Form 10QSB
period 2007-08-31
Photovoltaic Solar Cells, Inc.
filed 2007-10-12
CIK 1404943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: August 31, 2007

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

                       Commission file number: 000-52735

                        PHOTOVOLTAIC SOLAR CELLS, INC.
         (Exact name of small business issuer as specified in its charter)

               Nevada                                    20-8753132
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation  or  organization)              Identification  No.)

4115  Bandy  Blvd.,  Unit  A-7,  Ft  Pierce,  Florida              34981
   (Address  of  principal  executive  offices)                (Zip  Code)

                                  727-735-7832
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___


The number of shares of common stock, $.0001 par value, outstanding as of October 11, 2007: 4,050,000 shares

Transitional  Small  Business  Disclosure  Format (check one):   Yes ___   No  X

                 PHOTOVOLTAIC  SOLAR  CELLS,  INC.
                 PERIOD  ENDED  AUGUST  31,  2007

                              INDEX

PART  I.  FINANCIAL  INFORMATION                                         Page

     ITEM  1.     FINANCIAL  STATEMENTS

      Condensed  Balance  Sheet  as  of  August  31,  2007
        (Unaudited)                                                       3

     Condensed  Statement  of  Operations  for  the  three  months ended  August  31,  2007  and  for  the  period  from
       March  28,  2007  (inception)  through  August  31,  2007
       (Unaudited)                                                        4

      Condensed  Statement  of  Changes  in  Stockholders'  Equity
       for  the  period  from  March  28,  2007  (inception)  through
       August  31,  2007  (Unaudited)                                     5

     Condensed  Statement  of  Cash  Flows  for the three months ended
       August  31,  2007  and  for  the  period  from  March  28,
       2007  (inception)  through  August  31,  2007  (Unaudited)         6

     Notes  to  Condensed  Financial  Statements  as  of  August
       31,  2007  (Unaudited)                                             7

     ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  PLAN  OF  OPERATION     10

     ITEM  3.     CONTROLS  AND  PROCEDURES                              13

PART  II.   OTHER  INFORMATION

     ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES
         AND  USE  OF  PROCEEDS                                          13

     ITEM  6.     EXHIBITS                                               14

     SIGNATURES                                                          15

PART I. FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS

                         PHOTOVOLTAIC SOLAR CELLS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED BALANCE SHEET (UNAUDITED)
                                 AUGUST 31, 2007



                      ASSETS
                      ------

CURRENT ASSETS
  Cash                                                         $      143
                                                               ----------

          TOTAL CURRENT ASSETS                                        143

  Intangible Assets  - Patent                                      55,970
                                                               ----------


          TOTAL ASSETS                                         $   56,113
                                                               ==========


        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES
  Accrued professional fees                                   $     2,500
                                                              -----------

          TOTAL CURRENT LIABILITIES                                 2,500

STOCKHOLDERS' EQUITY
  Common Stock, $0.0001 Par Value
    50,000,000 shares Authorized.
    4,050,000 shares Issued and Outstanding                           405
  Additional paid in capital                                       74,265
  Deficit accumulated during the
    development stage                                             (21,057)
                                                               ----------

          TOTAL STOCKHOLDERS' EQUITY                               53,613
                                                               ----------

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                               $   56,113
                                                               ==========










                   The Accompanying Notes Are An Integral Part
                    Of These Condensed Financial Statements.

                         PHOTOVOLTAIC SOLAR CELLS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)





                                                             Cumulative from
                                        Three Months          March 28, 2007
                                           Ended           (inception) through
                                       August 31, 2007       August 31, 2007
                                       ---------------       ---------------


REVENUES                             $             -        $              -
                                     ---------------        ----------------

EXPENSES
  Professional Fees                            2,500                  21,000
  Miscellaneous expenses                          57                      57
                                     ---------------        ----------------

     Total expenses                            2,557                  21,057
                                     _______________        ________________

NET LOSS                            $         (2,557)       $        (21,057)
                                    ================       ==================



Net loss per share                  $           0.00        $           0.00
                                    ================       =================


Weighted average number of shares
  outstanding - basic and diluted   $      4,050,000        $      4,050,000
                                    ================        ================








                   The Accompanying Notes Are An Integral Part
                    Of These Condensed Financial Statements.

                         PHOTOVOLTAIC SOLAR CELLS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
     FOR THE PERIOD FROM MARCH 28, 2007 (INCEPTION) THROUGH AUGUST 31, 2007





                                                       Deficit
                                                      Accumulated
                                         Additional    During           Total
                         Common Stock      Paid-In    Development   Stockholders
                       Shares     Amount   Capital       Stage          Equity
                       -------------------------------------------------------


Common stock issued for
   patent and cash at
   $.018 per share     3,100,000  $   310 $  55,860  $     -      $     56,170
Common stock sold for
   cash at $.10
   per share             100,000       10     9,990        -            10,000
Common stock issued for
   professional fees at
   $.01 per share        850,000       85     8,415                      8,500
Net Loss, period from
   March 28, 2007
   (inception) through
   May 31, 2007                -        -         -    (18,500)        (18,500)
                       ------------------------------------------------------

Balance, May 31, 2007  4,050,000      405    74,265    (18,500)         56,170

Net Loss, three months
   ended August 31,2007        -        -         -    ( 2,557)         (2,557)
                        ------------------------------------------------------

Balance, August 31,
2007, (Unaudited)      4,050,000  $   405  $ 74,265  $ (21,057)   $     53,613
                       =======================================================















                   The Accompanying Notes Are An Integral Part
                    Of These Condensed Financial Statements.

                         PHOTOVOLTAIC SOLAR CELLS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                             Cumulative from
                                        Three Months          March 28, 2007
                                           Ended           (inception) through
                                       August 31, 2007        August 31, 2007
                                       ---------------        ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                   $   (2,557)             $  (21,057)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Stock issued for professional fees               -                   8,500
Changes in operating assets and liabilities:
   (Decrease)increase in accrued professional
     fees                                      (2,500)                  2,500
                                            -----------            -----------

Net cash used in operating activities          (5,057)                (10,057)

CASH FLOWS FROM FINANCING ACTIVITIES:

Sale of common stock                               -                   10,200
                                            ---------             -----------

Net cash provided by financing activities          -                   10,200
                                            ---------             -----------

Net change in cash                             (5,057)                    143

Cash, beginning of period                       5,200                       -
                                            ---------             -----------

Cash, end of period                        $      143            $        143
                                           ==========            ============


NON CASH INVESTING ACTIVITIES:

    Common stock issued for patent         $        -            $    55,970
                                           ==========            ===========











                   The Accompanying Notes Are An Integral Part
                     Of These Condensed Financial Statements

                         PHOTOVOLTAIC SOLAR CELLS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

Photovoltaic Solar Cells, Inc. ("we", "us" or "our company") was incorporated in the State of Nevada on March 28, 2007 primarily to engage in manufacturing solar cells to be used as an alternative method of producing electricity.


Nature of Operations
--------------------

To date the Company has not had operations other than the exchange of 4,050,000 shares of common stock for a patent, professional services and cash. (See Note
3).


Interim Financial Statements
----------------------------

The condensed financial statements for the three months ended August 31, 2007 and for the period from March 28, 2007 (inception) through August 31, 2007, are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The condensed results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These interim condensed financial statements should be read in conjunction with our audited financial statements for the year ended May 31, 2007 as reflected in our Form SB2 filed with the Securities and Exchange Commission.


Going Concern Issue
-------------------

We are a development stage company with no current revenue, limited operations and limited assets. There can be no assurance that upon implementing our business plan, we will be successful or that we will start producing sufficient revenues to sustain our operations. The Company's ability to execute its business plan will depend on its ability to obtain additional funding and achieve a profitable level of operations. There can be no assurance that sufficient funding will be obtained. Nor can the Company give any assurance that it will generate substantial revenues or that its business operations will prove to be profitable. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

The Company intends to raise capital through an initial public offering. In the event that this raising proves to be insufficient, the Company will seek additional funding, through either equity or debt financing.

                         PHOTOVOLTAIC SOLAR CELLS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible assets
-----------------

Intangible assets consist of a patent that is recorded at its acquisition cost as described in Note 2. The patent has a 17-year life, which expires in 2019, and will be amortized over the expiration term when the Company commences operations which generate revenues.


Use of Estimates
----------------

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.


Net Loss Per Share
------------------

We follow SFAS No. 128, "Earnings Per Share" in calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. Our diluted loss per share is the same as the basic loss per share, for the affect of common equivalent shares would have an anti dilutive effect.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of the Company's financial instruments, including cash and accrued expenses, approximate their fair value because of their relatively short maturities.


NOTE 2  - INTANGIBLE ASSET - PATENT

On April 30, 2007, the major stockholder and President of the Company assigned to the Company the exclusive title to patent No. US 6,380,477 related to a photovoltaic cell product and a method for its manufacture obtained in April 2002 from the United States Patent and Trademark Office, which expires in April 2019. The patent relates to the design of a photovoltaic device and a method for its manufacture. The invention facilitates the manufacture, transportation, and installation of solar cells. The Company issued 3,100,000 shares of its common stock in exchange for the exclusive rights to the aforementioned patent.

                         PHOTOVOLTAIC SOLAR CELLS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



NOTE  3  -  STOCKHOLDERS'  EQUITY

Our certificate of incorporation authorizes the issuance of 50,000,000 shares of common stock, par value $0.0001 as well as 10,000,000 shares of preferred stock par value $0.0001. There was no preferred stock issued and outstanding as of August 31, 2007.

In exchange for an aggregate consideration of $74,670, consisting of $10,000 in cash; ownership of certain U.S. patent rights, valued at $56,170; and professional services rendered - valued at $8,500, we issued a total of 4,050,000 shares of our common stock during the period from our inception on March 28, 2007 through August 31, 2007. There were no common shares issued during the three months from June 1, 2007 through August 31, 2007.


NOTE  4  -  RELATED  PARTY  TRANSACTIONS

The Company utilizes office space and manufacturing facilities provided by its major stockholder and President at no cost.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  PLAN  OF  OPERATION

     The following is management's discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited financial statements. This discussion should be read in conjunction with the financial statements and notes included in our Registration Statement on Form SB-2 (SEC file no. 333-144377).

    CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND FUTURE PROSPECTS

     Certain statements made in this Quarterly Report on Form 10-QSB, or made by us in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," "plan," or words or phrases of similar meaning.

     Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-QSB and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-KSB.

     Examples of forward looking statements in this Quarterly Report on Form 10-QSB include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

  *     the  risks  of  a  development  stage  company;

  *     the  availability  of  additional  capital  to  finance our development;

  *     our  dependence  on management and need to recruit additional personnel;

  *     the  limited  trading  market  for  our  Common  Stock;

  *     advances  by  our  competitors;  and

  * other risks, including those described in "Risk Factors" particularly our Registration Statement on Form SB-2 (SEC File No. 333-144377).

     We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them in light of new information or future events.

     In this Quarterly Report on Form 10-QSB, "Company," "the Company," "us," and "our" refer to Photovoltaic Solar Cells, Inc., a Nevada corporation, unless the context requires otherwise.

                                     GENERAL

     Photovoltaic Solar Cells, Inc. was incorporated on March 28, 2007 under the laws of the State of Nevada. Our company was formed for purposes of producing and marketing an inexpensive solar cell that can be sold over the Internet, shipped by overnight carrier without breakage, and assembled into solar panels either at the job site or in job shops around the world. Solar cells are semiconductor devices that convert sunlight into electricity and form the building block for all solar electric power products. We have acquired the patent rights to a proprietary process and design (the "Process and Design") from Lawrence F. Curtin, a Director and our President. We believe that the Process and Design have certain advantages over other current technologies used for the manufacture of solar cells. These advantages include the following:

     *     Faster  manufacturing  process
     * Less expensive manufacturing process using less expensive raw materials
     * The production of finished solar cells that are lighter, and are less susceptible to damage during shipping and that result in lower shipping costs as a result
     * The production of finished solar cells that have lower installation costs and are less susceptible to theft

     We are in a developmental stage and have not yet commenced full-scale sales, marketing and production activities. Once commercial production commences, our solar cells will be marketed and sold as a commodity for incorporation into applications and panels developed by original equipment manufacturers, other companies or individuals. (Panels are assemblies of solar cells connected together and encapsulated in a weatherproof package.) We do not intend to develop applications, or panels for our solar cells at any time in the foreseeable future.

                                PLAN OF OPERATION

     The  following  matters  constitute  our  primary  immediate  objectives:

     * Raise sufficient capital to enable us to construct our proposed equipment and have adequate working capital, although there can be no assurance that we will be successful in doing so;
     * Complete construction of our equipment, which we expect will take nine months from the date that sufficient funds are obtained, although there can be no assurance that we will be able to construct our equipment in this time frame;
     *     Successfully  test  our  completed  equipment;
     * Procure an initial stock of raw materials, commence commercial production of our solar cells, and build up an inventory of finished solar cells; and
     * Engage in marketing effort, primarily focused on selling on Internet by means of Web listings.

     Initially, our two officers and directors will personally operate our manufacturing equipment and be responsible for order fulfillment after commercial production of our solar cells commences. Once sales reach a certain level, we will hire and train an employee to take over the operation of our manufacturing equipment. We do not expect any difficulty or lengthy delay in the hiring and training of employees and procuring an initial stock of raw materialsOnce sales reach a certain higher level, we will consider adding another main production tool. We expect that the initial employee hired to oversee the operation of our initial manufacturing equipment will also be able to operate at least one and possibly more than one additional main production tools. If sales continue to increase, we will consider adding additional employees and additional main production tools as well as additional required equipment.

     We do not anticipate performing any research and development in the next 12 months, other than that the testing of our equipment after construction is completed. We expect no purchases or sales of any plant or significant equipment, other than our proposed custom-made manufacturing equipment and initial supplies expected to cost about $146,000. We do not anticipate any significant increase in our number of employees.

                         LIQUIDITY AND CAPITAL RESOURCES

      We do not now have funds sufficient for pursuing our plan of operation, but we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources or cash flows do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worse case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders' investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

                          CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our condensed financial statements. The preparation of our condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods. Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying amount of our patent.

     We believe the following is among the most critical accounting policies that impact our financial statements:

     We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended August 31, 2007.

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies and Organization, be read in conjunction with this Management's Discussion and Plan of Operations.

ITEM  3.     CONTROLS  AND  PROCEDURES

     We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There was no change in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Management does not expect that our disclosure controls and procedures will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, but not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur.

PART  II.  OTHER  INFORMATION

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

                                 USE OF PROCEEDS
                                 ---------------

     On July 23, 2007, the U.S Securities and Exchange Commission declared effective our Registration Statement on Form SB-2 (Commission File No.
333-144377). This Registration Statement registered the offering, on a self-underwritten/best efforts/no minimum basis, of a maximum of 4,000,000 shares of our common stock at a price of $0.20 per share. We have commenced this offering on a preliminary basis. As of the date of this Report, we have sold only 10,000 shares to a single investor for an aggregate purchase price of $2,000, resulting in net proceeds to us in the preceding amount. We made this sale at the request of the related investor because such investor has a business relationship with us. We are involved in continuing discussions with brokerage firms to assist us with the offering.

The following is the approximate actual expenses that we have incurred in connection with the offering of the securities registered under the Registration Statement. All of these expenses were paid to persons other than directors or officers of ours or persons owning 10% or more of any class of equity securities of ours.

          Item                                                            Amount
          ----                                                            ------

    SEC Registration Fee                                              $       24

    Legal Fees and Expense                                                 5,000

    Accounting Fees and Expenses                                           5,000

    Transfer Agent and Miscellaneous expenses                              1,000
                                                                      ----------

    Total                                                                $11,024
                                                                      ----------

ITEM  6.     EXHIBITS

     (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number       Description

31.01 Certification of the President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02 Certification of the Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01 Certification of the President Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02 Certification of the Treasurer Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PHOTOVOLTAIC  SOLAR  CELLS,  INC.
                                   (Registrant)


Dated:  October  12,  2007         By:  /s/  Lawrence  F.  Curtin
                                        -------------------------
                                   Lawrence  F.  Curtin,
                                   President
                                   (Principal  Executive
                                   Officer)


Dated:  October  12,  2007         By:  /s/  Harvey  Judkowitz
                                        ----------------------
                                   Harvey  Judkowitz,
                                   Treasurer
                                   (Principal  Financial  Officer  and
                                   Principal  Accounting  Officer)

EXHIBIT  31.01
                                 CERTIFICATIONS

I,  Lawrence  F.  Curtin,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Photovoltaic Solar Cells, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report fairly presents in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [LANGUAGE OMITTED PER RELEASE NO. 34-52492] for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, is made known to us by others within the entity, particularly during the period in which this report is being prepared;

(b)[LANGUAGE  OMITTED  PER  RELEASE  NO.  34-52492];

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal controls over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's Board of Directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

Date:  October 12,  2007
                                        /s/  Lawrence  F.  Curtin
                                        -------------------------
                                        Lawrence  F.  Curtin,
                                        President

EXHIBIT  31.02
                                 CERTIFICATIONS

I,  Harvey  Judkowitz,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Photovoltaic Solar Cells, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

5. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [LANGUAGE OMITTED PER RELEASE NO. 34-52492] for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, is made known to us by others within the entity, particularly during the period in which this report is being prepared;

(b)[LANGUAGE  OMITTED  PER  RELEASE  NO.  34-52492];

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal controls over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal controls over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's Board of Directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

Date  October  12,  2007

                                                  /s/  Harvey  Judkowitz
                                                  ----------------------
                                                  Harvey  Judkowitz,
                                                  Treasurer

EXHIBIT  32.01

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Photovoltaic Solar Cells, Inc. (the "Company") on Form 10-QSB for the quarter ended August 31, 2007 as filed with the Securities and Exchange Commission on or about the date hereof ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that  to  his  knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  October  12,  2007                    /s/  Lawrence  F.  Curtin
                                              -------------------------
                                              Lawrence  F.  Curtin,
                                              President

EXHIBIT  32.02

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Photovoltaic Solar Cells, Inc. (the "Company") on Form 10-QSB for the quarter ended August 31, 2007 as filed with the Securities and Exchange Commission on or about the date hereof ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that  to  his  knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  October  12,  2007                    /s/  Harvey  Judkowitz
                                              ----------------------
                                              Harvey  Judkowitz,
                                              Treasurer