Form 10QSB
period 2007-11-30
Photovoltaic Solar Cells, Inc.
filed 2007-12-28
CIK 1404943

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: November 30, 2007


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ______

                    Commission file number: 000-52735

                     PHOTOVOLTAIC SOLAR CELLS, INC.
     ---------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

               Nevada                          20-8753132
      ------------------------------         ---------------
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)        Identification No.)

 4115 Bandy Blvd., Unit A-7, Ft Pierce, Florida       34981
 ----------------------------------------------      --------
   (Address of principal executive offices)         (Zip Code)

                             727-735-7832
                      -------------------------
                     (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

The number of shares of common stock, $.0001 par value, outstanding as of December 10, 2007: 4,315,000 shares

Transitional Small Business Disclosure Format (check one):  Yes ___   No _X_

                       PHOTOVOLTAIC SOLAR CELLS, INC.
                       PERIOD ENDED NOVEMBER 30, 2007

                                  INDEX

PART I. FINANCIAL INFORMATION                                           Page

	ITEM 1.	FINANCIAL STATEMENTS

            Condensed Balance Sheet as of November 30, 2007
            (Unaudited)...................................................3

            Condensed Statement of Operations for the three months
            ended November 30, 2007 and for the period from
            March 28, 2007 (inception) through November 30, 2007
            (Unaudited)...................................................4

            Condensed Statement of Changes in Stockholders' Equity
            for the period from March 28, 2007 (inception) through
            November 30, 2007 (Unaudited).................................5

            Condensed Statement of Cash Flows for the three months
            ended November 30, 2007 and for the period from March 28,
            2007 (inception) through November 30, 2007 (Unaudited)........6

            Notes to Condensed Financial Statements as of
            November 30, 2007 (Unaudited).................................7


	ITEM 2.	MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

        ITEM 3. CONTROLS AND PROCEDURES



PART II.   OTHER INFORMATION


        ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        ITEM 6. EXHIBITS



SIGNATURES

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      PHOTOVOLTAIC SOLAR CELLS, INC.
                      (A Development Stage Company)
                   Condensed Balance Sheet (Unaudited)
                            November 30, 2007



                               ASSETS
                               ------

CURRENT ASSETS
  Cash -in Bank                              	   $   110,143
  Deposit on Equipment                                   5,000
                                                   -----------

          TOTAL CURRENT ASSETS                         115,143

OTHER ASSETS
   Equipment under Construction         23,771
   Intangible Assets  - Patent          55,970
                                        ------
          TOTAL OTHER ASSETS                            79,741
                                                   -----------

          TOTAL ASSETS                             $   194,884
                                                   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES
  Due to Officer                   $    35,181
                                   -----------
          TOTAL CURRENT LIABILITIES                     35,181
                                                   -----------

TOTAL LIABILITIES                                       35,181
                                                   -----------
STOCKHOLDERS' EQUITY
  Common Stock, $0.0001 Par Value
    50,000,000 shares Authorized.
    4,315,000 shares Issued and Outstanding                432
  Additional paid in capital                           193,738
  Deficit accumulated during the
    development stage                                  (34,467)
                                                   -----------

          TOTAL STOCKHOLDERS' EQUITY                   159,703
                                                   -----------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                   $   194,884
                                                   ===========








              The Accompanying Notes Are An Integral Part
                Of These Condensed Financial Statements.

                  PHOTOVOLTAIC SOLAR CELLS, INC.
                  (A Development Stage Company)
          Condensed Statement of Operations (Unaudited)


                                                       Cumulative from
                                     Three Months       March 28, 2007
                                        Ended        (inception) through
                                   November 30, 2007  November 30, 2007
                                      (Unaudited)        (Unaudited)
                                     ------------       -----------
REVENUES                             $          -       $         -

EXPENSES
  General & Administrative                 13,410            34,467
                                     ------------       -----------
   Total expenses                          13,410            34,467

                                     ____________       ___________
NET LOSS                             $    (13,410)      $   (34,467)
                                     ============       ===========


Net loss per share                   $       0.00       $     (0.01)
                                     ============       ===========

Weighted average number of shares
  outstanding - basic and diluted    $  4,144,176       $ 4,838,543
                                     ============       ===========









               The Accompanying Notes Are An Integral Part
                 Of These Condensed Financial Statements.

                     PHOTOVOLTAIC SOLAR CELLS, INC.
                     (A Development Stage Company)
  Condensed Statement of Changes in Stockholders' Equity (Unaudited)
For the period from March 28, 2007 (inception) through November 30, 2007


                                                         Deficit
                                                       Accumulated
                                          Additional    During the       Total
                          Common Stock      Paid-In    Development   Stockholders'
                        Shares     Amount   Capital       Stage          Equity
                       ---------------------------------------------------------
Common stock issued for
   patent and cash at
   $.018 per share     3,100,000  $   310  $  55,860   $       -     $    56,170

Common stock sold for
   cash at $.10
   per share             100,000       10      9,990           -          10,000

Common stock issued for
   professional fees at
   $.01 per share        850,000       85      8,415           -           8,500

Net Loss, period from
   March 28, 2007
   (inception) through
   May 31, 2007                -        -          -     (18,500)        (18,500)
                       ---------------------------------------------------------

Balance, May 31, 2007  4,050,000      405     74,265     (18,500)         56,170

Net Loss, three months
   ended August 31,2007        -        -          -     ( 2,557)         (2,557)
                       ---------------------------------------------------------

Balance, August 31,    4,050,000      405     74,265     (21,057)         53,613
   2007,

Common stock sold for
   cash at $.20
   per share             615,000       62    122,938           -         123,000

Shares issued at $0.01
cancelled by Board of
directors.              (350,000)     (35)    (3,465)          -          (3,500)

Net Loss, three months
 ended November 30,2007       -         -          -     (13,410)        (13,410)
                       ---------------------------------------------------------

                      4,315,000   $   432  $ 193,738   $ (34,467)    $   159,703
                      ==========================================================




                The Accompanying Notes Are An Integral Part
                 Of These Condensed Financial Statements.

                     PHOTOVOLTAIC SOLAR CELLS, INC.
                     (A Development Stage Company)
            Condensed Statement of Cash Flows (Unaudited)

                                                                   Cumulative from
                                                 Three Months       March 28, 2007
                                                     Ended        (inception) through
                                               November 30, 2007   November 30, 2007
                                                 (Unaudited)         (Unaudited)
                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                         $   (13,410)        $   (34,467)
Adjustments to reconcile net loss to net
   cash provide by (used in) operating activities:
   Cancellation of Previously issued Stock            (3,500)             (3,500)
Changes in operating assets and liabilities:
   (Increase)/Decrease in:
     Deposit on equipment                            ( 5,000)            ( 5,000)
     Due to shareholder                               35,181              35,181

   Increase/(Decrease) in:
     Accrued professional fees                       ( 2,500)                  -
                                                 -----------         -----------

Net cash provided by (used in) operating
  activities                                          10,771             ( 7,786)
                                                 -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment under construction          (23,771)            (23,771)
                                                 -----------         -----------

Net cash used for investing activities               (23,771)            (23,771)
                                                 -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Sale of common stock                                 123,000             141,700
                                                 -----------         -----------

Net cash provided by financing activities            123,000             141,700
                                                 -----------         -----------

Net change in cash                                   110,000             110,143


Cash, beginning of period                        $       143                   -
                                                 -----------         -----------

Cash, end of period                              $   110,143         $   110,143
                                                 ===========         ===========

NON CASH INVESTING ACTIVITIES:

    Common stock issued for patent               $         -         $    55,970
                                                 ===========         ===========




             The Accompanying Notes Are An Integral Part
              Of These Condensed Financial Statements

                  PHOTOVOLTAIC SOLAR CELLS, INC.
                  (A Development Stage Company)
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                  November 30, 2007 (Unaudited)



Note 1 - Organization and Summary of Significant Accounting Policies

Organization
------------

Photovoltaic Solar Cells, Inc. ("we", "us" or "our company") was incorporated in the State of Nevada on March 28, 2007 primarily to engage in manufacturing solar cells for use as an alternative method of producing energy (i.e., electricity).


Nature of Operations
--------------------

To date the Company's operations have been limited to issuing shares in exchange for a U.S. Patent and its business plan, professional auditing and legal fees in connection with its initial public offering.
Management has also begun the process of constructing the machinery that is required to create its intended solar cell product.


Interim Financial Statements
----------------------------

The condensed financial statements for the three months ended
November 30, 2007 and for the period from March 28, 2007 (inception) through November 30, 2007, are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The condensed results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These interim condensed financial statements should be read in conjunction with our audited financial statements for the period ended May 31, 2007 as reflected in our Form SB2 filed with the Securities and Exchange Commission.


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

                    PHOTOVOLTAIC SOLAR CELLS, INC.
                    (A Development Stage Company)
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                    November 30, 2007 (Unaudited)



Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

Intangible assets
-----------------

Intangible assets consist of a patent that is recorded at its acquisition cost as described in Note 3. The patent has a 17-year life, which expires in 2019, and will be amortized over the expiration term beginning when the Company commences revenue-generating operations.


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

Note 2 - Equipment Under Construction

The equipment under construction consists primarily of costs associated with building the equipment that is required to create its intended solar cell product. Additional costs and expenses necessary to complete the equipment and commence manufacturing of the solar cell products are estimated to be in excess of $120,000 over the next year.

                   PHOTOVOLTAIC SOLAR CELLS, INC.
                    (A Development Stage Company)
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                   November 30, 2007 (Unaudited)



Note 3 - Intangible Asset - Patent

On April 30, 2007, the major stockholder and President of the Company assigned to the Company the exclusive title to patent No. US 6,380,477 related to a photovoltaic cell product and a method for its manufacture obtained in April 2002 from the United States Patent and Trademark Office, which will expire in April 2019. The patent relates to the design of a photovoltaic device and a method for its manufacture. The invention facilitates the manufacture, transportation, and installation of solar cells. The Company issued 3,100,000 shares of its common stock in exchange for the exclusive rights to the aforementioned patent. The patent will be amortized over the expiration term beginning when the Company commences revenue-generating operations. No amortization expense has been recorded since the Company has not had any revenue-generating operations through November 30, 2007.

Note 4 - Stockholders'  Equity

Our certificate of incorporation authorizes the issuance of 50,000,000 shares of common stock, par value $0.0001 as well as 10,000,000 shares of preferred stock par value $0.0001. There was no preferred stock issued and outstanding as of November 30, 2007.

In exchange for an aggregate consideration of $74,670, consisting of $10,000 in cash; ownership of certain U.S. patent rights, valued at $56,170; and professional services rendered - valued at $8,500, we issued a total of 4,050,000 shares of our common stock during the period from our inception on March 28, 2007 through August 31, 2007.

Pursuant to our SB-2 Registration Statement we sold 615,000 shares of Common Stock at the per share price of $0.20. The share certificates were issued on November 12, 2007 and delivered to the purchasers by our transfer agent.

Shares issued to two individuals for legal and consulting services, amounting to 300,000 and 50,000 shares respectively, were cancelled by the Board of Directors for non-performance of their respective obligations.

Note 5 - Related Party Transactions

The Company utilizes office space and manufacturing facilities provided by its major stockholder and President at no cost.

The Company's major stockholder and President paid for various expenses and equipment under construction, totaling approximately $35,000 as of November 30, 2007. The amount due to this related party is non interest bearing with no specific terms for repayment.

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

  *  advances by our competitors;  and

  * other risks, including those described in "Risk Factors" beginning on page 4 and from time to time in our other
     Securities and Exchange Commission filings.

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

In this Quarterly Report on Form 10-QSB, "Company," "the Company," "us,", "we" and "our" refer to Photovoltaic Solar Cells, Inc., a Nevada corporation, unless the context requires otherwise.

                                  General

Photovoltaic Solar Cells, Inc. was incorporated on March 28, 2007 under the laws of the State of Nevada. Our company was formed for purposes of producing and marketing an inexpensive solar cell that can be sold over the Internet, shipped by overnight carrier without breakage, and assembled into solar panels either at the job site or in job shops around the world. Solar cells are semiconductor devices that convert sunlight into electricity and form the building block for all solar electric power products. We have acquired the patent rights to a proprietary process and design (the "Process and Design") from Lawrence F. Curtin, a Director and our President. In addition
Mr. Curtin has further developed the roll coater patent to work under atmospheric condition without it being in a vacuum chamber. We have worked with a number of materials in this process including cadmium telluride, selenium and silicon/graphite combination. We expect to only use silicon and graphite (sheets of graphene) in our manufacturing of solar cells. We anticipate additional patent filing on the proprietary roll to roll process to make solar cell material and solar cells. We believe that the Process and Design have certain advantages over other current technologies used for the manufacture of solar cells. These advantages include the following:

     * Faster and less expensive manufacturing process using less expensive raw materials.
     * The production of finished solar cells that are lighter, and are less susceptible to damage during shipping and that result in lower shipping costs as a result.
     * The production of finished solar cells that have lower installation costs and are less susceptible to theft.

We are in a developmental stage and have not yet commenced full-scale sales, marketing and production activities. Once commercial production commences, our solar cells will be marketed and sold as a commodity for incorporation into applications and panels developed by original equipment manufacturers ("O.E.M.'s"), other companies or individuals. (Panels are assemblies of solar cells connected together and encapsulated in a weatherproof package.) We do not intend to develop applications, or panels for our solar cells at any time in the foreseeable future.

                        Plan of Operation

The following matters constitute our primary immediate objectives:

   1. Raise sufficient capital to enable us to construct our proposed equipment and have adequate working capital, although there can be no assurance that we will be successful in doing so;

   2. Complete construction of our equipment, which we expect will take nine months from the date that sufficient funds are obtained, although there can be no assurance that we will be able to construct our equipment in this time frame;

   3. Successfully test our completed equipment;

   4. Procure an initial stock of raw materials, commence commercial production of our solar cells, and build up an inventory of finished solar cells; and

   5. Continually engage in marketing effort, primarily focused on selling on Internet by means of Web listings.

Initially, two of our officers will personally operate our manufacturing equipment and be responsible for order fulfillment after commercial production of our solar cells commences. As our level of sales increases and requires enhanced production, we will hire and train at least one individual to take over the operation of our manufacturing equipment.
We do not expect any difficulty or lengthy delay in the hiring and training of employees and procuring an initial stock of raw materials.
We anticipate that as our sales continue to grow we will have to increase production capability by constructing additional custom designed tools and manufacturing equipment. We expect that the initial employee we hire will oversee the operation of our manufacturing equipment and will also be able to operate more than one additional main production tools. Additional employee(s) will be hired as needed.


We are continually performing research and development and will conduct the ongoing testing of our equipment during the construct process. We do not expect to purchase or sell any manufacturing facilities, machinery or significant equipment, other than our proposed custom-made manufacturing equipment and initial supplies, which we expect, will cost approximately $146,000. We do not anticipate any significant increase in our number of employees.


                     Liquidity and Capital Resources

We have improved our working capital position by the sale of 615,000 common shares at $0.20 per share, in our initial public offering. We believe that although these funds are not sufficient for completing our plan of operation, they are enough to allow us to begin construction of the machinery we require for the manufacture of the solar cells based on our proprietary technology. We anticipate continuing our efforts to procure additional working capital to fund our operations until we are able to generate a cash flow from operations to finance our operations. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources or cash flows do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worse case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders' investment.
If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

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


We had no unregistered sales of equity securities during the period covered by this report.

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

                                 PHOTOVOLTAIC SOLAR CELLS, INC.
                                 (Registrant)


Dated: December 28, 2007         By: /s/ Lawrence F. Curtin
                                     ----------------------------
                                     Lawrence F. Curtin,
                                     President
                                     (Principal Executive Officer)


Dated: December 28, 2007         By: /s/ Harvey Judkowitz
                                     ----------------------------
                                     Harvey Judkowitz,
                                     Treasurer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)