Form 10-K
period 2008-02-29
Photovoltaic Solar Cells, Inc.
filed 2008-05-02
CIK 1404943

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year period ended: February 29, 2008

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

                Commission file number: 000-52735
                                        ---------

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

                          727-735-7832
                    -------------------------
                   (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ---      ---

The   number  of  shares  of  common  stock,  $.0001  par  value, outstanding as of April 10, 2008 is 4,915,000.

The aggregate market value of the common voting equity held by non-affiliates (365,000 Shares) computed by reference to the price at which the common equity last sold ($1.50) on April 29, 2008 is: $547,500.

Transitional Small Business Disclosure Format (check one):
Yes       No  X
    ---      ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check One:

  Large accelerated filer [ ]      Accelerated filer:        [ ]
  Non-accelerated filer   [ ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act). Yes    No  X
                                                   ---    ---

DOCUMENTS INCORPORATED BY REFERENCE:  None

                        TABLE OF CONTENTS

Part I.                                                             Page
Item 1.   Description of Business                                    4
          (a) Business Development
              1.  Formation
          (b) Business of Issuer
              1.  Principal Products and Services
              2.  Market
              3.  New Products or Services
              4.  Competition
              5.  Sources of Supply
              6.  Major Customers
              7.  Patents, Trademarks, Licenses, etc.
            8-9.  Government Regulation and Approval
             10.  Research and Development
             11.  Environmental Compliance
             12.  Employees
          (c) Reports to Shareholders

Item 2.   Properties                                                 6
Item 3.   Legal Proceedings                                          6
Item 4.   Submission of Matters to a vote of Security Holders        6
Part II
Item 5.   Market for Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of Equity
          Securities.                                                7
Item 6.   Selected Financial Data.                                   7
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                       8
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk.                                                      8
Item 8.   Financial Statements and Supplementary Data.             9 - 20
Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosures.                     21
Item 9A.  Controls and Procedures.                                  21
Item 9A   (T). Controls and Procedures.                             21
Item 9B.  Other Information.                                        21
Part III
Item 10.  Directors, Executive Officers and Corporate Governance.   22
Item 11.  Executive Compensation.                                   23
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.               23
Item 13.  Certain Relationships and Related Transactions, and
          Director Independence.                                    24
Item 14.  Principal Accounting Fees and Services.                   24
Part IV
Item 15.  Exhibits, Financial Statement Schedules.                  25

Part I

Disclosure Regarding Forward-Looking Statements and Future Prospects

Certain statements made in this Annual Report on Form 10-K, or made by us in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," "plan," or words or phrases of similar meaning.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Annual Report on Form 10-K and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-Q.

Examples of forward looking statements in this Annual Report on Form 10-K include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

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

In this Annual Report on Form 10-K, the words "Company," "the Company," "us", "we" and "our" refer to Photovoltaic Solar Cells, Inc., a Nevada corporation, unless the context requires otherwise. References herein to the "Securities Act" shall mean "The Securities Act of 1933, as amended"; references herein to the "Exchange Act" shall mean the "Securities Exchange Act of 1934, as amended".


Item 1.     Business.

General
-------
Photovoltaic Solar Cells, Inc. was incorporated on March 28, 2007 under the laws of the State of Nevada. Our company was formed for purposes of producing and marketing an inexpensive solar cell that can be advertised, marketed and sold primarily through a proprietary Internet website; with the finished product then shipped by overnight carrier without breakage, and assembled into solar panels either at the job site or in job shops around the world. Solar cells are semiconductor devices that convert sunlight into electricity and form the building block for all solar electric power products. On April 30, 2007 we acquired the patent rights to a proprietary process and design (the "Process and Design") from Lawrence F. Curtin, our founder, who is Chairman of our Board of Directors and is our President. Additionally, Mr. Curtin has further developed the roll coater patent to work under atmospheric condition without requiring a vacuum chamber. We have worked with a number of materials in this process including cadmium telluride, dye doped titanium dioxide, selenium and silicon/graphite combination. We expect to only use silicon and graphite (sheets of graphene) in our manufacturing of
--------------------
solar cells. We anticipate filing patents on our various chemical blends, as well as their method of manufacture; and on the proprietary roll-to-roll process to make solar cell material and solar cells. We believe that the Process and Design have certain advantages over other current technologies used for the
manufacture  of  solar  cells.   These  advantages  include   the
following:

       * Faster and less expensive manufacturing process using less expensive raw materials.
       * The raw materials used are non-toxic.
       * The materials used have a long history of reliability.
       * The production of finished solar cells that are lighter, and are less susceptible to damage during shipping, which results in lower shipping costs.
       * The productions of finished solar cells that have
         lower installation costs and are less susceptible
         to theft.

We are in a developmental stage and have not yet commenced full-scale sales, marketing and production activities. Once commercial production commences, our solar cells will be marketed and sold as a commodity for incorporation into applications and panels developed by original equipment manufacturers ("O.E.M.'s"), other companies or individuals. (Panels are assemblies of solar cells connected together and encapsulated in a weatherproof package.) We have no intention to develop applications, or panels for our solar cells at any time in the foreseeable future.


Plan of Operation

The following matters constitute our primary immediate objectives:

     1. Raise sufficient capital to enable us to complete the construction of our proprietary production equipment, and to attain a level of adequate working capital, although there can be no assurance that we will be successful in doing so;
     2. Complete construction of our equipment, which we expect will be completed during the second quarter of fiscal 2009, although there can be no assurance that we will be able to construct our equipment in this time frame;
     3. Procure an initial stock of raw materials, commence commercial production of our solar cells, and build up an inventory of finished solar cells; and
     4. Continually engage in marketing effort, primarily focused on selling on Internet by means of Web listings.


Patents and Trademarks.
----------------------
In February, 2008 Lawrence F. Curtin, our founder, Chairman and President, filed a Trademark application with the U. S. Patent and Trademark Office for the intent-to-use "MATRIX SOLAR CELL" in association with our electrostatic solar cell printing process. This Process and Design was developed and patented (U.S. Patent No. 6,380,477 B1 dated April 30, 2002, "Method of Making Photovoltaic Device") by Lawrence F. Curtin and was assigned to us in April 2007. The Trademark application was assigned to us in February 2008 in exchange for our assuming the obligation to pay to Mr. Curtin the $1,025 cost he incurred in the filing of the Trademark Assignment with the US Patent and Trademark Office.

We intend to decide on a case-by-case basis, whether and in what countries we will file foreign counterparts of our current and any future U.S. patents and trademarks. Our policy will be to protect our technologies by filing patent applications with respect to technology considered important to business development.

In February 2008 Lawrence F. Curtin and Zechariah Krogen-Curtin owners of the following described patent applications, assigned all of their rights, title and interests to the Company in exchange for the nominal consideration of $80; we also paid $7,900 directly in legal and filing costs with regard to the PCT Application as described below:

The following are the Five Patent Applications that have been assigned to us by Messrs Curtin:

     Description
     -----------
1. "SOLAR CELL WINDOW LAYER."
2. "NANOCRYSTALLINE SILICON SOLAR CELL MATERIAL."
3. "METHOD OF MANUFACTURING A PHOTOVOLTAIC SOLAR CELL SO THAT
    THE PHOTOVOLTAIC SOLAR CELL PRODUCES BETWEEN 2 TIMES AND 2
    1/2 TIMES ITS MATERIAL'S OUTPUT WITH LITTLE INCREASE IN COST."
4. "METHOD OF CREATING A BAND GAP IN ELECTRONICLLY CONDUCTIVE GRAPHITE, GRAPHENE, CARBON NANO TUBES OR BUCKEYEBALLS."
5. An Application pursuant to the INTERNATIONAL PATENT COOPERATION TREATY ("PCT") based upon the provisional patent, #3 listed and described hereinabove.

Protecting  Intellectual  Property.
----------------------------------
We intend that all future employees and consultants will generally be required to sign confidential information non-disclosure agreements upon the commencement of their employment with us. Our non-disclosure agreements will provide that all confidential information developed or made known to the individual during the Course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. These agreements will provide that all inventions made by the individual shall be our exclusive property. However, these agreements may not provide meaningful protection for our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

Competition.
-----------
In addition to our rights in the foregoing patent, we also expect that we will rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We expect that our success and ability to compete will significantly depend on the proprietary process and design we will use in connection with the manufacture of our solar cells.

Government Regulation.
---------------------
Although we initially planned that certain components of our products would contain Selenium (Se), the use of which is subject to environmental regulations. We have since changed from selenium to environmentally friendly materials - Silicon/graphite. We are licensed in St. Lucie County, Florida to operate a laboratory using crystal material. Silicon is a crystalline material. Future environmental regulations could impact the manufacture and sale of solar cells and could require us to make unforeseen environmental expenditures. Everything we currently use or expect to use in our manufacturing process is environmentally compatible.

Reports to Security Holders.
---------------------------
All reports which we are required to file under the Securities Act and the Exchange will be filed and we anticipate will be available on our own website: www.photovoltaicsolarcells.com. as
                              ------------------------------
well as the SEC's website (www.sec.gov) and will be available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information regarding operation of the Public Reference Room by calling 1 800-SEC-0330.

Item 2. Properties.

We presently have the use of approximately 1,800 sq. ft. of office and manufacturing facilities located at 4115 Bandy Blvd., Unit A-7, Ft Pierce, Florida 34981. Lawrence F. Curtin, our Chairman and President provided these facilities to us at no cost from our inception through fiscal year ending February 29, 2008. Pursuant to a Letter Agreement, effective March 1, 2008, we will be paying to Mr. Curtin a monthly rent of $2,000 (which sum includes all utilities). The agreement is for one year and unless given 30 days notice, it shall be automatically renewed for a like period. The arrangement may terminate at any time upon mutual consent. Mr. Curtin also uses these offices and facilities to conduct a non-competing business entity that he owns. If our business develops as planned, we most likely will seek alternative or additional facilities, which we believe are readily obtainable.


Item 3.   Legal Proceedings

There are no legal actions presently or pending by or against the Company. We know of no claims or threatened action.

Item 4.   Submission of Matters to a vote of Security Holders.

During the fourth quarter of our fiscal year ending February 29, 2008, (December 1, 2007 through February 29, 2008), there were no matters submitted to a vote of our security holders.

Part II


Item 5.  Market for Registrant's Common Equity, Related
         Stockholder Matters and Issuer Purchases of
         Equity Securities.

Trading  Market.  The  first market transaction  for  our  Common
---------------
shares was made on February 13, 2008 when 500 shares were traded at the price of $1.80. Our shares are traded under the symbol PVSO on the Electronic trading board operated as the "Pink Sheets" and have been accepted for trading on the Frankfurt Exchange (Germany) under the symbol "3PH"; the initial U.S. trading market quote was Bid 1.50, Ask 2.00. Minimal trading of 1,600 shares occurred through February 29, 2008. Set forth below is the range of high and low information for our common stock as traded during fiscal 2008. This information regarding trading represents prices between dealers and does not reflect retail mark-up or markdown or commissions, and may not necessarily represent actual market transactions.

                  FISCAL PERIOD                        HIGH    LOW
---------------------------------------------------   -----   -----
2008:

First quarter (March 28 (inception) - May 31, 2007)   $   -   $   -
Second quarter (June 1 - August 31, 2007)                 -       -
Third quarter (September 1 - November 30, 2007)           -       -
Fourth quarter (December 1, 2007 - February 29, 2008)  2.00    1.50


Future public sales of unregistered shares of our common stock will only be permissible pursuant to appropriate exemptions from registration, or providing that such shares offered for sale are covered by an effective registration statement; or in compliance with Rule 144 under the Act.

Holders.
-------
Presently there are approximately 24 holders of record of our common stock. Out of an aggregate of Four Million Nine Hundred and Fifteen (4,915,000) issued and outstanding shares, Six Hundred and Fifteen Thousand (615,000) were registered pursuant to our SB-2 Registration Statement, declared effective as of July 23, 2007 by the Securities and Exchange Commission and incorporated herein by reference. 4,300,000 of the outstanding shares are unregistered, including 3,800,000 shares held by PVSO's officers and directors.

Securities Authorized for Issuance Under Equity Compensation Plans.
------------------------------------------------------------------
We have no equity compensation plans.

Cash Dividends. We have not paid any cash dividends to date,  and
--------------
have no plans to do so in the immediate future.

Item 6.  Selected Financial Data.

      N/A

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Until such time as our level of working capital, whether through investor funding or revenues from operation, will allow us to hire production employees, two of our executive officers are personally operating our manufacturing equipment; they also will have make sure that all orders are fulfilled after commercial production of our solar cells commences. As our level of sales increases and requires enhanced production, we shall hire and train production employees as needed to operate our manufacturing equipment. We do not expect any difficulty or lengthy delay in the hiring and training of employees and or procuring an initial stock of raw materials. We anticipate that as our sales grow we will have to increase production capability by constructing additional custom designed tools and manufacturing equipment. We expect that the initial employee we hire will oversee the operation of our manufacturing equipment and will also be able to operate more than one additional main production tools.

We are continually performing research and development and will conduct the ongoing testing of our equipment during the construct process. We do not expect to purchase or sell any manufacturing facilities, machinery or significant equipment, other than our proposed custom-made manufacturing equipment and initial supplies, which we expect, will cost approximately $246,000. Presently we have the equipment that is required to formulate and produce the chemical blends we use. At this time we do not anticipate any significant increase in our number of employees.

Liquidity and Capital Resources.
-------------------------------

We have improved our working capital position by the sale in 2007 of 615,000 common shares at $0.20 per share, for gross proceeds of $123,000 in our July 23, 2007 initial public offering. We have applied all of the proceeds (in cash and/or by an acceptable alternative) of that share Offering (SEC File #333-144377) as follows:

       Accounting and auditing fees.................$   13,500
       Officers compensation........................    12,000
       Transfer agent fees..........................     2,900
       Office and Travel expenses...................     4,700
       Machinery....................................    77,000
       Patent Applications .........................     7,900
       Deposit on Equipment. .......................     5,000
                                                    ----------
                      Total Proceeds Applied        $  123,000
                                                    ==========

We believe that although these funds were not sufficient to complete our plan of operation, they were enough to allow us to begin construction of the machinery we require for the manufacture of the solar cells based on our proprietary technology. We anticipate continuing our efforts to procure additional working capital to fund our operations until we are able to generate a cash flow from operations to finance our operations. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources or cash flows do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worse case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders' investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.


Critical Accounting Policies
----------------------------
The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our condensed financial statements. The preparation of our condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods. Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying amount of our patent.

We believe the following is among the most critical accounting policies that impact our financial statements:

     We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the period from March 28, 2007 (inception) through February 29, 2008.

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant
Accounting Policies and Organization, be read in conjunction with this Management's Discussion and Plan of Operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We  do not presently, nor do we intend in the future to engage in
buying,   selling  or  positioning  any  market  risk   sensitive
instruments.

Item 8.  Financial Statements and Supplementary Data.


                 PHOTOVOLTAIC SOLAR CELLS, INC.
                 PERIOD ENDED FEBRUARY 29, 2008



                              INDEX



 FINANCIAL STATEMENTS                                            Page
                                                                 ----

     REPORT OF INDEPENDENT REGISTERED

     PUBLIC ACCOUNTING FIRM                                      F - 2

     BALANCE SHEET AS OF FEBRUARY 29, 2008                       F - 3

     STATEMENT OF OPERATIONS FOR THE PERIOD FROM
       MARCH 28, 2007 (INCEPTION) THROUGH FEBRUARY 29, 2008      F - 4

     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM MARCH 28, 2007 (INCEPTION)
       THROUGH FEBRUARY 29, 2008                                 F - 5

     STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
       MARCH 28, 2007 (INCEPTION) THROUGH FEBRUARY 29, 2008      F - 6

     NOTES TO FINANCIAL STATEMENTS AS OF FEBRUARY 29, 2008       F - 7

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Photovoltaic Solar Cells, Inc.

We have audited the accompanying balance sheet of Photovoltaic Solar Cells, Inc. ("the Company") (a development stage company) as of February 29, 2008, and the related statements of operations, changes in stockholders' equity, and cash flows for the period from March 28, 2007 (inception) to February 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Photovoltaic Solar Cells, Inc. (a development stage company) as of February 29, 2008, and the results of its operations and its cash flows for the period from March 28, 2007 (inception) to February 29, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's lack of revenues, limited assets and loss from operations during the development stage raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Berkovits & Company, LLP
--------------------------------
Berkovits & Company, LLP
Ft. Lauderdale, Florida
April 25, 2008

                 PHOTOVOLTAIC SOLAR CELLS, INC.
                  (A Development Stage Company)
                          Balance Sheet
                        February 29, 2008

                      ASSETS
                      ------
CURRENT ASSETS
  Cash in Bank                                   $    71,414
  Prepaid Insurance                                    1,896
  Prepaid Services                                   120,000
  Deposit on Equipment                                 5,000
                                                 -----------

          TOTAL CURRENT ASSETS                       198,310
                                                 -----------

OTHER ASSETS
  Equipment Under Construction                       173,015
  Intangible Assets                                   64,895
                                                 -----------
                                                     237,910
                                                 -----------
          TOTAL ASSETS                           $   436,220
                                                 ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES
  Accrued Expenses                               $     3,293
  Due to Officer                                     174,087
                                                 -----------
          TOTAL CURRENT LIABILITIES                  177,380
                                                 -----------
          TOTAL LIABILITIES                          177,380
                                                 -----------

STOCKHOLDERS' EQUITY
  Preferred Stock, $0.0001 Par Value;
  10,000,000 shares Authorized; none
    issued and outstanding                                 -
  Common Stock, $0.0001 Par Value;
    50,000,000 shares Authorized;
    4,915,000 shares Issued and Outstanding              492
  Additional Paid in Capital                         373,678
  Deficit Accumulated During the
    Development Stage                               (115,330)
                                                 -----------
          TOTAL STOCKHOLDERS' EQUITY                 258,840
          TOTAL LIABILITIES AND                  -----------

            STOCKHOLDERS' EQUITY                 $   436,220
                                                 ===========


The accompanying notes are an integral part of these financial statements.

                 PHOTOVOLTAIC SOLAR CELLS, INC.
                  (A Development Stage Company)
                     Statement of Operations



                                                For the Period
                                             from March 28, 2007
                                             (inception) through
                                              February 29, 2008
                                              -----------------

REVENUES                                         $         -
                                                 -----------
EXPENSES
  General & Administrative                           115,330
                                                 -----------

   Total expenses                                    115,330
                                                 -----------

NET LOSS                                         $  (115,330)
                                                 ===========


Net loss per share                               $    ( 0.03)
                                                 ===========

Weighted average number of shares
  outstanding - basic and diluted                $ 3,739,176
                                                 ===========






The accompanying notes are an integral part of these financial statements.

                   PHOTOVOLTAIC SOLAR CELLS, INC.
                    (A Development Stage Company)
            Statement of Changes In Stockholders' Equity
For the period from March 28, 2007 (inception) through February 29, 2008

                                                                      Deficit
                                                                     Accumulated
                                                          Additional   During        Total
                   Preferred Stock      Common Stock       Paid-In   Development  Stockholders'
                  -----------------     ------------
                   Shares    Amount    Shares    Amount    Capital     Stage        Equity
                  -------    ------   ---------  ------   --------    -------      --------
Common stock
issued for
patent and
cash at $0.018
per share               -    $    -   3,100,000  $  310   $ 55,860          -      $ 56,170

Common stock
sold for cash
at $0.10
per share               -         -     100,000      10      9,990          -        10,000

Common stock
issued for
professional
fees at $0.01
per share               -         -     850,000      85      8,415          -         8,500

Common stock
sold for cash
at $0.20 per share      -         -     615,000      62    122,938          -       123,000

Shares issued
at $0.01 per
share cancelled
by board of
directors               -         -    (350,000)    (35)    (3,465)         -        (3,500)

Shares issued
in exchange for
equity investment       -         -     600,000      60    179,940          -       180,000

Net Loss - for the
period March 28,
2007 (inception)
through February
29, 2008                -         -           -       -          -   (115,330)     (115,330)
                  -------    ------   ---------  ------   --------    -------      --------
Balance  02-29-08       -    $    -   4,915,000  $  492   $373,678  ($115,330)     $258,840
                  =======    ======   =========  ======   ========   ========      ========




The accompanying notes are an integral part of these financial statements.

                 PHOTOVOLTAIC SOLAR CELLS, INC.
                  (A Development Stage Company)
                     Statement Of Cash Flows

                                                          For the Period
                                                       From March 28, 2007
                                                       (Inception) through
                                                        February 29, 2008
                                                        -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $  (115,330)

Adjustments to reconcile net loss to net cash
 used in operating activities:
  Non cash operating activities:
     Issuance of equity investments for services                60,000
     Expenses paid by Officer                                   15,085
     Stock issued for professional services                      5,000
  Changes in operating assets and liabilities:
     Increase in deposit on equipment                           (5,000)
     Increase in accrued expense                                 3,293
                                                           -----------

Net cash used in operating activities                          (36,952)
                                                           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment under construction                        (1,934)
Payments for intangible assets                                  (7,900)
                                                           -----------

Net cash used for investing activities                          (9,834)
                                                           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts due to officer                            (15,000)
Sale of common stock                                           133,200
                                                           -----------
Net cash provided by financing activities                      118,200
                                                           -----------

Net change in cash                                              71,414

Cash, beginning of period                                            -
                                                           -----------

Cash, end of period                                        $    71,414
                                                           ===========
NON CASH INVESTING ACTIVITIES:
  Common stock issued for patent                           $    55,970
                                                           ===========
  Equipment under construction paid for by officer         $   171,081
                                                           ===========
  Prepaid insurance paid by officer                        $     1,896
                                                           ===========
  Trademark Application paid by officer                    $     1,025
                                                           ===========
  Issuance of equity investments for services              $   180,000
                                                           ===========
  Common stock issued for equity investments               $   180,000
                                                           ===========

The accompanying notes are an integral part of these financial statements.

                 PHOTOVOLTAIC SOLAR CELLS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        February 29, 2008



Note 1 - Organization and Summary of Significant Accounting Policies

Organization
------------

Photovoltaic Solar Cells, Inc. ("we", "us", "our" or "the Company") was incorporated in the State of Nevada on March 28, 2007 primarily to engage in manufacturing solar cells for use as an alternative method of producing energy (i.e., electricity).


Nature of Operations
--------------------

To date the Company has conducted operations limited to developing our business plan and acquiring one U.S. Patent by an Assignment - in exchange for common shares. We have also acquired by Assignment, five New Patent Applications and one Trademark Application - all for a nominal cash consideration and the payment of filing fees and legal costs. Additionally in July 2007 we raised equity financing though our initial public offering. Management is in the process of constructing the manufacturing "production line" that is required to produce our intended solar cell product.


Going Concern Issue
-------------------

We are a development stage company with no current revenue, limited operations and limited assets. There can be no assurance that upon implementing our business plan, we will be successful or that we will start producing sufficient revenues to sustain our operations. The Company's ability to execute its business plan will depend on its ability to obtain additional funding and achieve a profitable level of operations. There can be no assurance that sufficient funding will be obtained. Nor can the Company give any assurance that it will generate sufficient revenues or that its business operations will prove to be profitable. The foregoing matters raise substantial doubt about the Company's ability to continue as a going concern.

Cash
----

For purposes of balance sheet classification and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and any certificates of deposit that do not contain material early withdrawal penalties to be cash equivalents.

Equipment under Construction
----------------------------

The equipment under construction is stated at cost and consists primarily of payments associated with building the equipment that is required to create its intended solar cell product. We will begin depreciating the assets once the equipment is in use.

                 PHOTOVOLTAIC SOLAR CELLS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        February 29, 2008

Note 1 - Organization and Summary of Significant Accounting Policies
         (continued)

Intangible assets
-----------------

Intangible assets consist of a Trademark for which an application has been filed with the U.S. Patent and Trademark Office; one issued Patent; and five Patent Applications, all recorded at their acquisition cost as described in Note 2. The issued Patent has a 17-year life, which expires in 2019, and will be amortized over the expiration term beginning when the Company commences revenue-generating operations.

Use of Estimates
----------------

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Net Loss Per Share
------------------

The Company follows SFAS No. 128, "Earnings Per Share" in calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. Our diluted loss per share is the same as the basic loss per share, for the affect of common equivalent shares would have an anti dilutive effect.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of the Company's financial instruments, including cash and accrued expenses, approximate their fair value because of their relatively short maturities.

Recent Accounting Pronouncements
--------------------------------

In February 2007, the Financial FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and
Liabilities ("SFAS No. 159"). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and
fees  related  to  those  items  in  earnings  as  incurred   and
not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, "Fair Value Measurements". An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is evaluating the potential impact of the adoption of SFAS No. 159 on the Company's financial statements.

                 PHOTOVOLTAIC SOLAR CELLS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        February 29, 2008

Note 1 - Organization and Summary of Significant Accounting Policies
         (continued)

Recent Accounting Pronouncements (Continued)

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" (SFAS
157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on December 1, 2007. The Company is evaluating the potential impact of the adoption of SFAS No. 157 on the Company's financial statements.


Income Taxes
------------

The  Company  uses the assets and liability method of  accounting for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under the assets and liability method of SFAS No. 109, deferred tax
assets  and  liabilities  are  recognized  for  the  future   tax
consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.


Note 2  - Intangible Asset - Patents

On April 30, 2007, the major stockholder and President of the Company assigned to the Company the exclusive title to patent No. US 6,380,477 related to a photovoltaic cell product and a method for its manufacture (issued in April 2002 by the United States Patent and Trademark Office) which patent expires in April 2019. The patent relates to the design of a photovoltaic device and a method for its manufacture. The invention facilitates the manufacture, transportation, and installation of solar cells. The Company issued 3,100,000 shares of its common stock in exchange for the exclusive rights to the aforementioned patent. In February 2008, for $80 as nominal consideration we acquired five Patent Applications pertaining to solar cell manufacturing that had been filed by Mr. Curtin and his son, Zechariah Krogen-Curtin, the co-inventors. In addition, the Company paid $6,700 in direct legal and filing fees for the Patent Cooperation Treaty Application ("PCT") that was one of the five Applications acquired by assignment in February. In exchange for our assuming payment of the filing fees, and other costs totaling $1,025 Lawrence Curtin also assigned a Trademark Application to the Company.

Note  3  -  Stockholders'  Equity

Our certificate of incorporation authorizes the issuance of 50,000,000 shares of common stock, par value $0.0001 as well as 10,000,000 shares of preferred stock par value $0.0001. There were no shares of preferred stock issued and outstanding as of February 29, 2008.

                 PHOTOVOLTAIC SOLAR CELLS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        February 29, 2008



Item 3  - Stockholders' Equity (Continued).

In exchange for an aggregate consideration of $71,170, consisting of $10,200 in cash; ownership of certain U.S. patent rights, valued at $55,970; and professional services rendered - valued at $5,000, we issued a total of 3,700,000 shares of our common stock during the period. Pursuant to our SB-2 Registration Statement we sold 615,000 shares of Common Stock at the per share price of $0.20. As explained in Note 5 hereinafter, in January 2008 we issued 600,000 common shares in exchange for 1,500,000 restricted shares of an unrelated publicly trading company.


Note 4  - Related Party Transactions

During  the  period,  the  Company  utilized  office  space   and
manufacturing facilities provided at no cost by its major stockholder and Chairman.

In addition, Lawrence F. Curtin our major stockholder and Chairman made certain payments on behalf of the Company and has agreed to forego reimbursement until such time as our working capital is sufficient to cover our operations. We anticipate that our working capital will reach an acceptable level within the February 28, 2009 fiscal year, and that these cash advances will be reimbursed without interest. There is no formal written agreement regarding the terms and conditions by which the Company is obligated to provide such reimbursement.


Note 5 - Private transaction - Share Exchange with shares of
China Nuvo Solar Energy Inc.

In January, 2008 the Board of Directors authorized the issuance of an aggregate of Six Hundred Thousand (600,000) previously unissued common shares to two individuals, one of whom is a director and officer of the Company, in exchange for the transfer to the Company of an aggregate of One Million Five Hundred Thousand (1,500,000) restricted common shares owned by the two individuals, of China Nuvo Solar Energy, Inc., an unaffiliated public company whose shares trade on the OTCBB under the symbol CNUV. Simultaneously with the foregoing authorization, the board approved the immediate transfer of all of the CNUV shares to four individuals (our former securities counsel, our current securities legal counsel, a strategic advisor to the board and a scientific advisor to management) as consideration for their individual past or future services. The board authorized these transactions to relieve the Company from its obligation to provide compensation to these individuals without negatively impacting current working capital and the Company's cash position. All of our common shares issued in this transaction were issued by us pursuant to 4(2) of the Securities Act, are not registered under the said Act and were issued by us as "restricted securities" thereunder.

                 PHOTOVOLTAIC SOLAR CELLS, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        February 29, 2008




Note 6 - Income Taxes

Tax effects of temporary differences that give rise to deferred tax assets at February 29, 2008 are as follows:

     Net operating loss carry forwards            $ 43,399

     Valuation allowance                            43,399
                                                   -------

     Net future tax asset                         $      -
                                                   =======

At February 29, 2008, the Company had losses carried forward of approximately $43,000 available to reduce future years' income for U.S. income tax purposes which expire in various years to 2028.

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosures.

We have not changed auditors or otherwise had any disagreements with our auditor during the period covered by this Annual Report on Form 10-K.




ITEM 9A.  CONTROLS AND PROCEDURES.

  Item 307 (Reg S-K) Disclosure Controls and Procedures.
  Item  308  (Reg S-K) Internal Control Over  Financial Reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting, the effectiveness of the registrant's disclosure controls and procedures or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.



Item 9B. Other Information.

In January, 2008 the Board of Directors authorized the issuance of an aggregate of Six Hundred Thousand (600,000) previously unissued common shares to two of our principal shareholders, one of whom is a director and officer of the Company, in exchange for the transfer to PVSO of an aggregate of One Million Five Hundred Thousand (1,500,000) restricted common shares of China Nuvo Solar Energy, Inc., an unaffiliated public company whose shares trade on the OTCBB under the symbol CNUV. Simultaneously with the foregoing authorization, our board approved the immediate transfer of all of the CNUV shares to four individuals (our former securities counsel, our current securities legal counsel, a strategic advisor to the board and a scientific advisor to
PVSO) as consideration for their individual past and future services to our company. The board authorized these transactions to provide compensation to these individuals while conserving our current working capital and cash position. All of the foregoing transactions were non-public transactions and we believe that the shares were validly issued, with the proper Notice of restrictions on transfer - pursuant to the exemption from registration provided by 4(2) of the Securities Act.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are listed below with information about their respective backgrounds:

     Name                  Age   Positions
------------------------------------------------------------------
Lawrence F. Curtin         65    Chairman, Chief Executive Officer
                                  and President

Harvey Judkowitz           63    Director and Treasurer

Zechariah Krogen-Curtin    22    Director and Secretary


Lawrence F. Curtin is the founder of the Company and has served as Chairman of the Board of Directors, CEO and President since our inception. He was first introduced to the Science of Photovoltaics in 1957 while at the United Nations Solar Energy Center in Cairo, Egypt. In 1980 he founded a Florida company, Photovoltaics, Inc., which built photovoltaic lighting systems for the outdoor advertising industry. His partner in this venture was Crouse Hinds Lighting. Crouse Hinds Lighting was the second largest lighting company in the United States at that time. He sold his interest in 1985.

In 1997 Mr. Curtin created a paint process to paint solar cells onto an existing surface. The University of Miami Chemistry Department gave him lab facilities and two graduate students for this project. A patent was awarded for this in 1999. In 1998 he was invited by the Swiss Institute of Technology in Lausanne,
Switzerland to consult with the head of their Chemistry Department on paint on dye doped TiO2 process. In 1998 he was invited by Canon Corporation in Tokyo, Japan to consult on the marketing of a self-adhesive a-Si solar cell made on a roll to roll web for which patents were awarded in 2000 and 2002. Zechariah Krogen-Curtin accompanied him on that trip. In December of 1998 Mr. Curtin began an Internet sales organization to market solar cells. This trading operation developed 270 clients worldwide. He sold this operation to his largest client in 2000 because he had no secure supply of solar cells. In 2002 and 2003 he developed a method of making nano particle solar cells and electrostatically coating them onto a moving conductive film. The nano particle photovoltaic materials were vapor deposited into 50 billion holes in a silicon wafer. They were then vibrated out of these holes and used in a colloid which was then electrostically painted onto the moving conductive film. In 1998 he was invited to visit Alan Heeger's Chemistry Lab at the University of California, Santa Barbara by one of his staff to consult on conductive plastic for solar cells. Alan Heeger was the winner of a Nobel Prize in Chemistry for the discovery and development of conductive polymers. In 2003 Lawrence Curtin was invited to work at Cornell University's Knight Labs to further develop his nano particle solar cells. He has been invited to lecture at the Technical Institute of Physics in Moldova and Florida Atlantic University on nano particles. In October 2005 Mr. Curtin incorporated Photovoltaics, Inc., in Nevada. Photovoltaics, Inc. is a private company that he has used to pursue his research and development. In 2006 he filed for patents on a non-vacuum way to make multi junction solar cells with wave-guides. These patents were first licensed and then sold to a company that has announced plans to make them in China. He has also filed for patents on a Hydrogen Absorption Rod that produces hydrogen from seawater using photovoltaics. He is a 1967 graduate of the University of Wisconsin with a Batchelor degree in Science.

Harvey Judkowitz has served as a Director and our Treasurer since shortly after our inception. Presently he is Chairman and CEO of HP Capital Resources, Inc. and was the Chairman of the Board and CEO of UniPro Financial Services, Inc. (UPRO) from June 2003 until September, 2005. He currently serves on the Board of Directors and is chairman of the audit committees for the following publicly traded companies: The Singing Machine, Inc.
(SMD), and Hard To Treat Diseases, Inc. (HTDS). He is also a member of the Board of Directors and member of the audit committee of Phoenix Biopharm Inc. (PXBM). He has served as Chief Financial Officer of Claire's Stores and several other publicly traded companies. During the past 20 years, Mr. Judkowitz has been a consultant providing strategic services to companies in the "going public" process. He is a Certified Public Accountant licensed in both New York and Florida. From 1988 to date, Mr. Judkowitz has conducted his own CPA practice. He is a 1967
graduate   of  Pace  University  having  received  a  B.B.A.   in
Accounting degree.

Zechariah (Zack) Krogen-Curtin has served as a Director and our Secretary since inception. He works in all areas at Photovoltaic Solar Cells Inc. He has been involved in Photovoltaics since he was eight years old when he built his first solar panel. Dr. Michael Graetzel, Director of the Laboratory for Photonics and Interfaces of the Swiss Federal Institute of Technology, in Lausanne, Switzerland, a renowned expert in the science of photovoltaics, favorably critiqued one of Zack's early photovoltaic science projects. Zack attended Indian River Community college in 2004 and Kalamazoo College, one of Western Michigan University's colleges in 2005. He is continuing his education in Physics, Chemistry, Photovoltaics, Geology and Oceanography while working for the company.

Item 11.   Executive Compensation.

During our February 29, 2008 fiscal year we paid a total of $12,000 in compensation to our executive officers, as follows:

     Lawrence F. Curtin, President/CEO .......... $5,000
     Zechariah Krogen-Curtin, Secretary .........  5,000
     Harvey Judkowitz, Treasurer ................  2,000

Subject to available working capital, since October, 2007 Lawrence F. Curtin and Zechariah Krogen-Curtin are each receiving $1,000 per month; Mr. Judkowitz is receiving $500 per month. We do not have any written employment agreements with any of our executive officers, and do not expect to enter into any such agreements in the immediate future. Such compensation will depend upon revenues from product sales and our working capital.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

The following table sets forth as of February 29, 2008, the number of shares of our Common Stock beneficially owned by (i) each of our directors; (ii) each of our executive officers; (iii) each person known by us to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such group or person. Unless otherwise indicated, the address for each person named in the table is 4115 Bandy Blvd., Unit A-7, Ft. Pierce, Florida 34981.

                                   Amount of    Percentage of
     Name and Address of           Beneficial    Outstanding
     Beneficial Owner              Ownership       Shares
     --------------------------------------------------------
     Lawrence F. Curtin            2,500,000       50.9%
     Zechariah Krogen-Curtin         600,000       12.2%
     Harvey Judkowitz (1)            700,000       14.2%

     All directors and officers    3,800,000       77.3%

     Richard W. Perkins and
     Perkins Capital Mgmt., Inc.     750,000(2)    15.3%

     ----------------------------
     (1)  Mr. Judkowitz's address is 14241 SW 92nd Ave, Miami,
          Florida 33176


     (2) Perkins Capital Management, Inc., a Minnesota Business Corporation owned by Richard W. Perkins, is the beneficial owner of 175,000 common shares and has sole dispositive power over 375,000 shares owned by its clients. Mr. Perkins is the beneficial owner of 575,000 common shares, and has sole power to vote or direct the vote over an additional 375,000 shares, held of record on behalf of investment clients. The individual and corporate shareholders are both registered with the Securities and Exchange Commission as investment advisors. Mr. Perkins' address is: 730 East Lake Street, Wayzata, MN 55391-1769


Item 13.  Certain Relationships and Related Transactions, and
          Director Independence.

In connection with the organization of our company, we issued to Lawrence F. Curtin, a director and our President, 3.1 million shares of Common Stock (600,000 of which were subsequently given to Zechariah Krogen-Curtin, Mr. Curtin's son) in consideration of the assignment of his rights in a certain patent. Mr. Curtin has indicated that he expended approximately $700,000 in direct costs in connection with the development of the technology covered by this patent. The number of shares for the acquisition of the preceding patent rights was not determined in true arms length negotiations. Accordingly, there can be no assurance that the number of shares was not as favorable to us as the number that would have been agreed to in true arms length negotiations.

From our inception through fiscal February 29, 2008 Mr. Curtin provided us with office and manufacturing facilities, at no cost to the Company. Effective March 1, 2008, we will be paying to Mr. Curtin a monthly rent of $2,000. There is no written agreement and the arrangement may terminate at any time upon mutual consent.


Item 14.  Principal Accounting Fees and Services.

Audit Fees - Consists of $13,500 in fees billed for professional services rendered for the audit of our condensed financial statements and review of the interim condensed financial statements included in our Form 10-K quarterly reports and services that were provided by Berkovits & Co, LLP.

Audit-Related Services.   None.

Tax Fees.  None.

All Other Fees.  None.

Audit Committee Disclosures.  We do not have an audit committee.

Principal Accountants Services.  Not applicable.


Part IV
Item 15.  Exhibits, Financial Statement Schedules.

Exhibits
--------

10.1  Assignment of Pending Patent Applications from Lawrence F.
      Curtin, et al, dated February 28, 2008; filed herewith.

31.1 Certification of Lawrence F. Curtin, Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended; filed herewith.

31.2 Certification of Harvey Judkowitz, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended; filed herewith.

32.1 Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act; filed herewith.

32.2 Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act; filed herewith.




Financial Statement Schedules.
-----------------------------

None

                           SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Photovoltaic Solar Cells,
Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PHOTOVOLTAIC SOLAR CELLS, INC.



Date:  May 2, 2008            By: /s/ Lawrence F. Curtin
                                  ---------------------------
                                  Lawrence F. Curtin
                                  Chief Executive Officer



In  accordance  with the requirements of the Securities  Exchange
Act  of  1934,  the following persons on behalf  of  Photovoltaic
Solar Cells, Inc. and in the capacities and on the dates indicated have signed this report below:

SIGNATURE                     CAPACITY                   DATE
---------------------------   -----------------------    -----------


/s/   Lawrence F. Curtin      Chairman of the Board
---------------------------   Chief Executive Officer    May 2, 2008
Lawrence F. Curtin            President


/s/ Harvey Judkowitz          Director and Treasurer     May 2, 2008
---------------------------   Principal Accounting and
Harvey Judkowitz              Chief Financial Officer


/s/ Zechariah Kroger-Curtin   Director and Secretary     May 2, 2008
---------------------------
Zechariah Kroger-Curtin