Form 10-Q
period 2008-05-31
Photovoltaic Solar Cells, Inc.
filed 2008-07-14
CIK 1404943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: May 31, 2008

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the  transition period from _______ to _________

Commission file number: 000-52735

PHOTOVOLTAIC SOLAR CELLS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8753132 (I.R.S. Employer Identification No.)

4115 Bandy Blvd., Unit A-7, Ft Pierce, Florida (Address of principal executive offices)	34981 (Zip Code)

727-735-7832

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check One:

Large accelerated filer [ ]	Accelerated filer: [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act

[  ]  Yes                                                [X]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.0001 par value	4,940,000 as of May 31, 2008

DOCUMENTS INCORPORATED BY REFERENCE:  None

Disclosure Regarding Forward-Looking Statements and Future Prospects

Certain statements made in this Quarterly Report on Form 10-Q, or made by us in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-Q and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Form 8-K.

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

  •

the risks of a development stage company;

  •

the availability of additional capital to finance our development;

  •

our dependence on management and need to recruit additional personnel;

  •

the limited trading market for our Common Stock;

  •

advances by our competitors;  and

  •

other risks, including those described in “Risk Factors” from time to time in any of our Securities and Exchange Commission filings.

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

In this Quarterly Report on Form 10-Q, the words “Company,” “the Company,” “us”, “we” and “our” refer to Photovoltaic Solar Cells, Inc., a Nevada corporation, unless the context requires otherwise. References herein to the “Securities Act” shall mean “The Securities Act of 1933, as amended”; references herein to the “Exchange Act” shall mean the “Securities Exchange Act of 1934, as amended”.

Part I   - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Page

Condensed Balance Sheets, as of May 31, 2008 (Unaudited) and February 29, 2008 (Audited)	F – 2

Condensed Statements of Operations for the three months ended May 31, 2008 (Unaudited) and for the period from March 28, 2007 (inception) to May 31, 2007 (Audited) and for the period from March 28, 2007 (inception) to May 31, 2008 (Unaudited)

F – 3

Condensed Statement of Changes in Stockholders’ Equity for the period from March 28, 2007 (inception) to May 31, 2008 (Unaudited)	F-4

Condensed Statements of Cash Flows for the three months ended May 31, 2008 (Unaudited) and for the period from March 28, 2007(inception) to May 31, 2007 (Audited) and for the period from March 28, 2007 (inception) to May 31, 2008 (Unaudited)

F-5

Notes to Condensed Financial Statements	F-6-F-9

PHOTOVOLTAIC SOLAR CELLS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	May 31, 2008	February 29, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash in Bank	$26,282	$71,414
Prepaid Insurance	948	1,896
Prepaid Services	120,000	120,000
Deposit on Equipment	--	5,000
TOTAL CURRENT ASSET	147,230	198,310

OTHER ASSETS
Equipment Under Construction	184,178	173,015
Intangible Assets	64,895	64,895
TOTAL OTHER ASSETS	249,073	237,910
TOTAL ASSETS	$396,303	$436,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued Expenses	316	3,293
Due to Officer	169,087	174,087
TOTAL CURRENT LIABILITIES	169,403	177,380
TOTAL LIABILITIES	169,403	177,380

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 Par Value; 10,000,000 shares Authorized; none issued and outstanding	--	--
Common Stock, $0.0001 Par Value 50,000,000 shares Authorized; 4,940,000 and 4,915,000 shares issued and outstanding, respectively	494	492
Additional Paid in Capital	411,176	373,678
Deficit Accumulated During the Development Stage	(184,770)	(115,330)
TOTAL STOCKHOLDERS' EQUITY	226,900	258,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$396,303	$436,220

The accompanying notes are an integral part of these condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended May 1, 2008	Cumulative Period from March 28, 2007 (inception) To May 31, 2007	Cumulative Period from March 28, 2007 (inception) To May 31, 200
	(Unaudited)	(Audited)	(Unaudited)

REVENUES	$--	$--	$--

EXPENSES
General & Administrative	69,440	18,500	184,770

Total expenses	69,440	18,500	184,770
Net loss	$(69,440)	$(18,500)	$(184,770)

Net loss per share-basic and diluted	$(0.014)	$(0.010)

Weighted average number of shares outstanding - basic and diluted	4,921,318	1,833,077

The accompanying notes are an integral part of these condensed financial statements

PHOTOVOLTAIC SOLAR CELLS, INC.

(A Development Stage Company)

 CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MARCH 28, 2007 (inception) THROUGH MAY 31, 2008

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Common Stock issued for Patent and Cash at $0.018 per share	--	$--	3,100,000	$310	$55,860	$--	$56,170
Common Stock issued for Cash at $0.10 per share	--	--	100,000	10	9,990	--	10,000
Common Stock issued for Professional Fees at $0.01 per share	--	--	850,000	85	8,415	--	8,500
Common Stock issued for Cash at $0.10 per share	--	--	615,000	62	122,938	--	123,000
Shares issued at $0.01 per share cancelled by board of directors	--	--	(350,000)	(35)	(3,465)	--	(3,500)
Common Stock issued in exchange for equity investment	--	--	600,000	60	179,940	--	180,000
Net loss	--	--	--	--	--	(115,330)	(115,330)
Balance - February 29, 2008	--	$--	4,915,000	$492	$373,678	$(115,330	$258,840
Common Stock issued for professional fees at $1.50	--	--	25,000	2	37,498	--	37,500
Net Loss for Period Ending May 31, 2008	--	--	--	--	--	(69,440)	(69,440)
Balance – May 31, 2008 (Unaudited)	--	$--	4,940,000	$494	$411,176	$(184,770)	$226,900

The accompanying notes are an integral part of these condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended May 1, 2008	Cumulative Period from March 28, 2007 (inception) To May 31, 2007	Cumulative Period from March 28, 2007 (inception) To May 31, 200
	(Unaudited)	(Audited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(69,440)	$(18,500)	$(184,770)
Adjustments to reconcile net loss t net cash used in operating activities:
Issuance of equity investments for services	30,000	--	90,000
Expenses paid by officer	--	--	15,085
Stock issued for professional services	7,500	8,500	12,500
Changes in operating assets and liabilities:
Decrease/(Increase) in prepaid insurance	948	--	(948)
Decrease in deposit on equipment	5,000	--	--
((Decrease)/Increase in accrued expenses	(2,978)	5,000	315
Net cash used in operating activities	(28,970)	(5,000)	(67,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment under construction	(11,162)	--	(13,097)
Payments for intangible assets	--	--	(7,900)
Net cash used for investing activities	(11,162)	--	(20,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of amounts due to officer	(5,000)	--	(18,103)
Sale of common stock	--	10,200	133,200
Net cash provided by financing activities	5,000	10,200	115,097
Net change in cash	(45,132)	5,200	26,282
Cash, beginning of period	71,414	--	--
Cash, end of period	$26,282	$5,000	$26,282

NON CASH INVESTING ACTIVITIES:
Common stock issued for patent	$--	$55,970	$55,970
Equipment under construction paid for by officer	$--	$--	$171,081
Prepaid insurance paid by officer	$--	$--	$1,896
Trademark Application paid by officer	$--	$--	$1,205
Issuance of equity investments for services	$--	$--	$180,000
Common stock issued for equity investment	$--	$--	$180,000
Common stock issued for professional fees	$37,500	$--	$42,500

The accompanying notes are an integral part of these condensed financial statements

PHOTOVOLTAIC SOLAR CELLS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MAY 31, 2008

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Photovoltaic Solar Cells, Inc. ("we", "us", "our” or “the Company") was incorporated in the State of Nevada on March 28, 2007 primarily to engage in manufacturing solar cells for use as an alternative method of producing energy (i.e., electricity).

Nature of Operations

To date the Company has conducted limited operations including developing our business plan and acquiring one U.S. Patent by an Assignment - in exchange for common shares. We have also acquired by Assignment, five New Patent Applications and one Trademark Application - all for a nominal cash consideration and the payment of filing fees and legal costs. In July 2007 we raised equity financing through our initial public offering. Management is in the process of constructing the manufacturing “production line” that is required to produce our intended solar cell product. During this report period, the Company has continued to conduct research and development on the chemistry it expects to use in its solar cell manufacturing process. We have strived to develop processes to create solar cells only using “environmentally friendly” materials such as graphite as the base material.  We expect to continue research and development as long as it is necessary to enable us to produce high quality solar cells as inexpensively as is possible. We are expecting to have our production line operating prior to the end of fiscal year 2009.

Going Concern Issue

We are a development stage company with no current revenue, limited operations and limited assets. There can be no assurance that upon implementing our business plan, we will be successful or that we will start producing sufficient revenues to sustain our operations. The Company's ability to execute its business plan will depend on its ability to obtain additional funding and achieve a profitable level of operations. There can be no assurance that sufficient funding will be obtained. Nor can the Company give any assurance that it will generate sufficient revenues or that its business operations will prove to be profitable. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation

The accompanying interim condensed financial statements as of May 31, 2008 and for the three month period ended May 31, 2008 and the cumulative period from March 28, 2007 (inception) to May 31, 2008 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended February 29, 2008 as included in the Company’s 10-K for that year. The results of the three months ended May 31, 2008 are not necessarily indicative of the results to be expected for the pending full year ending February 29, 2009.

PHOTOVOLTAIC SOLAR CELLS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2008

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Cash Equivalents

For purposes of balance sheet classification and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and any certificates of deposit that do not contain material early withdrawal penalties to be cash equivalents.

Research and Development Costs

All research and development costs are charged to results of operations as incurred. These expenses relate to Mr. Curtin’s salary in making the patented process and the production line work properly and are shown as a component of general and administrative expenses in the statements of operations. For the quarter ended May 31, 2008, this amount totaled $3,000.

Equipment under Construction

The equipment under construction is stated at cost and consists primarily of payments associated with building the equipment that is required to create the intended solar cell product. We will begin depreciating the assets once the equipment is in use.

Intangible assets

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

Use of Estimates

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from such estimates.

Net Loss Per Share

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash, accrued expenses and due to officers, approximates their fair value because of their relatively short maturities.

PHOTOVOLTAIC SOLAR CELLS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2008

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In February 2007, the Financial FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS No. 159").  SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, "Fair Value Measurements". An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is evaluating the potential impact of the adoption of SFAS No. 159 on the Company's financial statements.

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements” (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  Implementation of SFAS 157 is required for fiscal years beginning after November 15, 2008. The Company is evaluating the potential impact of the adoption of SFAS No. 157 on the Company's financial statements.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Note 2  - Intangible Asset - Patents

On April 30, 2007, the major stockholder and President of the Company assigned to the Company the exclusive title to patent No. US 6,380,477 related to a photovoltaic cell product and a method for its manufacture (issued in April 2002 by the United States Patent and Trademark Office) which patent expires in April 2019. The patent relates to the design of a photovoltaic device and a method for its manufacture. The invention facilitates the manufacture, transportation, and installation of solar cells. The Company issued 3,100,000 shares of its common stock in exchange for the exclusive rights to the aforementioned patent. In February 2008, we acquired five Patent Applications pertaining to solar cell manufacturing that had been filed by our president Mr. Curtin and his son, Zechariah Krogen-Curtin, the co-inventors. In addition, the Company paid $6,700 in direct legal and filing fees for the Patent Cooperation Treaty Application (“PCT”) that was one of the five applications acquired by assignment in February. In exchange for our assuming payment of the filing fees, and other costs totaling $1,025; Lawrence Curtin also assigned a Trademark Application to the Company.

PHOTOVOLTAIC SOLAR CELLS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2008

(Unaudited)

Note 3 - Stockholder’s Equity

The Company is authorized to issue 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. As of May 31, 2008 no shares of preferred stock have been issued. In May 2008 the Board of Directors authorized the issuance of 25,000 unregistered Common shares to an independent consultant as partial compensation for services. These shares were issued in a private transaction not involving a public offering, pursuant to the exemption provided by Section 4 (2) of the Securities Act of 1933 (the “Act”), from the registration requirements of Section 5 of the Act. The Company has valued the 25,000 shares issued in May 2008 at $1.50 per share for an aggregate non-cash expense of $37,500.

Of the total 4,940,000 common shares issued and outstanding as of May 31, 2008, an aggregate of 3,100,000 were issued to the founders for cash and the assignment to the Company of a U.S. Patent; 1,315,000 shares were issued in exchange for cash or equity investment; and 525,000 were issued in exchange for professional fees.

Note 4 - Income Taxes

Tax effects of temporary differences that give rise to deferred tax assets at May 31, 2008 are as follows:

Net operating loss carry forwards	$185,000
Gross deferred tax asset	63,000
Valuation allowance	(63,000)
Net deferred tax asset	$--

At May 31, 2008, the Company had losses carried forward of approximately $185,000 available to reduce future years’ income for U.S. income tax purposes which expire in various years beginning 2028.

Note 5 - Related Parties

Pursuant to the resolution of the Board of Directors, effective March 1, 2008 the Company is paying $2,000 per month to the Company’s President for the use of the office and production facilities in Ft. Pierce, Florida.

During the period ending May 31, 2008 there were no share issuance transactions between the Company and any related parties.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are continually performing research and development and will conduct the ongoing testing of our equipment during the construction process. We do not expect to purchase or sell any manufacturing facilities, machinery or significant equipment, other than our proposed custom-made manufacturing equipment and initial supplies, which we expect, will cost approximately $246,000. Presently we have the equipment that is required to formulate and produce the chemical blends we use. At this time we do not anticipate any significant increase in our number of employees.

When our working capital situation allows, we intend to hire production employees as required. Presently two of our executive officers are conducting all operations currently in progress. We anticipate that as our sales begin and grow, we will require enhanced production facilities - necessitating that we hire and train production employees on an as needed basis to operate our manufacturing equipment. We do not expect any difficulty or lengthy delay in the hiring and training of employees and or procuring of an inventory of raw materials. Enhanced production facilities will include an increase in production capability to be obtained from constructing additional custom designed tools and manufacturing equipment. We expect that the initial employees we hire will oversee all phases of our intended operations from manufacturing equipment to order fulfillment.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED BY SEVERAL FACTORS.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

*

our ability to execute our business plan- including raising sufficient working capital;

*

future operating results below expectation;

*

solar industry developments;

*

external economic and other factors;

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Business - General

Photovoltaic Solar Cells, Inc. was incorporated on March 28, 2007 under the laws of the State of Nevada. Our company was formed for purposes of producing and marketing an inexpensive solar cell that can be advertised, marketed and sold primarily through a proprietary Internet website; with the finished product then shipped by overnight carrier without breakage, and assembled into solar panels either at the job site or in job shops around the world. Solar cells are semiconductor devices that convert sunlight into electricity and form the building block for all solar electric power products. On April 30, 2007 we acquired the patent rights to a proprietary process and design (the "Process and Design") from Lawrence F. Curtin, our founder, who is Chairman of our Board of Directors and is our President. Additionally, Mr. Curtin has further developed the roll coater patent to work under atmospheric condition without requiring a vacuum chamber. We have worked with a number of materials in this process including cadmium telluride, dye doped titanium dioxide, selenium and silicon/graphite combination. During the period covered by this report Mr. Curtin has developed a dye doped Graphite/Graphene solar cell - in the form of graphene sheets. Management believes that this new graphite process is considered more environmentally friendly than competing processes. This recently developed graphite/graphene only process should reduce our manufacturing costs and favorably impact our product pricing. We anticipate protecting it by filing a U. S. patent application in the near future. We believe that our proprietary processes and Designs have certain advantages over other current technologies used for the manufacture of solar cells. These advantages include the following:

•

Faster and less expensive manufacturing process using less expensive raw materials.

•

The raw materials used are non-toxic.

•

The materials used have a long history of reliability.

•

The production of finished solar cells that are lighter, and are less susceptible to damage during shipping, which results in lower shipping costs and less product breakage.

•

The productions of finished solar cells that have lower installation costs and are less susceptible to theft. Management continues to work with combinations of materials that it has experience with in its effort to create the lowest cost, environmentally friendly and most highly efficient solar cell.

We are in a developmental stage and have not yet commenced production, sales and marketing activities. Once commercial production commences, we intend that our basic solar cells will be marketed and sold as a commodity for incorporation into applications and panels developed by original equipment manufacturers (“OEM’s”), other companies or individuals. (Panels are assemblies of solar cells connected together and encapsulated in a weatherproof package). In conjunction with promoting, marketing and selling solar cells, from time-to-time we may develop specific use applications for direct sale to users or OEM’s.

Our Plan of Operation

The following matters constitute our primary immediate objectives:

1.  Raise sufficient capital to enable us to complete the construction of our proprietary production equipment, and to attain a level of adequate working capital, although there can be no assurance that we will be successful in doing so;

2. Complete construction of our equipment, which we expect will be completed during fiscal 2009, although there can be no assurance that we will be able to construct our equipment in this time frame;

3. Procure an initial stock of raw materials, commence commercial production of our solar cells, and build up an inventory of finished solar cells; and

4. Continually engage in marketing effort, primarily focused on selling on Internet by means of Web listings.

Patents and Trademarks.

In February, 2008 Lawrence F. Curtin, our founder, Chairman and President, filed a Trademark application with the U. S. Patent and Trademark Office for the intent-to-use “MATRIX SOLAR CELL” in association with our electrostatic solar cell printing process. This Process and Design was developed and patented (U.S. Patent No. 6,380,477 B1 dated April 30, 2002, “Method of Making Photovoltaic Device”) by Lawrence F. Curtin and was assigned to us in April 2007. The Trademark application was assigned to us in February 2008 in exchange for our assuming the obligation to pay the costs he incurred in the filing of the Trademark Assignment with the US Patent and Trademark Office.

We expect to decide on a case-by-case basis, whether and in what countries we will file foreign counterparts of our current and any future U.S. patents and trademarks. Our policy will be to protect our technologies by filing patent applications with respect to technology considered important to business development.

The following are the Five Patent Applications that have been assigned to us by Messrs Curtin:

Description

1.

"Solar Cell Window Layer."

2.

"Nanocrystalline Silicon Solar Cell Material."

3.

"Method Of Manufacturing A Photovoltaic Solar Cell So That The Photovoltaic Solar
Cell Produces Between 2 Times And 2 ½ Times Its Material's Output With Little Increase In Cost."

4.

"Method Of Creating A Band Gap In Electronically Conductive Graphite, Graphene, Carbon Nano Tubes Or Buckeyeballs."

5.

An Application Pursuant To The International Patent Cooperation Treaty (“Pct”) Based Upon The Provisional Patent, #3 Listed And Described Hereinabove.

Protecting Intellectual Property.

We intend that all future employees and consultants will generally be required to sign confidential information non-disclosure agreements upon the commencement of their employment with us. Our non-disclosure agreements will provide that all confidential information developed or made known to the individual during the Course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. These agreements will provide that all inventions made by the individual shall be our exclusive property. However, these agreements may not provide meaningful protection for our trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

Competition.

In addition to our rights in our present and future patents, we also expect that we will rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We expect that our success and ability to compete will significantly depend on the proprietary process and design we will use in connection with the manufacture of our solar cells.

Government Regulation.

Although we initially planned that certain components of our products would contain Selenium (Se), the use of which is subject to environmental regulations. We have since changed from selenium to environmentally friendly materials - Silicon/graphite. We are licensed in St. Lucie County, Florida to operate a laboratory using crystal material. Silicon is a crystalline material. Future environmental regulations could impact the manufacture and sale of solar cells and could require us to make unforeseen environmental expenditures. Mr. Curtin just recently developed a solar cell production process using graphite/graphene only to produce a solar cell, which should  reduce our manufacturing costs and favorably impact our product pricing. Everything we currently use or expect to use in our manufacturing process is environmentally compatible.

Reports to Security Holders.

All reports which we are required to file under the Securities Act and the Exchange will be filed and we anticipate will be available on our own website: www.photovoltaicsolarcells.com as well as the SEC's website (www.sec.gov) and will be available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information regarding operation of the Public Reference Room by calling 1 800-SEC-0330.

Properties.

We use approximately 1,800 sq. ft. of office and manufacturing facilities located at 4115 Bandy Blvd., Unit A-7, Ft Pierce, Florida 34981. Beginning March 1, 2008 Lawrence F. Curtin, our Chairman and President provides these facilities to us at the monthly rent to Mr. Curtin of $2,000 (which includes all utilities). The agreement is for one year and unless given 30 days notice, it shall be automatically renewed for a like period. The arrangement may terminate at any time upon mutual consent. As, when and If our business develops as planned, we most likely will seek alternative or additional facilities, which we believe are readily available.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

We do not presently, nor do we intend in the future to engage in buying, selling or positioning any market risk sensitive instruments.

Item 4

Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the end of the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1

Legal Proceedings.

There are no legal actions presently or pending by or against the Company. We know of no claims or threatened action.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2008 the Board of Directors approved the issuance of 25,000 unregistered “restricted” common shares to an independent consultant as partial compensation for providing us with a variety of strategic corporate development advice and related services. The shares were valued at the per share value of $1.50 per share. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 (the “Act”), from the registration requirements of Section 5 of the Act. The Company has valued these shares at $1.50 per share for an aggregate non-cash expense of $37,500. No cash was involved in this transaction.

Item 3

Defaults Upon Senior Securities.

We have no shares or class of Senior securities issued and outstanding, therefore there are no such securities in default.

Item 4.

Submission of Matters to a Vote of Security Holders.

During the period covered by this report there were no matters that required the consent of the shareholders.

Item 5

Other Information.

None.

Item 6.

Exhibits

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

.

PHOTOVOLTAIC SOLAR CELLS, INC.

Date: July 11, 2008	By:	/s/ Lawrence F. Curtin
Lawrence F. Curtin
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Photovoltaic Solar Cells, Inc. and in the capacities and on the dates indicated have signed this report below:

SIGNATURE	CAPACITY	DATE
Chairman of the Board
/s/ Lawrence F. Curtin	Chief Executive Officer	July 11, 2008
Lawrence F. Curtin	President

/s/ Harvey Judkowitz	Director and Treasurer	July 11, 2008
Harvey Judkowitz	Principal Accounting and Chief Financial Officer