Form 10-Q
period 2008-08-31
Photovoltaic Solar Cells, Inc.
filed 2008-10-08
CIK 1404943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X].	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: August 31, 2008

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

Commission file number: 000-52735

PHOTOVOLTAIC SOLAR CELLS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8753132 (I.R.S. Employer Identification No.)

4115 Bandy Blvd., Unit A-7, Ft Pierce, Florida (Address of principal executive offices)	34981 (Zip Code)

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

[  ]  Yes                                                [X]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.0001 par value	4,944,000 as of August 31, 2008

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

In this Quarterly Report on Form 10-Q, the words “Company,” “the Company,” “PVSO”, “us”, “we” and “our” refer to Photovoltaic Solar Cells, Inc., a Nevada corporation, unless the context requires otherwise. References herein to the “Securities Act” shall mean “The Securities Act of 1933, as amended”; references herein to the “Exchange Act” shall mean the “Securities Exchange Act of 1934, as amended”.

Part I   - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Page

Condensed Consolidated Balance Sheets, as of August 31, 2008 (Unaudited) and February 29, 2008 (Audited)	F – 2

Condensed Consolidated Statements of Operations for the Three months ended August 31, 2008; for the Three months ended August 31, 2007; for the Six months ended August 31, 2008; for the period from March 28, 2007 (inception) to August 31, 2007; and for the period from March 28, 2007 (inception) to August 31, 2008 (Unaudited)

F – 3

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the period from March 28, 2007 (inception) to August 31, 2008 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Six months ended August 31, 2008; for the period from March 28, 2007(inception) to August 31, 2007; and for the period from March 28, 2007 (inception) to August 31, 2008 (Unaudited)

F-5

Notes to Condensed Consolidated Financial Statements	F-6-F-9

PHOTOVOLTAIC SOLAR CELLS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2008	February 29, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash in Bank	$307	$71,414
Prepaid Insurance	--	1,896
Prepaid Services	--	120,000
Deposit on Equipment	--	5,000
TOTAL CURRENT ASSETS	307	198,310

OTHER ASSETS
Equipment Under Construction	184,178	173,015
Intangible Assets	71,848	64,895
TOTAL OTHER ASSETS	256,026	237,910
TOTAL ASSETS	$256,333	$436,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued Expenses	$8,627	$3,293
Due to Officer	184,178	174,087
TOTAL CURRENT LIABILITIES	192,805	177,380
TOTAL LIABILITIES	192,805	177,380

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 Par Value; 10,000,000 shares Authorized; none issued and outstanding	--	--
Common Stock, $0.0001 Par Value 50,000,000 shares Authorized; 4,944,000 and 4,915,000 shares issued and outstanding, respectively	494	492
Additional Paid in Capital	413,176	373,678
Deficit Accumulated During the Development Stage	(350,142)	(115,330)
TOTAL STOCKHOLDERS' EQUITY	63,528	258,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$256,333	$436,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31, 2008	Three Months Ended August 31, 2007	Six Months Ended August 31, 2008	Cumulative Period from March 28, 2007 (inception) To August 31, 2007	Cumulative Period from March 28, 2007 (inception) To August 31, 2008

REVENUES	$--	$--	$--	$--	$--

EXPENSES
General & Administrative	165,372	2,557	234,812	21,057	350,142

Total expenses	165,372	2,557	234,812	21,057	350,142
Net Loss	$(165,372)	$(2,557)	$(234,812)	$(21,057)	$(350,142)

Net Loss per Share-Basic and Diluted	$(0.03)	$0.00	$(0.05)	$(0.01)

Weighted Average Number of Shares Outstanding -Basic and Diluted	4,944,000	4,050,000	4,925,351	1,833,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.

(A Development Stage Company)

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MARCH 28, 2007 (inception) THROUGH AUGUST 31, 2008

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Common Stock issued for Patent and Cash at $0.018 per share	--	$--	3,100,000	$310	$55,860	$--	$56,170
Common Stock issued for Cash at $0.10 per share	--	--	100,000	10	9,990	--	10,000
Common Stock issued for Professional Fees at $0.01 per share	--	--	850,000	85	8,415	--	8,500
Common Stock issued for Cash at $0.10 per share	--	--	615,000	62	122,938	--	123,000
Shares issued at $0.01 per share cancelled by board of directors	-	--	(350,000)	(35)	(3,465)	--	(3,500)
Common Stock issued in exchange for equity investment	--	--	600,000	60	179,940	--	180,000
Net loss	--	--	--	--	--	(115,330)	(115,330)
Balance - February 29, 2008	--	--	4,915,000	492	373,678	(115,330)	258,840
Common Stock issued for Professional fees at $1.50	--	--	25,000	2	37,498	--	37,500
Net Loss for Period Ending May 31, 2008	--	--	--	--	--	(69,440)	(69,440)
Balance – May 31, 2008 (Unaudited)	--	--	4,940,000	494	411,176	(184,770)	226,900
Common Stock issued for Cash At $0.50 per share	--	--	4,000	--	2,000	--	2,000
Net Loss for Period Ending August 31, 2008	--	--	--	--	--	(165,372)	(165,372)
Balance – August 31, 2008 (Unaudited)	--	$--	4,944,000	$494	$413,176	$(350,142)	$(63,528)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 PHOTOVOLTAIC SOLAR CELLS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 1, 2008	Cumulative Period from March 28, 2007 (inception) To August 31, 2007	Cumulative Period from March 28, 2007 (inception) To August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(234,813)	$(21,057)	$(350,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of equity investments for services	--	--	180,000
Expenses paid by officer	--	--	15,085
Stock issued for professional services	37,500	8,500	42,500
Changes in operating assets and liabilities:
Decrease in prepaid insurance	1,896	--	--
Decrease in prepaid services	120,000	--	--
Increase in accrued professional fees	--	2,500	--
Increase in accrued expenses	5,334	--	8,627
Net cash used in operating activities	(65,083)	(10,057)	(103,930)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment under construction	(6,162)	--	(13,096)
Payments for intangible assets	(6,953)	--	(14,853)
Net cash used for investing activities	(13,115)	--	(27,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from/(Repayment to)officer, net	10,091	--	(3,014)
Sale of common stock	2,000	10,200	135,200
Net cash provided by financing activities	12,091	10,200	132,186
Net change in cash	(71,107)	143	307
Cash, beginning of period	71,414	--	--
Cash, end of period	$307	$143	$307
NON CASH INVESTING ACTIVITIES:
Common stock issued for patent	$--	$55,970	$55,970
Equipment under construction paid for by officer	$--	$--	$171,081
Prepaid insurance paid by officer	$--	$--	$1,896
Trademark application paid by officer	$--	$--	$1,025
Issuance of equity investments for services	$--	$--	$(180,000)
Common stock issued for equity investment	$--	$--	$180,000
Common stock issued for professional fees	$37,500	$8,500	$42,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008

(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Photovoltaic Solar Cells, Inc. ("we", "us", "our”, “PVSO” or “the Company") was incorporated in the State of Nevada on March 28, 2007 primarily to engage in manufacturing solar cells for use as an alternative method of producing energy (i.e., electricity).

Nature of Operations

To date the Company has conducted limited operations including the continuation of developing our business plan and acquiring several U.S. Patents by Assignment. Since our inception in March 2007 we have acquired One U.S. Patent and seven patent applications (provisional patents) and Patent Cooperation Treaty Applications (“PCT”). Management continues the process of constructing the manufacturing “production line” that is required to produce our intended solar cell product. During this report period, the Company has continued to conduct research and development on the chemistry it expects to use in its solar cell manufacturing process. We have strived to develop processes to create solar cells only using “environmentally friendly” materials such as graphite as the base material. We expect to continue research and development as long as it is necessary to enable us to produce high quality solar cells as inexpensively as is possible. While we continue seeking working capital financing, primarily due to the general economic conditions we are not sure if we will have the financing available to enable our production line to begin operating prior to the end of fiscal year ending on February 28, 2009.

In June 2008 we established a Florida corporation as our wholly owned subsidiary. In August 2008 we changed the name of this subsidiary entity from CO2, Inc. to Solar-Technologies, Inc. (“Solar-Tech”).  Effective September 16, 2008 we assigned all of our assets and corresponding liabilities to Solar-Tech. Presently the Directors and Officers of PVSO are also the Directors and Officers of Solar-Tech.

Going Concern Issue

We are a development stage company with no current revenue, limited operations and an accumulated deficit. There can be no assurance that upon implementing our business plan, we will be successful or that we will start producing sufficient revenues to sustain our operations. The Company's ability to execute its business plan will depend on its ability to obtain additional funding and achieve a profitable level of operations. There can be no assurance that sufficient funding will be obtained. Nor can the Company give any assurance that it will generate sufficient revenues or that its business operations will prove to be profitable. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation

The accompanying interim condensed financial statements as of August 31, 2008 and for the three month periods ended August 31, 2008 and 2007 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended February 29, 2008 as included in the Company’s 10-K for that year. The results of the six months ended August 31, 2008 are not necessarily indicative of the results to be expected for the full year ending February 29, 2009.

PHOTOVOLTAIC SOLAR CELLS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008

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

Research and Development Costs

All research and development costs are charged to results of operations as incurred. These expenses relate to Mr. Curtin’s salary in making the patented process and the production line work properly and are shown as a component of general and administrative expenses in the statements of operations. For the six months ended August 31, 2008 and 2007, this amount totaled $22,495 and $0, respectively.

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

PHOTOVOLTAIC SOLAR CELLS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008

(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements-(Continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

In February 2007, the Financial FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS No. 159").  SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, "Fair Value Measurements". An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2008 (or early adoption date). The Company is evaluating the potential impact of the adoption of SFAS No. 159 on the Company's financial statements.

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

Effective March 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 48, “Accounting for Uncertainties in Income Taxes”, an interpretation of SFAS No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109.

PHOTOVOLTAIC SOLAR CELLS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008

(UNAUDITED)

Note 2  - Intangible Asset - Patents

On April 30, 2007, the major stockholder and President of the Company assigned to the Company the exclusive title to patent No. US 6,380,477 related to a photovoltaic cell product and a method for its manufacture (issued in April 2002 by the United States Patent and Trademark Office) which patent expires in April 2019. The patent relates to the design of a photovoltaic device and a method for its manufacture. The invention facilitates the manufacture, transportation, and installation of solar cells. The Company issued 3,100,000 shares of its common stock in exchange for the exclusive rights to the aforementioned patent. In February 2008, we acquired five Patent Applications pertaining to solar cell manufacturing that had been filed by our president Mr. Curtin and his son, Zechariah Krogen-Curtin, the co-inventors. In addition, the Company paid $6,700 in direct legal and filing fees for the PCT that was one of the five applications acquired by assignment in February. In exchange for our assuming payment of the filing fees, and other costs totaling $1,025; Lawrence Curtin also assigned a Trademark Application to the Company.

Note 3 - Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock. As of July 3, 2008 we sold 4,000 restricted shares of common stock at the price of $0.50 per share to a current shareholder. The shares were sold and issued in a private transaction not involving a public offering, pursuant to the exemption provided by Section 4 (2) of the Securities Act of 1933 (the “Act”), from the registration requirements of Section 5 of the Act. No shares of preferred stock have been issued prior to or during the report period.

Of the total 4,944,000 common shares issued and outstanding as of August 31, 2008, an aggregate of 3,100,000 were issued to the founders for cash and the assignment to the Company of a U.S. Patent; 1,319,000 shares were issued in exchange for cash or equity investment; and 525,000 were issued in exchange for professional fees.

Note 4 - Income Taxes

Tax effects of temporary differences that give rise to deferred tax assets at August 31, 2008 are as follows:

Net operating loss carry forwards	$(350,142)
Gross deferred tax asset	131,758
Valuation allowance	(131,758)
Net deferred tax asset	$--

At August 31, 2008, the Company has losses carried forward of approximately $350,000 available to reduce future years’ income for U.S. income tax purposes which expire in various years beginning 2028.

Note 5 - Related Parties

Pursuant to the resolution of the Board of Directors, effective March 1, 2008 the Company is paying $2,000 per month to the Company’s President for the use of the office and production facilities in Ft. Pierce, Florida.  During the six months ended August 31, 2008 there were no share issuance transactions between the Company and any related parties.

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

Business - General

Photovoltaic Solar Cells, Inc. was incorporated on March 28, 2007 under the laws of the State of Nevada. Our company was formed for purposes of producing and marketing an inexpensive solar cell that can be advertised, marketed and sold primarily through a proprietary Internet website; with the finished product then shipped by overnight carrier without breakage, and assembled into solar panels either at the job site or in job shops around the world. Solar cells are semiconductor devices that convert sunlight into electricity and form the building block for all solar electric power products. On April 30, 2007 we acquired the patent rights to a proprietary process and design (the "Process and Design") from Lawrence F. Curtin, our founder, who is Chairman of our Board of Directors and is our President. Additionally, Mr. Curtin has further developed the roll coater patent to work under atmospheric condition without requiring a vacuum chamber. We have worked with a number of materials in this process including cadmium telluride, dye doped titanium dioxide, selenium and silicon/graphite combination. During the period covered by this report Mr. Curtin has developed a dye doped Graphite/Graphene solar cell - in the form of graphene sheets. Management believes that this new graphite process is considered more environmentally friendly than competing processes. This recently developed graphite/graphene only process should reduce our manufacturing costs and favorably impact our product pricing. We also filed a U. S. patent application and a PCT to protect the graphite/graphene process. We believe that our proprietary processes and Designs have certain advantages over other current technologies used for the manufacture of solar cells. These advantages include the following:

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

In June, 2008 we established a new Florida corporation as our wholly-owned subsidiary. In August, 2008 we changed the original name of CO2, Inc. to Solar-Technologies, Inc. (“Solar-Tech”). Our purpose for establishing this new subsidiary was to hold all our present and future assets and conduct our business as PVSO’s operating company. Effective September 16, 2008 we assigned all of our assets and corresponding liabilities to Solar-Tech. Presently the Directors and Officers of PVSO are also the Directors and Officers of Solar-Tech.

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

The following are the Patents, Patent Applications and Trademark assets that have been assigned to us by Messrs Curtin:

1.

Trademark and Trademark Application: filed with the U. S. Patent and Trademark Office for the intent-to-use “MATRIX SOLAR CELL” in association with our electrostatic solar cell printing process.

2.

2A

 Patent: A Process and Design was developed and patented (U.S. Patent No. 6,380,477 B1 dated April 30, 2002, “Method of Making Photovoltaic Device”).

2B

Patent Applications:

i.

"SOLAR CELL WINDOW LAYER."

ii.

"NANOCRYSTALLINE SILICON SOLAR CELL MATERIAL” - Provisional

iii.

"METHOD OF MANUFACTURING A PHOTOVOLTAIC SOLAR CELL SO THAT THE PHOTOVOLTAIC SOLAR CELL PRODUCES BETWEEN 2 TIMES AND 2 ½ TIMES ITS MATERIAL'S OUTPUT WITH LITTLE INCREASE IN COST." Provisional

iv.

PCT for "METHOD OF MANUFACTURING A PHOTOVOLTAIC SOLAR CELL SO THAT THE PHOTOVOLTAIC SOLAR CELL PRODUCES BETWEEN 2 TIMES AND 2 ½ TIMES

v.

"METHOD OF CREATING A BAND GAP IN ELECTRONICALLY CONDUCTIVE GRAPHITE, GRAPHENE, CARBON NANO TUBES OR BUCKEYEBALLS." - Provisional

vi.

Method of separating CO2 - Provisional

vii.

Dye Doped Solar Cell - Provisional

vii.

Dye Doped Solar Cell PCT

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

Legal Proceeding.

There are no legal actions presently or pending by or against the Company. We know of no claims or threatened action.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

We sold 4,000 unregistered shares of Common Stock to a present shareholder for an aggregate of $2,000 cash at the price of $0.50 per share in a private transaction pursuant to the exemption from registration provided by §4(2) of the Securities Act of 1933, as amended,

Item 3

Defaults Upon Senior Securities.

We have no shares or class of senior securities issued and outstanding, therefore there are no such securities in default.

Item 4.

Submission of Matters to a Vote of Security Holders.

During the period covered by this report there were no matters that required the consent of the shareholders.

Item 5.

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

PHOTOVOLTAIC SOLAR CELLS, INC.

Date: October 8, 2008	By:	/s/ Lawrence F. Curtin
Lawrence F. Curtin
Chief Executive Officer/President

In accordance with the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Photovoltaic Solar Cells, Inc. and in the capacities and on the dates indicated have signed this report below:

SIGNATURE	CAPACITY	DATE

/s/ Lawrence F. Curtin	Chief Executive Officer	October 8, 2008
Lawrence F. Curtin	President

/s/ Harvey Judkowitz	Director and Treasurer	October 8, 2008
Harvey Judkowitz	Principal Accounting and Chief Financial Officer