Form 10-Q
period 2008-11-30
Photovoltaic Solar Cells, Inc.
filed 2009-01-13
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: November 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

Commission file number: 000-52735

PHOTOVOLTAIC SOLAR CELLS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8753132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
C/o Sichenzia Ross Friedman Ference, LLP

61 Broadway, 32fl, New York, NY	10006
(Address of principal executive offices)	(Zip Code)

212-930-9700
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check One:

Large accelerated filer ☐	Accelerated filer: ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act

☒  Yes                                                ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.0001 par value	4,944,000 as of November 30, 2008

DOCUMENTS INCORPORATED BY REFERENCE:
SB-2 Registration Statement, filed on July 6, 2007 (SEC File #333-144377)
All Registrant’s Reports on Form 10-Q and 8-K from July 2007 to November 6, 2008 (SEC File #000-52735)

TABLE OF CONTENTS

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

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

•	the risks of a development stage company;
•	the availability of additional capital to finance our development;
•	our dependence on management and need to recruit additional personnel;
•	the limited trading market for our Common Stock;
•	advances by our competitors for acquisitions; and

other risks, including those described in “Risk Factors” from time to time in any of our Securities and Exchange Commission filings.

We exist in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them in light of new information or future events.

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

Part I   - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Page

Condensed Balance Sheets, as of November 30, 2008 (Unaudited) and February 29, 2008 (Audited)	F – 2

Condensed Statements of Operations for the Three months ended November 30, 2008 and 2007; for the Nine months ended November 30, 2008; for the period from March 28, 2007 (inception) to November 30, 2007; and for the period from March 28, 2007 (inception) to November 30, 2008 (Unaudited)
F – 3

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period from March 28, 2007 (inception) to November 30, 2008 (Unaudited)	F-4

Condensed Statements of Cash Flows for the Nine months ended November 30, 2008; for the period from March 28, 2007 (inception) to November 30, 2007; and for the period from March 28, 2007 (inception) to November 30, 2008 (Unaudited)
F-5

Notes to Condensed Financial Statements	F-6 - F-9

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	November 30, 2008	February 29, 2008
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash in Bank	$—	$71,414
Prepaid Insurance	—	1,896
Prepaid Services	—	120,000
Deposit on Equipment	—	5,000
TOTAL CURRENT ASSETS	—	198,310

OTHER ASSETS
Equipment Under Construction	—	173,015
Intangible Assets	—	64,895
TOTAL OTHER ASSETS	—	237,910
TOTAL ASSETS	$—	$436,220

LIABILITIES AND STOCKHOLDERS’EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued Expenses	$10,132	$3,293
Due to Shareholder	4,510	—
Due to Officer	49,170	174,087
TOTAL CURRENT LIABILITIES	63,812	177,380
TOTAL LIABILITIES	63,812	177,380

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.0001 Par Value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 Par Value 50,000,000 shares Authorized; 4,944,000 and 4,915,000 shares issued and outstanding, respectively	494	492
Additional Paid-in Capital	413,176	373,678
Deficit Accumulated During the Development Stage	(477,482)	(115,330)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(63,812)	258,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$436,220

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30, 2008	Three Months Ended November 30, 2007	Nine Months Ended November 30, 2008	Period from March 28, 2007 (inception) To November 30, 2007	Cumulative Period from March 28, 2007 (inception) To November 30, 2008

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General & Administrative	6,315	13,410	241,127	34,467	356,457

Total expenses	6,315	13,410	241,127	34,467	356,457

Loss on Disposition of Assets	(121,025)	—	(121,025)	—	(121,025)

Net Loss	$(127,340)	$(13,410)	$(362,152)	$(34,467)	$(477,482)

Net Loss per Share-Basic and Diluted	$(0.03)	$(0.00)	$(0.07)	$(0.01)

Weighted Average Number of Shares Outstanding -Basic and Diluted	4,944,000	4,144,176	4,925,351	4,838,543

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (DEFICIT)
FOR THE PERIOD FROM MARCH 28, 2007 (inception) THROUGH NOVEMBER 30, 2008
(UNAUDITED)

	Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Common stock issued for patent and cash at $0.018 per share	3,100,000	$310	$55,860	$—	$56,170
Common stock issued for cash at $0.10 per share	100,000	10	9,990	—	10,000
Common stock issued for professional fees at $0.01 per share	850,000	85	8,415	—	8,500
Common stock issued for cash at $0.20 per share	615,000	62	122,938	—	123,000
Shares issued at $0.01 per share cancelled by the board of directors	(350,000)	(35)	(3,465)	—	(3,500)
Common stock issued in exchange for equity investment	600,000	60	179,940	—	180,000
Net loss for initial period ending February 29, 2008	—	—	—	(115,330)	(115,330)
Balance February 29, 2008	4,915,000	492	373,678	(115,330)	258,840
Common stock issued for professional fees at $1.50	25,000	2	37,498	—	37,500
Common stock issued for cash at $0.50 per share	4,000	—	2,000	—	2,000
Net loss for period ending November 30 2008 (Unaudited)	—	—	—	(362,152)	(362,152)
Balance November 30, 2008 (Unaudited)	4,944,000	$494	$413,176	$(477,482)	$(63,812)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended November 30, 2008	Period from March 28, 2007 (Inception) To November 30, 2007	Cumulative Period from March 28, 2007 (Inception) To November 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(362,152)	$(34,467)	$(477,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of equity investments for services	—	—	180,000
Expenses paid by officer	—	15,085	15,085
Stock issued for professional services	37,500	5,000	42,500
Loss on disposition of assets	121,025	—	121,025
Changes in operating assets and liabilities:
Decrease in prepaid services	120,000	—	—
Decrease in prepaid insurance	1,896	—	—
Decrease (increase) in deposit on equipment	5,000	(5,000)	—
Increase in accrued expenses	6,839	—	10,132
Net cash used in operating activities	(69,892)	(19,382)	(108,740)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment under construction	(11,170)	(23,771)	(13,104)
Increase in intangible assets	(6,953)	—	(14,853)
Net cash used for investing activities	(18,123)	(23,771)	(27,957)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from/(Repayment to) officer, net	10,091	20,096	(3,013)
Advances from shareholder	4,510	—	4,510
Sale of common stock	2,000	133,200	135,200
Net cash provided by financing activities	16,601	153,296	136,697
Net change in cash	(71,414)	110,143	—
Cash, beginning of period	71,414	—	—
Cash, end of period	$—	$110,143	$—

NON CASH INVESTING ACTIVITIES:
Common stock issued for patent	$—	$55,970	$55,970
Issuance of equity investments for services	$—	$—	$(180,000)
Common stock issued for equity investment	$—	$—	$180,000
Transfer of assets in settlement of debt to officer	$135,000	$—	$135,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization
Photovoltaic Solar Cells, Inc. ("we", "us", "our”, “PVSO” or “the Company") was incorporated in the State of Nevada on March 28, 2007 primarily to engage in manufacturing solar cells for use as an alternative method of producing energy (i.e., electricity).

Nature of Operations
From its inception the Company conducted limited operations according to its business plan, which called for the development of a production line capable of producing solar cells for resale. Members of management loaned working capital funds to the Company, along with contributing a variety of Intellectual property, i.e., One U.S. Patent and seven patent applications (provisional patents) or Patent Cooperation Treaty Applications.

During the current quarter, the sudden and rapid collapse of the energy markets precipitated our reexamination of the likelihood that the Company had the ability to raise enough working capital to complete our production equipment and begin to generate revenues. We determined that the national and international economic decline made it virtually impossible for Photovoltaic Solar Cells, Inc. to continue our planned corporate development.

In June 2008 we established a Florida corporation as our wholly owned subsidiary, Solar-Technologies, Inc. (“Solar-Tech”). Prior to deciding to terminate all operations, management had, as of September 16, 2008, assigned all of our assets and corresponding liabilities to Solar-Tech. This transaction was designed to make PVSO a holding company for energy related assets and simplify future operations and transactions. As part of its reexamination of the Company’s business prospects, management reversed this transfer in November and dissolved the subsidiary.

On January 7, 2009, the Company entered into a Stock Purchase Agreement and Indemnification Agreement (the “Agreements”) by and among the Control Shareholders of the Company, the Company, and the Purchaser, Waterford Capital Acquisition Co. IX, LLC a Delaware Limited Liability Corporation (“Waterford”).

Pursuant to the Agreements, Waterford purchased an aggregate of 4,100,000 previously issued and outstanding shares of our common stock, comprising approximately 83% of the issued and outstanding capital stock of the Company, for the aggregate purchase price of $275,510 (which included the assumption of certain unpaid company expenses). As a result of the sale, our officer and director resigned and our current officer and director was appointed.

As of January 7, 2009 we are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value.

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Going Concern Issue
The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We currently have no revenue source and are incurring losses. These factors raise substantial doubt about our ability to continue as a going concern.

We will pursue an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance revenues and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Basis of Presentation
The accompanying interim condensed financial statements as of November 30, 2008 and for the three month periods and nine months ended November 30, 2008 and 2007 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended February 29, 2008 as included in the Company’s 10-K for that year. The results of the nine months ended November 30, 2008 are not necessarily indicative of the results to be expected for the full year ending February 28, 2009.

Cash Equivalents
For purposes of balance sheet classification and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and any certificates of deposit that do not contain material early withdrawal penalties to be cash equivalents.

Research and Development Costs
All research and development costs were charged to results of operations as incurred. These expenses relate to the salary of our president and director, Mr. Lawrence Curtin, in making the patented process and the production line work properly and are shown as a component of general and administrative expenses in the statements of operations. For the nine months ended November 30, 2008 and 2007, this amount totaled $22,495 and $0, respectively.

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
NOVEMBER 30, 2008
(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Net Loss Per Share
The Company follows SFAS No. 128, "Earnings Per Share" in calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. Our diluted loss per share is the same as the basic loss per share, for the affect of common equivalent shares would have an anti dilutive effect.  There were no common share equivalents at November 30, 2008 or 2007.

Reclassifications
Certain reclassifications have been made to prior period data to conform to the current presentation. These reclassifications had no effect on net loss or loss per share.

Recent Accounting Pronouncements
In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our financial statements.

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

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2008
 (UNAUDITED)

Note 2 - Loss on Sale of Assets to Related Party

Due to the Company’s lack of sufficient working capital the assets of the Company were never employed in any revenue generating operation. Therefore the Company entered into two transactions with the Company’s founder, Lawrence F. Curtin, as follows:

Equipment under Construction
The equipment under construction was stated at cost and consisted primarily of payments associated with building the production line required to create the intended solar cell product.  The equipment was not depreciated as it was never completed or put into use. The equipment under construction was estimated by management to have a value of $95,000 and was transferred to Mr. Curtin in settlement of monies due to him as a result of cash advances he had made on behalf of the Company since its inception. The Company realized a loss on the transfer of the equipment in the amount of $89,177.

Intangible Assets
The Company’s intellectual property, i.e., Patents and Patent Applications, were transferred in November 2008 to Lawrence F. Curtin, in partial payment of monies due and owing to him as a result of cash advances he had made on behalf of the Company since its inception. These assets were estimated by management to have a value of $40,000, and that dollar amount was deducted from the amount then due and owing to him, leaving a balance remaining due and owing of $49,170. The Company reported a loss on the transfer of these patents and other property in the amount of $31,848.

Note 3 - Stockholders’ Equity (Deficit)

The Company is authorized to issue 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

On July 3, 2008 we sold 4,000 restricted shares of common stock at the price of $0.50 per share to a current shareholder. The shares were sold and issued in a private transaction not involving a public offering, pursuant to the exemption provided by Section 4 (2) of the Securities Act of 1933 (the “Act”), from the registration requirements of Section 5 of the Act.

Also during the nine months ended November 30, 2008 we issued 25,000 shares of common stock, valued at $37,500, in payment of professional fees.

Note 4 – Subsequent Events

On January 7, 2009, the Company entered into a Stock Purchase Agreement and Indemnification Agreement (the “Agreements”) by and among the Control Shareholders of the Company, the Company, and the Purchaser, Waterford Capital Acquisition Co. IX, LLC a Delaware Limited Liability Corporation (“Waterford”).

Pursuant to the Agreements, Waterford purchased an aggregate of 4,100,000 previously issued and outstanding shares of our common stock, comprising approximately 83% of the issued and outstanding capital stock of the Company, for the aggregate purchase price of $275,510 (which included the assumption of certain unpaid company expenses). As a result of the sale, our officer and director resigned and our current officer and director was appointed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

During this report period, in the face of its inability to raise working capital, the Company ceased all efforts to complete its intended business plan. The minimal assets it owned were, with the written consent by the holders of a majority of the shares of our common stock, transferred to Lawrence F. Curtin as payment of monies due and owing to him. See “Part II, Item 4. Submission of Matters to a Vote of Security Holders”. And “Item 5. Other Information-Subsequent Events”.

Overview and Plan of Operation

Photovoltaic Solar Cells, Inc. was incorporated on March 28, 2007 under the laws of the State of Nevada. Our company was formed for purposes of producing and marketing an inexpensive solar cell.  On April 30, 2007 we acquired the patent rights to a proprietary process and design (the "Process and Design") from Lawrence F. Curtin, our founder, who served from our inception until January 7, 2009 as Chairman of our Board of Directors and President.

In June 2008 we established a new Florida corporation as our wholly owned subsidiary, Solar-Technologies, Inc. (“Solar-Tech”). Our purpose for establishing this new subsidiary was to hold all our present and future assets and conduct our business as PVSO’s operating company. Effective September 16, 2008, we assigned all of our assets and corresponding liabilities to Solar-Tech. This transaction was cancelled in November 2008 and the subsidiary was dissolved.

During this report period the sudden and rapid collapse of the energy markets precipitated our reexamination of the likelihood that the Company had the ability to raise enough working capital to complete our production equipment and begin to generate revenues. We determined that the national and international economic decline made it virtually impossible for Photovoltaic Solar Cells, Inc. to continue our planned corporate development.

On January 7, 2009, the Company entered into a Stock Purchase Agreement and Indemnification Agreement (the “Agreements”) by and among the Control Shareholders of the Company, the Company, and the Purchaser, Waterford Capital Acquisition Co. IX, LLC a Delaware Limited Liability Corporation (“Waterford”).

Pursuant to the Agreements, Waterford purchased an aggregate of 4,100,000 previously issued and outstanding shares of our common stock, comprising approximately 83% of the issued and outstanding capital stock of the Company, for the aggregate purchase price of $275,510 (which included the assumption of certain unpaid company expenses). As a result of the sale, our officer and director resigned and our current officer and director was appointed.

As of January 7, 2009 we are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value.

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and other financial information included elsewhere in this report.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the value of our shares issued for compensation and our net operating loss for tax purposes. Actual results could differ from those estimates.

Going Concern - The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We are currently in the process of implementing our new business plan, focusing on our acquisition strategy. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

As a result of the abandonment of our former business plan during November 2008 and the subsequent change in control and implementation of our new business plan in January 2009, a discussion of the changes in the results between the comparative periods is not meaningful.

Liquidity and Capital Resources

We have no cash on hand as of January 12, 2009. Accordingly, in the immediate future, management will need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144.

UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this quarterly report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this quarterly report should be considered carefully in evaluating our company and our business and the value of our securities.

We have Limited Resources

We have limited resources. We are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. Other than nominal interest income, we will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. Based on our limited resources, we may not be able to effectuate our business plan and consummate any additional acquisitions. There can be no assurance that we will have sufficient financial resources to permit the achievement of our business objectives.

We May Not be Able to Continue as Going Concern

Based on our limited operations, lack of revenue and relatively minimal assets there can be no assurance that we will be able to continue as a going concern or complete a merger, acquisition or other business combination.

We Will Need Additional Financing in Order to Execute Our Business Plan and it may be Extremely Expensive

We will be entirely dependent upon our limited available financial resources to implement our acquisition strategy. We cannot ascertain with any degree of certainty the capital requirements for the successful execution of our acquisition strategy. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing. Also, in the event of the consummation of an acquisition, we may require additional financing to fund the operations or growth of the target. Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144. Depending on such discount, our current shareholders may be substantially diluted.

Additional Financing May Not Be Available to Us

There can be no assurance that additional financing will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, we would, in all likelihood, be compelled to abandon plans of further acquisitions, and would have minimal capital remaining to pursue other targets. Our inability to secure additional financing, if needed, could also have a material adverse effect on our continued development or growth. We have no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable to us and in our best interests.

Competition for Acquisitions

We expect to encounter intense competition from other entities having business objectives similar to ours. Many of these entities, including venture capital firms, partnerships and corporations, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than us and there can be no assurance that we will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of our competitors. This inherent competitive limitation may compel us to select certain less attractive acquisition prospects. There can be no assurance that such prospects will permit us to achieve our stated business objectives.

We May Be Subject to Uncertainty in the Competitive Environment of a Target

In the event that we succeed in completing an acquisition, we will, in all likelihood, become subject to intense competition from competitors of the target. In particular, certain industries which experience rapid growth frequently attract an increasingly large number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of an acquisition, we will have the resources to compete effectively in the industry of the target, especially to the extent that the target is in a high growth industry.

We May Pursue an Acquisition With a Target Operating Outside the United States: Special Additional Risks Relating to Doing Business in a Foreign Country

We may effectuate an acquisition with a target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a target, ongoing business risks may result from the internal political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

The Uncertain Structure of an Acquisition May Result in Risks Relating to the Market for Our Common Stock

We may form one or more subsidiary entities to effect an acquisition and may, under certain circumstances, distribute the securities of subsidiaries to our stockholders. There can be no assurance that a market would develop for the securities of any subsidiary distributed to stockholders or, if a market were to develop, no assurances as to the prices at which such securities might trade.

We Expect to Pay No Cash Dividends

We do not expect to pay dividends to the holders of common stock. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, the Board of Directors does not anticipate declaring any dividends to the holders of common stock in the foreseeable future.

Indemnification of Officers and Directors

Our Certificate of Incorporation provides for the indemnification of our officers and directors to the fullest extent permitted by the laws of the State of Delaware. It is possible that the indemnification obligations imposed under these provisions could result in a charge against our earnings, if any, and thereby affect the availability of funds for other uses.

Taxation Considerations May Impact the Structure of an Acquisition and Post-merger Liabilities

Federal and state tax consequences will, in all likelihood, be major considerations for us in consummating an acquisition. The structure of an acquisition or the distribution of securities to stockholders may result in taxation of us, the target or stockholders. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any acquisition so as to minimize the federal and state tax consequences to both the us and the target. Management cannot assure that an acquisition will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

We May Be Deemed an Investment Company and Subjected to Related Restrictions

The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. We believe that our anticipated principal activities, which will involve acquiring control of an operating company, will not subject us to regulation under the Investment Company Act. Nevertheless, there can be no assurance that at some future point we will not be deemed to be an investment company. If we are deemed to be an investment company, we may become subject to certain restrictions relating to our activities, including restrictions on the nature of our investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of us as an investment company, our inability to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and Chief Financial (and principal accounting) Officer have concluded that as of November 30, 2008, our disclosure controls and procedures were effective.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1   Legal Proceeding.

There are no legal actions presently or pending by or against the Company. We know of no claims or threatened action.

Item 2.  Unregistered Sales of Equity Securities.
There were no unregistered sales of equity securities made during this report period.

Item 3    Defaults Upon Senior Securities.
None

Item 4.   Submission of Matters to a Vote of Security Holders.

During this report period the transfer of our remaining Assets was authorized for the primary purpose of reducing the monies due and owing by the Company to Lawrence F. Curtin; this action required the consent of the shareholders. The holders of 3,100,000 Common Shares (representing approximately 62.7% of the 4,944,000 issued and outstanding shares) - being a majority of shares, gave their written consent.

Item 5. Other Information.

On January 7, 2009, the Company entered into a Stock Purchase Agreement and Indemnification Agreement (the “Agreements”) by and among the Control Shareholders of the Company, the Company, and the Purchaser, Waterford Capital Acquisition Co. IX, LLC a Delaware Limited Liability Corporation (“Waterford”).

Pursuant to the Agreements Waterford purchased an aggregate of 4,100,000 previously issued and outstanding shares of the Company's common stock, comprising approximately 83% of the issued and outstanding capital stock of the Company, for the aggregate purchase price of $275,510 (which included the assumption of certain unpaid company expenses).

On January 7, 2009 the Company's current officer and director, Lawrence F. Curtin, the Company’s sole director, appointed Harvey Judkowitz to the Board of Directors.  Mr. Judkowitz accepted the appointment, and simultaneously assumed the offices of CEO/President and Secretary-Treasurer. Mr. Judkowitz previously served on the Board of Directors and was the Treasurer and Chief Financial Officer of the Company from its inception on March 28, 2007 through November 5, 2008 when he voluntarily resigned for personal reasons.

On January 7, 2009, Lawrence F. Curtin resigned from the board and all company offices, which he held, effective immediately.

CHANGE OF CONTROL INFORMATION

Having ceased all business activity in November 2008, the Company became subject to the "shell company" Rules and Regulations as defined in Rule 12b-2 of the Exchange Act prior to the change of control. In accordance with paragraph (8) of Item 5.01 of Form 8-K, the Company is required to provide the information that would be required if the Company were filing a Form 10 registration statement under the Exchange Act, provided that where such information has been previously reported, the Company may identify the filing in which this disclosure is included instead of including the required disclosure in this Form 8-K. The following Form 10 information is provided, with reference to the filing made by the Company in which the information is disclosed, where the information is not included in this report:

Form 10 Item	Description	Filing Where Information Included
Part I-Item 1	Description of Business	Form 10-K annual report filed on May 2, 2008
Part I-Item 2	Plan of Operation	Form 10-K annual report filed on May 2, 2008
Part I-Item 3	Security Ownership of Certain Beneficial Owners and Management	Provided below in this Current Report on Form 10-Q
Part I-Item 5	Directors and Executive Officers, Promoters and Control Persons	Provided below in this Current Report on Form 10-Q
Part I-Item 6	Executive Compensation	Form 10-K annual report filed on May 2, 2008
Part I-Item 7	Certain Relationships and Related Transactions	Form 10-KSB annual report filed on March 28, 2007
Part I-Item 8	Description of Securities	Provided below in this Current Report on Form 10-Q
Part II-Item 1	Market Price of and Dividends on Registrant’s Common Equity and Related Stockholder Matters	Form 10-K annual report filed on May 2, 2008
Part II-Item 2	Legal Proceedings	Form 10-K annual report filed on May 2, 2008
Part II-Item 3	Changes in and Disagreements with Accountant	Form 10-K annual report filed on May 2, 2008
Part II-Item 4	Recent Sale of Unregistered Securities	Form 10-Q filed on August 10, 2008
Part II-Item 5	Indemnification of Directors and Officers	Provided below in this Current Report on Form 10-Q
Part F/S	Financial Statements	Provided below in this Current Report on Form 10-Q
Part III	Exhibits	Form 10-K annual report filed on May 2, 2008

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT IMMEDIATELY PRIOR TO THE TRANSACTION

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially immediately prior to the transaction by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our Directors, and  (iii) officers and Directors as a group. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act unless otherwise indicated, the shareholders listed possess sole or shared voting and investment power with respect to the shares shown.

Name	Affiliation	Shares Beneficially Held		Percentage
Lawrence F. Curtin	Stockholder, Sole Officer & Director (1)	2,500,000		50.56%
Harvey Judkowitz	Stockholder(2)	700,000		14.16%
Zechariah Kroger-Curtin	Stockholder(1)	600,000		12.14%
Perkins, Richard W.	Stockholder (3)(4)	550,000		11.12%
Total Officer and Director		2,500,000	(5)	50.56%

(1) the address for this reporting shareholder is 4115 Bandy Boulevard- Unit A-7, Ft. Pierce, FL 34981
(2) the address for this reporting shareholder is 14241 SW 92nd Avenue, Miami, FL 33176
(3) Includes 375,000 owned by a corporation under the control of Mr. Perkins.
(4) the address for this reporting shareholder is 730 East Lake Street, Wayzata MN 55391
(5) As of the date hereof, the Registrant has 4,944,000 Common Shares issued and outstanding.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT FOLLOWING THE TRANSACTION

 The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 7, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our Directors, and  (iii) officers and Directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name	Affiliation	Shares Beneficially Held		Percentage
Waterford Capital Acquisition Co.	Stockholder(1),	4,100,000		82.93%
Harvey Judkowitz	Stockholder, Director(2)	100,000		2.02%
Perkins, Richard W.	Stockholder (3)	150,000		3.03%
Total Officer and Director		100,000	(5)	2.02%

(1)
Craig Rosato is the Managing Member and has sole dispositive and voting power with respect to the shares.  The address for this reporting shareholder is c/o Sichenzia Ross Friedman Ference LLP - 61 Broadway, 32nd floor, New York, NY 10006

(2)	the address for this reporting shareholder is 14241 SW 92nd Avenue, Miami, FL 33176
(3)	the address for this reporting shareholder is 730 East Lake Street, Wayzata MN 55391

DESCRIPTION OF SECURITIES

General

Our authorized capital consists of (1) 50,000,000 shares of common stock, par value $.0001 per share, and (2) 10,000,000 shares of “blank check” preferred stock, par value $.0001 per share, having such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board. As of November 30, 2008, there were 4,944,000 common shares issued and outstanding.

Common Shares

Our common shareholders are entitled to one vote per share on all matters to be voted upon by those shareholders, and for the election of directors. Subject to the rights of our series ’A’ preferred shares, our common shareholders are entitled to receive ratably dividends as they may be declared by our board of directors out of funds legally available for that purpose. Subject to the rights of our future issuances, if any, of preferred shares, upon the liquidation, dissolution, or winding up of the company, our common shareholders will be entitled to share ratably in all of the assets which are legally available for distribution, after payment of all debts and other liabilities. Our common shareholders have no preemptive, subscription, redemption or conversion rights.

Preferred Shares

We may issue our preferred shares from time to time in one or more series as determined by our board of directors. The voting powers and preferences, the relative rights of each series, and the qualifications, limitations and restrictions thereof may be established by our board of directors without any further vote or action by our shareholders.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name of Directors and Executive Officers:	Age	Position

Harvey Judkowitz	64	Chief Executive Officer, President, Secretary and Chairman of the Board, Director
Richard Friedman	46	Director

Biographical information for directors and executive officers:

Harvey Judkowitz. Harvey Judkowitz served as a Director and our Treasurer from our inception to November 5, 2007 when he submitted his resignation for personal reasons. He is a Certified Public Accountant licensed in both New York and Florida. From 1988 to date, Mr. Judkowitz has conducted his own CPA practice. Mr. Judkowitz was the Chairman of the Board and CEO of UniPro Financial Services, Inc. (UPRO) from June, 2003 until  the Company was sold in September, 2005. He currently serves on the Board of Directors and is chairman of the audit committees for the Singing Machine, Inc. (SMD - ASE). In the past, he served as Chief Financial Officer of Claire's Stores and several other publicly traded companies. Mr. Judkowitz graduated from Pace University in 1967 with a BBA in Accounting. Over the past 20 years Mr. Judkowitz has been a consultant assisting a variety of companies in going public and arranging short term financing.

Richard A. Friedman, Director Mr. Friedman has served as a Director of the Company since January, 2009.  Since May 1998, Mr. Friedman has been the managing partner of Sichenzia Ross Friedman Ference, a New York city based law firm that provides representation in all matters involving the securities industry, as well as in all general corporate and litigation matters. Since October 30, 2006, Mr. Friedman has been the Secretary and a Director of Mondo Acquisition I, Inc., a blank check company. Mr. Friedman received his Juris Doctor degree from Hofstra University School of Law in 1987 and his Bachelor of Arts Degree in Economics from the State University of New York at Binghamton (Harpur College) in 1984.

No director, executive officer, promoter or control person of the Company has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the "Commission") or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships among any directors and executive officers of the Company.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Corporation Laws of the State of Florida and the Company's Bylaws provide for indemnification of the Company's Directors for expenses actually and necessarily incurred by them in connection with the defense of any action, suit or proceeding in which they, or any of them, are made parties, or a party, by reason of having been Director(s) or Officer(s) of the corporation, or of such other corporation, except, in relation to matter as to which any such Director or Officer or former Director or Officer or person shall be adjudged in such action, suit or proceeding to be liable for negligence or misconduct in the performance of duty.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

Item 5.02  Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Harvey Judkowitz was re-appointed to the Board of Directors, and was appointed to succeed Mr. Curtin as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. Effective as of the closing of the Control Shares Purchase and Sale transaction, pursuant to the Stock Purchase Agreement. Mr. Lawrence Curtin resigned as our sole Officer.

On Pursuant to the Agreements, Richard Friedman was appointed to the Company’s board of directors.  It is anticipated that the Company’s majority shareholder will request the current board to appoint additional representatives to the Company’s board of directors.

Item 6.   Exhibits -

10.1	Form of Securities Purchase Agreement dated January 7, 2009. - filed herewith.
10.1-1	Form of Indemnification Agreement dated January 7, 2009. - filed herewith.
31.1	Certification of Harvey Judkowitz, Chief Executive -Chief Financial Officer pursuant to Rule 13a-14(a) of the
Securities Exchange Act; - filed herewith.
32.1	Certifying Statement of the Chief Executive - Chief Financial Officer pursuant to Section 906 of the
Sarbanes-Oxley Act. - filed herewith.
99.1	SB-2 Registration Statement (#333-144377), Incorporated herein by reference - previously filed July 6, 2007.
99.2	Registrant’s Report on Form 10-QSB, Incorporated herein by reference - previously filed October 12, 2007.
99.3	Registrant’s Report on Form 10-QSB, Incorporated herein by reference - previously filed December 28, 2007.
99.4	Registrant’s Report on Form 10-K, Incorporated herein by reference - previously filed May 2, 2008.
99.5	Registrant’s Report on Form 10-Q, Incorporated herein by reference - previously filed July 14, 2008.
99.6	Registrant’s Report on Form 10-Q, Incorporated herein by reference - previously filed October 08, 2008.
99.7	Registrant’s Report on Form 8-K, Incorporated herein by reference - previously filed November 03, 2008.
99.7	Registrant’s Report on Form 8-K, Incorporated herein by reference - previously filed November 06 2008

SIGNATURES
In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Photovoltaic Solar Cells, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOVOLTAIC SOLAR CELLS, INC.

Date: January 13, 2009	By:	/s/
Harvey Judkowitz
Chief Executive Officer/President

In accordance with the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Photovoltaic Solar Cells, Inc. and in the capacities and on the dates indicated have signed this report below:

SIGNATURE	CAPACITY	DATE

/s/	Chairman, Chief Executive Officer	January 13, 2009
Harvey Judkowitz	President, Secretary-Treasurer
Principal Accounting and Chief Financial Officer