Form 10-K
period 2009-02-28
Photovoltaic Solar Cells, Inc.
filed 2009-05-29
CIK 1404943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .

Commission File Number 000-52735

PHOTOVOLTAIC SOLAR CELLS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8753132
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

c/o Sichenzia Ross Friedman Ference, LLP 61 Broadway, 32 Floor New York, NY 10006
(Address of principal executive offices)

4115 Bandy Blvd., Unit A-7 Ft. Pierce, Florida 34981 (former address of principal executive office)

Registrant’s telephone number, including area code (212) 930-9700

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒  Yes ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.00 as no market existed for our common stock at such time.

The number of shares outstanding of Registrant’s common stock, $0.0001 par value at May 28, 2009 was 4,944,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

PHOTOVOLTAIC SOLAR CELLS, INC

FORM 10-K

FOR THE YEAR ENDED FEBRUARY 28, 2009

INDEX

PART I

We urge you to read this entire Annual Report on Form 10-K, including the” Risk Factors” section and the financial statements and related notes included herein.  As used in this Annual Report, unless context otherwise requires, the words “we,” “us,”“our,” “the Company,” “Photovoltaic” and “Registrant” refer to Photovoltaic Solar Cells, Inc. Also, any reference to “common shares,” “Common Stock,” “common stock” or “Common Shares” refers to our $.0001 par value common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, including those related to our cash, liquidity, resources and our anticipated cash expenditures, as well as any statements other than statements of historical fact, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives are forward-looking statements.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue”  and other similar expressions, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by such statement for a number of reasons or factors.  Each forward-looking statement should be read in context with and in understanding of the various other disclosures concerning our company and our business made elsewhere in this Annual Report as well as our public filings with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statements contained in this Annual Report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

ITEM 1.	BUSINESS

We are a development stage company originally incorporated in the State of Nevada on March 28, 2007.  From inception until November of 2008, our business plan was to produce and market inexpensive solar cells.

In November of 2008, our board of directors determined that the implementation of our business plan was no longer financially feasible.  At such time, we discontinued the implementation of our prior business plan and are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy").

On January 7, 2009, we entered into a stock purchase agreement and indemnification agreement with our controlling shareholders and Waterford Capital Acquisition Co. IX, LLC (“Waterford”).  Pursuant to the agreements, Waterford purchased an aggregate of 4,100,000 previously issued and outstanding shares of our common stock, comprising approximately 83% of our issuance and outstanding capital stock, from the control shareholders.

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

Competition of Our Acquisition Strategy

In  connection  with  our  Acquisition  Strategy,  we  expect  to encounter intense competition from other entities having business objectives similar to ours, including: venture capital firms, blind pool companies, large industrial and financial institutions, small  business investment companies  and  wealthy individuals. Many of these entities are well-established and have greater experience, financial resources and technical knowledge than us. Our limited financial resources may compel us to select certain less attractive acquisition prospects than those of our competitors.

We believe that our future is dependent upon the consummation of a merger, acquisition or other business combination between us and a viable operating entity. There can be no assurance that we will be able to complete any merger, acquisition or other business combination between us and a viable operating entity. Additionally, management believes that we  may  need  to raise additional funds through equity  or  debt financing  to  complete a merger, acquisition or  other  business combination between us and a viable operating entity.  There  can be  no assurance that we will be able to successfully complete an equity  or  debt financing to complete an acquisition, merger  or other  business  combination between us and  a  viable  operating entity.

Employees

We have a total of 1 employee which includes our Chief Executive Officer. Our employee is considered a part-time employee.

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports.  These materials are available on the SEC’s web site, http://www.sec.gov . You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Alternatively, you may obtain copies of these filings, including exhibits, by writing or telephoning us at:
c/o Sichenzia, Ross, Friedman, Ference LLP 61 Broadway, 32 Floor New York, NY 10006 (212) 930-9700

ITEM 1A.	RISK FACTORS

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Annual Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Annual Report should be considered carefully in evaluating our company and our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Our limited resources may not be sufficient for us to implement our Acquisition Strategy.

We have limited resources. We are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses.  The implementation of our strategy is highly dependent on retaining professionals such as lawyers, accountants and investment bankers to consummate any proposed transaction.  As a result of our limited resources, we may not have sufficient capital to retain such professionals and as a result, may not be able to successfully implement our strategy.

We May Not be Able to Continue as Going Concern

Based on our limited operations, lack of revenue and relatively minimal assets there can be no assurance that we will be able to continue as a going concern or complete a merger, acquisition or other business combination.

We Will Need Additional Financing in Order to Execute Our Business Plan and it may be Extremely Expensive

We are entirely dependent upon our limited available financial resources to implement our acquisition strategy. We cannot ascertain with any degree of certainty the capital requirements for the successful execution of our Acquisition Strategy. In the event that our limited financial resources prove to be insufficient to implement our Acquisition Strategy, we will be required to seek additional financing. Also, in the event of the consummation of an acquisition, we may require additional financing to fund the operations or growth of the target. Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144. Depending on such discount, our current shareholders may be substantially diluted.

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

We May Pursue an Acquisition with a Target Operating Outside the United States Which will Entail the Additional Risks Relating to Doing Business in a Foreign Country

We may effectuate an acquisition with a target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a target, ongoing business risks may result from the internal political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Harvey Judkowitz, our CEO, is Critical to Our Future Success

Our ability to successfully carry out our business plan and to consummate acquisitions will be dependent upon the efforts of Mr. Judkowitz. Notwithstanding the significance of Mr. Judkowitz, we have not obtained any "key man" life insurance on his life. The loss of the services of Mr. Judkowitz would have a material adverse effect on our ability to successfully achieve our business objectives. If additional personnel are required, there can be no assurance that we will be able to retain such necessary additional personnel.

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

We Expect to Pay No Cash Dividends

We do not expect to pay dividends to the holders of common stock. Accordingly, any return on a stockholders’ investment will require the appreciation of our common shares.  There can be no assurance that the value of our common shares will increase.

Indemnification of Officers and Directors

Our Certificate of Incorporation provides for the indemnification of our officers and directors to the fullest extent permitted by the laws of the State of Nevada. It is possible that the indemnification obligations imposed under these provisions could result in a charge against our earnings, if any, and thereby affect the availability of funds for other uses.

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

ITEM 2.	PROPERTIES

Our executive offices are located at the offices of our majority shareholder's law firm, Sichenzia Ross Friedman Ference, LLP located at 61 Broadway, 32 Fl New York, NY 10006.  We do not pay any rent for the use of the facilities and they are used on a minimal basis.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the 2008 fiscal year to a vote of our security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is sporadically traded on the Over-the-Counter Bulletin Board under the symbol “PVSO”.  As a result of our sporadic trading, lack of liquidity and limited public float, we have determined that no established public trading market for a class of common exists.

Holders

As of May 28, 2009 our common stock was held by approximately 38 record holders. Notwithstanding, we believe our actual number of shareholders may be significantly higher as 160,920 shares are currently being held in street name.

Dividends

We have not paid any cash dividends to date, and we have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities.

We have  not issued any securities during our 2009 fiscal year  that were not registered under the Securities Act of 1933, except as previously included in a quarterly report on Form 10-QSB or a Current Report on Form 8-K.

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

From inception until November of 2008, our business plan was to produce and market inexpensive solar cells. In November of 2008, our board of directors determined that the implementation of our business plan was no longer financially feasible.  At such time, we discontinued the implementation of our prior business plan and are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy").

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated our net operating loss for tax purposes. Actual results could differ from those estimates.

Going Concern

We are currently in the process of implementing our new business plan, focusing on our acquisition strategy. At present, we have no cash on hand and are dependent on our majority stockholder to provide working capital advances. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

As a result of the abandonment of our former business plan during November 2008, and the subsequent change in control and implementation of our new business plan in January 2009, a discussion of the changes in the results between the comparative periods are not meaningful.

Revenue

We have no revenue from continuing or discontinued operations for the year ended February 28, 2009 or the period ended February 29, 2008.

General and Administrative Expenses

General and administrative expenses related to continuing operations were $16,680 for the year ended February 28, 2009. General and administrative expenses which are now included as a part of discontinued operations were $241,127 and $115,330 for the year ended February 28, 2009 and the period ended February 29, 2008, respectively. Current period general and administrative expenses consist primarily of professional fees.

Plan of Operation

We are pursuing an Acquisition Strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. We will primarily engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Liquidity and Capital Resources

We have no cash on hand as of May 28, 2009. We currently are dependent on our majority stockholder to provide working capital advances. Accordingly, in the immediate future, management will need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company adopted SFAS 157 on March 1, 2008 which did not have a material impact on its consolidated financial position and results of operations. The Company also adopted the deferral provisions of the Financial Accounting Standards Board Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

SFAS No. 157 expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable  in active markets; and

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates cash equivalents as Level 1. As of February 28, 2009 and February 29, 2008, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on March 1, 2008. Such adoption did not have an impact on the Company's financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations , and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ..  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on March 1, 2009.  The Company does not expect that the adoptions of FAS 141(R) and FAS 160 will have a material impact on its financial statements.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities,    an amendment of FASB Statement No. 133 . This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on March 1, 2008 and the adoption did not have a significant impact on its financial position and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company is required to adopt FSP 142-3 on March 1, 2009.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3, if any, on its financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Photovoltaic Solar Cells, Inc.

We have audited the accompanying balance sheets of Photovoltaic Solar Cells, Inc. ("the Company") (a development stage company) as of  February  28,  2009 and February 29, 2008,  and  the  related  statements  of operations, changes in stockholders' (deficit) equity, and cash  flows  for the  year ended February 28, 2009, for the  period from March 28, 2007 (inception) to February 29, 2008 and for the cumulative period from March 28, 2007 (inception) to February 28, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.   Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Photovoltaic Solar Cells, Inc. (a development stage company) as of February 28, 2009 and February 29, 2008, and the results of its operations and its cash flows for the year ended February 28, 2009, for the period from March 28, 2007 (inception) to February 29, 2008 and for the cumulative period from March 28, 2007 (inception) to February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in  Note  1  to the financial statements, the Company's  lack  of revenues and continued loss from  operations  during  the development  stage  raise substantial doubt about  the  Company's ability  to continue as a going concern.  Management’s plans are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berkovits & Company, LLP
Ft. Lauderdale, Florida
May 29, 2009

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
BALANCE SHEETS

	February 28,	February 29,
	2009	2008
Assets

Current assets:
Cash	$-	$71,414
Prepaid insurance	-	1,896
Prepaid services	-	120,000
Deposit	-	5,000

Total current assets	-	198,310

Equipment under construction	-	173,015

Intangible assets	-	64,895

Total assets	$-	$436,220

Liabilities and stockholders' (deficit) equity

Current liabilities:

Accrued expenses	$14,182	$3,293
Due to stockholder	66,310	-
Due to officer	-	174,087

Total current liabilities	80,492	177,380

Stockholders' (deficit) equity:

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $.0001 per share; 50,000,000 shares authorized,
4,944,000 and 4,915,000 shares issued and outstanding, respectively	494	492
Additional paid-in capital	413,176	373,678
Deficit accumulated during the development stage	(494,162)	(115,330)

Total stockholders' (deficit) equity	(80,492)	258,840

Total liabilities and stockholders' (deficit) equity	$-	$436,220

The accompanying notes are an integral part of these financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		Period from	Period from
		March 28, 2007	March 28, 2007
	Year Ended	(Inception) to	(Inception) to
	February 28,	February 29,	February 28,
	2009	2008	2009

Revenue	$-	$-	$-

Expenses:

General and administrative expenses	16,680	-	16,680

Total expense	16,680	-	16,680

Loss from continuing operations	(16,680)	-	(16,680)

Loss from discontinued operations, net of tax	(241,127)	(115,330)	(356,457)
Loss on disposition of assets of discontinued operations, net of tax	(121,025)	-	(121,025)

Total loss from discontinued operations	(362,152)	(115,330)	(477,482)

Loss before income taxes	(378,832)	(115,330)	(494,162)

Provision for income taxes	-	-	-

Net loss	$(378,832)	$(115,330)	$(494,162)

Basic and diluted loss per share:
Loss from continuing operations	$-	$-
Loss from discontinued operations	(0.08)	(0.03)
Net loss per common share, basic and diluted	$(0.08)	$(0.03)

Weighted average shares outstanding,
basic and diluted	4,937,504	3,739,176

The accompanying notes are an integral part of these financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
MARCH 28, 2007 (INCEPTION) to FEBRUARY 28, 2009

				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	(Deficit)
	Shares	Amount	Capital	Stage	Equity

Common stock issued for patent and cash at $0.018 per share	3,100,000	$310	$55,860	$-	$56,170

Common stock sold for cash at $0.10 per share	100,000	10	9,990	-	10,000

Common stock issued for professional services at $0.01 per share	500,000	50	4,950	-	5,000

Common stock sold for cash at $0.20 per share	615,000	62	122,938	-	123,000

Common stock issued in exchange for equity investment	600,000	60	179,940	-	180,000

Net loss	-	-	-	(115,330)	(115,330)

Balance, February 29, 2008	4,915,000	492	373,678	(115,330)	258,840

Common stock issued for professional services at $1.50 per share	25,000	2	37,498	-	37,500

Common stock sold for cash at $0.50 per share	4,000	-	2,000	-	2,000

Net loss	-	-	-	(378,832)	(378,832)

Balance, February 28, 2009	4,944,000	$494	$413,176	$(494,162)	$(80,492)

The accompanying notes are an integral part of these financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		Period from	Period from
		March 28, 2007	March 28, 2007
	Year Ended	(Inception) to	(Inception) to
	February 28,	February 29,	February 28,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(378,832)	$(115,330)	$(494,162)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of equity investments for services	-	180,000	180,000
Expenses paid by stockholder/officer	12,700	15,085	27,785
Stock issued for professional services	37,500	5,000	42,500
Loss on disposition of assets	121,025	-	121,025
Changes in operating assets and liabilities
Decrease (increase) in prepaid services	120,000	(120,000)	-
Decrease (increase) in prepaid insurance	1,896	(1,896)	-
Decrease (increase) in deposit on equipment	5,000	(5,000)	-
Increase in accrued expenses	10,889	3,293	14,182

Net cash used by operating activities	(69,822)	(38,848)	(108,670)

Cash flows from investing activities:
Purchase of equipment under construction	(11,170)	(1,934)	(13,104)
Purchase of intangible assets	(6,953)	(7,900)	(14,853)

Net cash used by investing activities	(18,123)	(9,834)	(27,957)

Cash flows from financing activities:
Advances from/(repayment to) officer, net	10,021	(13,104)	(3,083)
Advances from shareholder	4,510	-	4,510
Proceed from the sale of common stock	2,000	133,200	135,200

Net cash provided by financing activities	16,531	120,096	136,627

Net (decrease) increase in cash	(71,414)	71,414	-
Cash, beginning of period	71,414	-	-
Cash, end of period	$-	$71,414	$-

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:

Transfer of assets in settlement of debt to officer	$135,000	$-
Officer loan assigned to stockholder	49,100	-
Common stock issued for patent	-	55,970
Equipment under construction paid for by officer	-	171,081
Prepaid insurance paid by officer	-	1,896
Trademark application paid by officer	-	1,025
Issuance of equity investments for services	-	180,000
Common stock issued for equity investments	-	180,000

The accompanying notes are an integral part of these financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009

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

During the year ended February 28, 2009, the sudden and rapid collapse of the energy markets precipitated our reexamination of the likelihood that the Company had the ability to raise enough working capital to complete our production equipment and begin to generate revenues. We determined that the national and international economic decline made it virtually impossible for Photovoltaic Solar Cells, Inc. to continue our planned corporate development.

In June 2008 we established a Florida corporation as our wholly owned subsidiary, Solar-Technologies, Inc. (“Solar-Tech”). Prior to deciding to terminate all operations management had, as of September 16, 2008, assigned all of our assets and corresponding liabilities to Solar-Tech. This transaction was designed to make PVSO a holding company for energy related assets and simplify future operations and transactions. As part of its reexamination of the Company’s business prospects, management reversed this transfer in November and dissolved the subsidiary.

On January 7, 2009, the Company entered into a Stock Purchase Agreement and Indemnification Agreement (the “Agreements”) by and among the Control Shareholders of the Company, the Company, and the Purchaser, Waterford Capital Acquisition Co. IX, LLC a Delaware Limited Liability Corporation (“Waterford”).

Pursuant to the Agreements, Waterford purchased an aggregate of 4,100,000 previously issued and outstanding shares of our common stock, comprising approximately 83% of the issued and outstanding capital stock of the Company, for the aggregate purchase price of $275,510 (which included the assumption of certain unpaid company expenses and liabilities). As a result of the sale, a former officer and director resigned and our current officer and director was appointed.

As of February 28, 2009 we are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Going Concern
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

Research and Development Costs
All research and development costs were charged to the statements of operations as incurred. These expenses related to the salary of our former president and former director, Mr. Lawrence Curtin, in developing the patented process and the production line. For the year ended February 28, 2009 and for the period ended February 29, 2008 these amounts totaled $22,495 and $0, respectively, and are included in discontinued operations.

Use of Estimates
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

Net Loss Per Share
The Company follows SFAS No. 128, "Earnings Per Share" in calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at February 28, 2009 or February 29, 2008.

Fair Value of Financial Instruments
The carrying value of the Company's financial instruments, including cash and accrued expenses, approximate their fair value because of their relatively short maturities.

Income Taxes
We have adopted the provisions of SFAS No. 109 "Accounting for Income Taxes"("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The adoption of FIN 48 did not have any effect on the Company’s financial position or results of operations.

Reclassifications
Certain reclassifications have been made to prior period data to conform to the current presentation. The reclassifications are primarily related to discontinued operations and had no impact on net income loss.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company adopted SFAS 157 on March 1, 2008 which did not have a material impact on its consolidated financial position and results of operations. The Company also adopted the deferral provisions of the Financial Accounting Standards Board Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

SFAS No. 157 expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable  in active markets; and

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates cash equivalents as Level 1. As of February 28, 2009 and February 29, 2008, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on March 1, 2008. Such adoption did not have an impact on the Company's financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations , and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements,    an amendment of ARB No. 51 ..  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on March 1, 2009.  The Company does not expect that the adoptions of FAS 141(R) and FAS 160 will have a material impact on its financial statements.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities,    an amendment of FASB Statement No. 133 . This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on March 1, 2008 and the adoption did not have a significant impact on its financial position and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company is required to adopt FSP 142-3 on March 1, 2009.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3, if any, on its financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

NOTE 2 - LOSS ON DISPOSITION OF ASSETS OF DISCONTINUED OPERATIONS

Due to the Company’s lack of sufficient working capital the assets of the Company were never employed in any revenue generating operation. Therefore the Company entered into two transactions to dispose of assets with the Company’s founder, Lawrence F. Curtin, as follows:

Disposition of Equipment under Construction
The equipment under construction was stated at cost and consisted primarily of payments associated with building the production line required to create the intended solar cell product.  The equipment was not depreciated as it was never completed or put into use. The equipment under construction was estimated by management to have a value of $95,000 and was transferred to Mr. Curtin in November 2008 as settlement of monies due to him as a result of cash advances he had made on behalf of the Company since its inception. The Company realized a loss on the transfer of the equipment in the amount of $89,177.

Disposition of Intangible Assets
The Company’s intellectual property, i.e., Patents and Patent Applications, were transferred in November 2008 to Lawrence F. Curtin, in partial payment of monies due and owing to him as a result of cash advances he had made on behalf of the Company since its inception. These assets were estimated by management to have a value of $40,000, and that dollar amount was deducted from the amount then due and owing to him, leaving a balance remaining due and owing of $49,100. The Company reported a loss on the transfer of these patents and other property in the amount of $31,848.

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

Also during the year ended February 28, 2009 we issued 25,000 shares of common stock, valued at $37,500, in payment of professional fees.

During May 2007, in exchange for an aggregate consideration of $71,170, consisting of $10,200 in cash; ownership of certain U.S. patent rights, valued at $55,970; and professional services rendered - valued at $5,000, we issued a total of 3,700,000 shares of our common stock.

During October 2007 we sold 615,000 shares of Common Stock at the per share price of $0.20.

In January, 2008 the Board of Directors authorized the issuance of an aggregate of 600,000 previously unissued common shares to two individuals, one of whom was a director and officer of the Company, in exchange for the transfer to the Company of an aggregate of 1,500,000 restricted common shares of China Nuvo Solar Energy, Inc. (an unaffiliated public company whose shares trade on the OTCBB under the symbol CNUV) owned by the two individuals. Simultaneously with the foregoing authorization, the board approved the immediate transfer of all of the CNUV shares to four individuals (our former securities counsel, our current securities legal counsel, a strategic advisor to the board and a scientific advisor to management) as consideration for their individual past or future services. The board authorized these transactions to relieve the Company from its obligation to provide compensation to these individuals without negatively impacting current working capital and the Company's cash position.

NOTE 4 – DISCONTINUED OPERATIONS

As a result of our determination that the national and international economic decline has made it virtually impossible for Photovoltaic Solar Cells, Inc. to continue our planned corporate development, we have decided not to continue with our alternative energy business plan. As of January 7, 2009 we are pursuing an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. All prior operations have been presented as discontinued operations.

NOTE 5 – RELATED PARTY TRANSACTIONS

Through November 30, 2008, Lawrence F. Curtin our former majority stockholder and former Chairman made certain advances to and payments on behalf of the Company and agreed to forego reimbursement until such time as our working capital was sufficient to cover our operations. The advances were noninterest bearing. As described in Note 2, certain assets, valued at an aggregate of $135,000, were transferred to Mr. Curtin as partial repayment of the advances, leaving a balance remaining due and owing of $49,100. This remaining balance was assigned to Waterford pursuant to the Stock Purchase Agreement described in Note 1.

During January and February 2009 Waterford made certain payments on behalf of the Company aggregating $17,210. These advances are noninterest bearing.

Through November 30, 2008 the Company paid $2,000 per month to the Company’s former President for the use of his office and production facilities in Ft. Pierce, Florida, for an aggregate of $18,000. During the period ended February 29, 2008 this space was occupied at no charge.

NOTE 6 – INCOME TAXES

During the period ended February 29, 2008, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely- than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Net operating losses for tax purposes of approximately $494,000 at February 28, 2009 are available for carryover, subject to Internal Revenue Code Section 382 change of control limitations. The net operating losses will expire from 2028 through 2029. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $145,000 and $43,000 during the year ended February 28, 2009 and the period ended February 29, 2008, respectively. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the year ended February 28, 2009 and the period ended February 29, 2008 follows.

Significant components of deferred tax assets and liabilities are as follows:

	2009	2008

Deferred tax assets:
Net operating loss carryforward	$188,000	$43,000
Valuation allowance	(188,000)	(43,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	-34%	-34%
State income taxes, net of federal taxes	-4%	-4%
Valuation allowance	38%	38%

Effective income tax rate	0%	0%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our CEO and Chief Financial Officer (Principal Accounting Officer)), as of the end of the period covered by this report, our CEO and Principal Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The management of Photovoltaic Solar Cells, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal accounting officers to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as a guide. However, due to the timing of many of the changes to the processes and internal controls, management’s assessment was limited to a risk assessment and a review of the design effectiveness of the entity level and financial reporting controls. Accordingly, while management’s assessment is that the design of controls is adequate, except as noted herein, since the controls were not completely tested in accordance with the COSO standards. We have determined that our controls over financial reporting were effective.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and Principal Accounting Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth our current directors and information concerning their ages and background. All directors hold office until the next annual meeting of stockholders and until their respective successors are elected, except in the case of death, resignation or removal:

Name	Principal Occupation	Age	Director Since
Harvey Judkowitz	Certified Public Accountant	64	4/07

Richard Friedman	Attorney	46	1/09

Harvey Judkowitz, Director: Harvey Judkowitz, is a Certified Public Accountant licensed in both New York and Florida. From 1988 to date, Mr. Judkowitz has conducted his own CPA practice.  Mr. Judkowitz was the Chairman of the Board and CEO of UniPro Financial Services, Inc. (UPRO) from June, 2003 until the Company was sold in September, 2005. He currently serves on the Board of Directors and is chairman of the audit committees for the following publicly traded companies; The Singing Machine, Inc. (SMD), Phoenix Biopharm, Inc. (PXBM) and Photovoltaic Solar Cells, Inc. (PVSO). He was a Director of PVSO from inception until November 5, 2008 and from January 15, 2009 until present. In the past, he has served as Chief Financial Officer of Claire’s Stores and several other publicly traded companies. Mr. Judkowitz graduated from Pace University in 1967 with a BBA in Accounting. Over the past 25 years, Mr. Judkowitz has been a consultant to assist several companies in going public and arrange short term financing until the public money could be raised.

Richard Friedman, Director: Mr. Friedman has served as a Director of the Company since January, 2009.  Since May 1998, Mr. Friedman has been the managing partner of Sichenzia Ross Friedman Ference, a New York City based law firm that provides representation in all matters involving the securities industry, as well as in all general corporate and litigation matters. Since October 30, 2006, Mr. Friedman has been the Secretary and a Director of Mondo Acquisition I, Inc., a blank check company. Mr. Friedman received his Juris Doctor degree from Hofstra University School of Law in 1987 and his Bachelor of Arts Degree in Economics from the State University of New York at Binghamton (Harpur College) in 1984.

Executive Officers and Significant Employees

The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
Harvey Judkowitz	Chief Executive Officer and Chief Financial Officer	64	1/09

Harvey Judkowitz. – See Bio in Directors Section

Code of Ethics

We have not adopted a "Code of Ethics” as a result of our shell status, limited management and limited number of transactions, if any, conducted by the Company.

Committees

There are no committees of the board of directors. The Company’s By-laws provide that the size of the board of directors may be changed by resolution of the board. Members of the board serve until the next annual meeting of shareholders and until their successors are elected and qualified. Meetings of the board are held when and as deemed necessary or appropriate. Officers are appointed by and serve at the discretion of the board.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation

The following table sets forth information for our most recently completed fiscal year concerning the compensation of (i) the Principal Executive Officer and (ii) all other executive officers of Photovoltaic Solar Cells, Inc. who earned over $100,000 in salary and bonus during the last most recently completed fiscal year ended February 28, 2009 (together the “Named Executive Officers”).  No other employees earned a salary over $100,000 in the last completed fiscal years.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Award ($) (f)(2)	Nonequity Incentive Plan compensation ($) (g)	Non-qualified deferred compensation earning ($) (h)	All other Compensation ($) (i)(1)	Total ($) (j)

Lawrence Curtin Principal Executive Officer	2009 2008	16,488 5,000	—	—	—	—	—	—	16,488 5,000

Harvey Judkowitz (1) Principal Executive Officer	2009 2008	3,000 2,000	—	—	—	—	—	—	3,000 2,000

(1) Mr. Judkowitz was appointed as Principal Executive Officer on January 7, 2009. The amounts reported were paid during his service as treasurer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

Information regarding shares authorized for issuance under equity compensation plans approved and not approved by stockholders required by this Item are incorporated by reference from Item 5 of this Annual Report from the section entitled “Equity Compensation Plan Information.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 28, 2009, information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of 5% or more of any class of our voting securities;

•	each of our current directors and nominees;

•	each of our current named executive officers; and

•	all current directors and named executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person or group has the right to acquire within 60 days after the measurement date. This table is based on information supplied by officers, directors and principal stockholders. Except as otherwise indicated, we believe that each of the beneficial owners of the common stock listed below, based on the information such beneficial owner has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property laws may apply.

	Common Stock
Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities(2)	Total	Percent of Class(2)
Directors and named executive officers
Harvey Judkowitz (3)	100,000	—	100,000	2.02%
Beneficial Owners of 5% or more
Waterford Capital Acquisition Co. IX, LLC	4,100,000	—	4,100,000	82.93%

*	Less than one percent.

(1)
Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is c/o Sichenzia Ross Friedman Ference, LLP Atn:  Richard Friedman – 61 Broadway, 32nd Floor, New York, NY 10006

(2)
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant. There are 4,944,000 shares of common stock issued and outstanding as of May 28, 2009.

(3)	The address for this reporting person is 14241 SW 92nd Avenue, Miami, FL 33176

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with our former Chief Executive Officer and Majority Shareholder

In November of 2008, we transferred the majority of our assets to Lawrence F. Curtin, our Chief Executive Officer at the time, in satisfaction of monies due by us to Mr. Curtin.  For a detailed description of the transaction, refer to Note 1 of the notes to our financial statements.

Through November 30, 2008, Lawrence F. Curtin made certain advances to and payments on behalf of the Company and agreed to forego reimbursement until such time as our working capital was sufficient to cover our operations. The advances were noninterest bearing. As described above, certain assets, valued at an aggregate of $135,000, were transferred to Mr. Curtin as partial repayment of the advances, leaving a balance remaining due and owing of $49,170. This remaining balance was assigned to Waterford pursuant to the Stock Purchase Agreement described in Note 1.

On January 7, 2009, we entered into a stock purchase agreement and indemnification agreement with Waterford and certain control shareholders who were also officers and directors at the time.  We incorporate by reference the description of the transaction contained in our Quarterly Report of Form 10-Q filed with the SEC on January 13, 2009.

Between January 7, 2009 and the date of this report, we have borrowed $24,710 from our majority shareholder, Waterford.  The loan is a demand obligation that can be called by Waterford.  We anticipate the loan will be converted into shares of common stock.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2009 and 2008 fiscal years:

Type of Fees	2009	2008

Audit Fees	$24,000	$26,102

Audit Related Fees	—	2,500

Tax Fees	—	—

All Other Fees	—	—

Total Fees	$24,000	$28,602

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by Berkovits & Company, LLP and has determined that the provision of such services to us during fiscal 2009 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. Berkovits & Company, LLP did not provide us with any services, other than those listed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•	may apply standards of materiality that differ from those of a reasonable investor; and

•	were made only as of specified dates contained in the agreements and are subject to later developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and investors should not rely on them as statements of fact.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOVOLTAIC SOLAR CELLS, INC.

Dated: May 29, 2009	By:	/S/ Harvey Judkowitz
Harvey Judkowitz Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Harvey Judkowitz	Chief Executive Officer and Principal Accounting Officer and Director	May 29, 2009
Harvey Judkowitz	(Principal executive officer and Principal financial and accounting officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Certificate Of Restated Articles Of Incorporation Of Photovoltaic Solar Cells, INC.		SB-2	3.01	333-144377	07/06/2007

3.02(ii)	Bylaws		SB-2	3.02	333-144377	07/06/2007

4.01	Specimen Common Stock Certificate		SB-2	4.01	333-144377	07/06/2007

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.