Form 10-Q
period 2009-05-31
Photovoltaic Solar Cells, Inc.
filed 2009-07-15
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

COMMISSION FILE NUMBER: 000-52735

PHOTOVOLTAIC SOLAR CELLS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	20-8753132
(State or Other Jurisdiction Incorporation or Organization)	(IRS Employer Identification No.)

c/o Sichenzia Ross Friedman Ference, LLP
61 Broadway, 32 Floor
New York, NY 10006
 (Address of principal executive offices)

(Registrant's telephone number, including area code) (212) 930-9700

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ YES    ☐ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of July 10, 2009 the issuer had 4,944,000 shares of common stock, par value $.0001 per share, outstanding.

PHOTOVOLTAIC SOLAR CELLS, INC.

FORM 10-Q

For the quarterly period ended May 31, 2009

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Balance Sheets at February 28, 2009 and May 31, 2009 (unaudited at May 31, 2009)	3

	Condensed Statements of Operations for the three months ended May 31, 2009 and 2008 and for the period March 28, 2007 (inception) to May 31, 2009 (unaudited)	4

	Condensed Statement of Changes in Stockholders’ (Deficit) Equity for the period from March 28, 2007 (inception) to May 31, 2009 (unaudited)	5

	Condensed Statements of Cash Flows for the three months ended May 31, 2009 and 2008 and for the period March 28, 2007 (inception) to May 31, 2009 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis or Plan of Operation	11

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4	Controls and Procedures	14

PART II	Other Information

Item 1	Legal Proceedings	15

Item 1 A.	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits	17

Signatures		18

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	May 31,	February 28,
	2009	2009
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit

Current liabilities:

Accrued expenses	$21,411	$14,182
Due to stockholder	73,810	66,310

Total current liabilities	95,221	80,492

Stockholders' deficit

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.0001 per share; 50,000,000 shares authorized, 4,944,000 shares issued and outstanding, respectively	494	494
Additional paid-in capital	413,176	413,176
Deficit accumulated during the development stage	(508,891)	(494,162)

Total stockholders' deficit	(95,221)	(80,492)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
	Three Months	Three Months	March 28, 2007
	Ended	Ended	(Inception) to
	May 31,	May 31,	May 31,
	2009	2008	2009

Revenue	$-	$-	$-

Expenses:

General and administrative expenses	14,729	-	31,409

Total expense	14,729	-	31,409

Loss from continuing operations	(14,729)	-	(31,409)

Loss from discontinued operations, net of tax	-	(69,440)	(356,457)
Loss on disposition of assets of discontinued operations, net of tax	-	-	(121,025)

Total loss from discontinued operations	-	(69,440)	(477,482)

Loss before income taxes	(14,729)	(69,440)	(508,891)

Provision for income taxes	-	-	-

Net loss	$(14,729)	$(69,440)	$(508,891)

Basic and diluted loss per share:
Loss from continuing operations	$-	$-
Loss from discontinued operations	-	(0.01)
Net loss per common share, basic and diluted	$-	$(0.01)

Weighted average shares outstanding, basic and diluted	4,944,000	4,921,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
MARCH 28, 2007 (INCEPTION) to MAY 31, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	(Deficit)
	Shares	Amount	Capital	Stage	Equity

Common stock issued for patent and cash at $0.018 per share	3,100,000	$310	$55,860	$-	$56,170

Common stock sold for cash at $0.10 per share	100,000	10	9,990	-	10,000

Common stock issued for professional services at $0.01 per share	850,000	85	8,415	-	8,500

Common stock sold for cash at $0.20 per share	615,000	62	122,938	-	123,000

Common stock issued for professional services at $0.01 per share cancelled by the board of directors	(350,000)	(35)	(3,465)	-	(3,500)

Common stock issued in exchange for equity investment	600,000	60	179,940	-	180,000

Net loss	-	-	-	(115,330)	(115,330)

Balance, February 29, 2008	4,915,000	492	373,678	(115,330)	258,840

Common stock issued for professional services at $1.50 per share	25,000	2	37,498	-	37,500

Common stock sold for cash at $0.50 per share	4,000	-	2,000	-	2,000

Net loss	-	-	-	(378,832)	(378,832)

Balance, February 28, 2009	4,944,000	494	413,176	(494,162)	(80,492)

Net loss	-	-	-	(14,729)	(14,729)

Balance, May 31, 2009	4,944,000	$494	$413,176	$(508,891)	$(95,221)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	Three Months	Three Months	March 28, 2007
	Ended	Ended	(Inception) to
	May 31,	May 31,	May 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(14,729)	$(69,440)	$(508,891)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of equity investments for services	-	30,000	180,000
Expenses paid by stockholder	7,500	-	35,285
Stock issued for professional services	-	7,500	42,500
Loss on disposition of assets	-	-	121,025
Changes in operating assets and liabilities
Decrease in prepaid insurance	-	948	-
Decrease in deposit on equipment	-	5,000	-
Increase (decrease) in accrued expenses	7,229	(2,978)	21,411

Net cash used by operating activities	-	(28,970)	(108,670)

Cash flows from investing activities:
Purchase of equipment under construction	-	(11,162)	(13,104)
Purchase of intangible assets	-	-	(14,853)

Net cash used by investing activities	-	(11,162)	(27,957)

Cash flows from financing activities:
Repayment to officer, net	-	(5,000)	(3,083)
Advances from shareholder	-	-	4,510
Proceed from the sale of common stock	-	-	135,200

Net cash (used) provided by financing activities	-	(5,000)	136,627

Net decrease in cash	-	(45,132)	-
Cash, beginning of period	-	71,414	-
Cash, end of period	$-	$26,282	$-

Non-Cash Financing Activities:

Transfer of assets in settlement of debt to officer	$-	$-	$135,000
Officer loan assigned to stockholder	-	-	49,100
Common stock issued for patent	-	-	55,970
Equipment under construction paid for by officer	-	-	171,081
Prepaid insurance paid by officer	-	-	1,896
Trademark application paid by officer	-	-	1,025
Issuance of equity investments for services	-	-	180,000
Common stock issued for equity investments	-	-	180,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
May 31, 2009
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

As of May 31, 2009 we are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

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

Basis of Presentation
The accompanying interim condensed financial statements as of May 31, 2009 and for the three month periods ended May 31, 2009 and 2008 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended February 29, 2009 as included in the Company’s 10-K for that year. The results of the three months ended May 31, 2009 are not necessarily indicative of the results to be expected for the full year ending February 28, 2010.

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

Net Loss Per Share
The Company follows SFAS No. 128, "Earnings Per Share" in calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at May 31, 2009 or 2008.

Reclassifications
Certain reclassifications have been made to prior period data to conform to the current presentation. The reclassifications are primarily related to discontinued operations and had no impact on net income loss.

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company adopted FSP No. FAS 142-3 on March 1, 2009.  The guidance in FSP No. FAS 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of FSP No. FAS 142-3 did not have an impact on the Company’s financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  The Company adopted FSP APB 14-1 on March 1, 2009. The adoption of FSP APB 14-1 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on the Company’s financial statements.

March 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter of fiscal 2010.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company plans to adopt adopt SFAS No. 165 in the second quarter of fiscal 2010 and does not expect that it will have a material impact on its financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  the Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

NOTE 2 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

During the three months ended May 31, 2008 we issued 25,000 shares of common stock, valued at $37,500, in payment of professional fees.

NOTE 3 – DISCONTINUED OPERATIONS

As a result of our determination that the national and international economic decline has made it virtually impossible for Photovoltaic Solar Cells, Inc. to continue our planned corporate development, we have decided not to continue with our alternative energy business plan. As of January 7, 2009 we began pursuing an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. All prior operations have been presented as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2009 Waterford made certain payments on behalf of the Company aggregating $7,500. These advances are noninterest bearing. The total amount due to Waterford at May 31, 2009 is $73,810.

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section and the financial statements and related notes included herein.  As used in this Report, unless context otherwise requires, the words “we,” “us,”“our,” “the Company,” “Photovoltaic” and “Registrant” refer to Photovoltaic Solar Cells, Inc.  Also, any reference to “common shares,” “Common Stock,” “common stock” or “Common Shares” refers to our $.0001 par value common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, including those related to our cash, liquidity, resources and our anticipated cash expenditures, as well as any statements other than statements of historical fact, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives are forward-looking statements.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue”  and other similar expressions, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part II, Item 1A, “Risk Factors” and elsewhere in this Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by such statement for a number of reasons or factors.  Each forward-looking statement should be read in context with and in understanding of the various other disclosures concerning our company and our business made elsewhere in this Report as well as our public filings with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statements contained in this Report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the three month period ended May 31, 2009 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending February 28, 2010. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the SEC.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

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

Results of Operations

Comparison of the Three Month Period Ended May 31, 2009 to the Three Month Period Ended May 31, 2008

As a result of the abandonment of our former business plan during November 2008, and the subsequent change in control and implementation of our new business plan in January 2009, a discussion of the changes in the results between the comparative periods are not meaningful.

Revenue

We have no revenue from continuing or discontinued operations for the three month periods ended May 31, 2009 and 2008.

General and Administrative Expenses

General and administrative expenses related to continuing operations were $14,729 for the three months ended May 31, 2009. General and administrative expenses which are now included as a part of discontinued operations were $69,440 for the three months ended May 31, 2008. Current period general and administrative expenses consist primarily of professional fees.

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

Liquidity and Capital Resources

As of May 31, 2009 we had a working capital deficit of $95,221.  We have no cash on hand as of July 10, 2009. We currently are dependent on our majority stockholder to provide working capital advances. Accordingly, in the immediate future, management will need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144.

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company adopted FSP No. FAS 142-3 on March 1, 2009.  The guidance in FSP No. FAS 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of FSP No. FAS 142-3 did not have an impact on the Company’s financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  The Company adopted FSP APB 14-1 on March 1, 2009. The adoption of FSP APB 14-1 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on the Company’s financial statements.

On March 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter of fiscal 2010.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company plans to adopt adopt SFAS No. 165 in the second quarter of fiscal 2010 and does not expect that it will have a material impact on its financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  the Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial statements.

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

Item 4.  Controls and Procedures

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 1A.  Risk Factors

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Quarterly Report should be considered carefully in evaluating our company and our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

Our limited resources may not be sufficient for us to implement our Acquisition Strategy.

We have limited resources. We are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses.  The implementation of our strategy is highly dependent on retaining professions such as lawyers, accountants and investment bankers to consummate any proposed transaction.  As a result of our limited resources, we may not have sufficient capital to retain such professions and as a result, may not be able to successfully implement our strategy.

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

Harvey Judkowitz, our CEO, is Critical to Our Future Success

Our ability to successfully carry out our business plan and to consummate additional acquisitions will be dependent upon the efforts of Mr. Judkowitz. Notwithstanding the significance of Mr. Judkowitz, we have not obtained any "key man" life insurance on his life. The loss of the services of Mr. Judkowitz would have a material adverse effect on our ability to successfully achieve our business objectives. If additional personnel are required, there can be no assurance that we will be able to retain such necessary additional personnel.

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

Item 2.  Unregistered Sales of Equity Securities

          None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.   Exhibits

31.1	Certification of the Chief Executive and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOVOLTAIC SOLAR CELLS, INC.

Dated: July 1, 2009	By:	/S/ Harvey Judkowitz
Harvey Judkowitz, Chief Executive Officer and Principal Accounting Officer