Form 10-Q
period 2009-08-31
Photovoltaic Solar Cells, Inc.
filed 2009-10-14
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2009
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of October 5, 2009 the issuer had 4,944,000 shares of common stock, par value $.0001 per share, outstanding.

PHOTOVOLTAIC SOLAR CELLS, INC.

FORM 10-Q

For the quarterly period ended August 31, 2009

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Balance Sheets at February 28, 2009 and August 31, 2009 (unaudited at August 31, 2009)	3

	Condensed Statements of Operations for the three and six months ended August 31, 2009 and 2008 and for the period March 28, 2007 (inception) to August 31, 2009 (unaudited)	4

	Condensed Statement of Changes in Stockholders’ (Deficit) Equity for the period from March 28, 2007 (inception) to August 31, 2009 (unaudited)	5

	Condensed Statements of Cash Flows for the six months ended August 31, 2009 and 2008 and for the period March 28, 2007 (inception) to August 31, 2009 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis or Plan of Operation	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4	Controls and Procedures	13

PART II	Other Information

Item 1	Legal Proceedings	14

Item 1 A.	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4	Submission of Matters to a Vote of Security Holders	16

Item 5	Other Information	16

Item 6	Exhibits	16

Signatures		17

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section and the financial statements and related notes included herein.  As used in this Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Photovoltaic” and “Registrant” refer to Photovoltaic Solar Cells, Inc.  Also, any reference to “common shares,” “Common Stock,” “common stock” or “Common Shares” refers to our $.0001 par value common stock.

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

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the six month period ended August 31, 2009 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending February 28, 2010. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the SEC.

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	August 31,	February 28,
	2009	2009
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit

Current liabilities:

Accrued expenses	$33,681	$14,182
Due to stockholder	79,752	66,310

Total current liabilities	113,433	80,492

Stockholders' deficit

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.0001 per share; 50,000,000 shares authorized, 4,944,000 shares issued and outstanding, respectively	494	494
Additional paid-in capital	413,176	413,176
Deficit accumulated during the development stage	(527,103)	(494,162)

Total stockholders' deficit	(113,433)	(80,492)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
	Three Months	Three Months	Six Months	Six Months	March 28, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses:

General and administrative expenses	18,212	-	32,941	-	49,621

Total expense	18,212	-	32,941	-	49,621

Loss from continuing operations	(18,212)	-	(32,941)	-	(49,621)

Loss from discontinued operations, net of tax	-	(165,372)	-	(234,812)	(356,457)
Loss on disposition of assets of discontinued operations, net of tax	-	-	-	-	(121,025)

Total loss from discontinued operations	-	(165,372)	-	(234,812)	(477,482)

Loss before income taxes	(18,212)	(165,372)	(32,941)	(234,812)	(527,103)

Provision for income taxes	-	-	-	-	-

Net loss	$(18,212)	$(165,372)	$(32,941)	$(234,812)	$(527,103)

Basic and diluted loss per share:
Loss from continuing operations	$-	$-	$-	$-
Loss from discontinued operations	-	(0.03)	-	(0.05)
Net loss per common share, basic and diluted	$-	$(0.03)	$-	$(0.05)

Weighted average shares outstanding, basic and diluted	4,944,000	4,944,000	4,944,000	4,925,351

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
 MARCH 28, 2007 (INCEPTION) to AUGUST 31, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	(Deficit)
	Shares	Amount	Capital	Stage	Equity

Common stock issued for patent and cash at $0.018 per share	3,100,000	$310	$55,860	$-	$56,170

Common stock sold for cash at $0.10 per share	100,000	10	9,990	-	10,000

Common stock issued for professional services at $0.01 per share	850,000	85	8,415	-	8,500

Common stock sold for cash at $0.20 per share	615,000	62	122,938	-	123,000

Common stock issued for professional services at $0.01 per share cancelled by the board of directors	(350,000)	(35)	(3,465)	-	(3,500)

Common stock issued in exchange for equity investment	600,000	60	179,940	-	180,000

Net loss	-	-	-	(115,330)	(115,330)

Balance, February 29, 2008	4,915,000	492	373,678	(115,330)	258,840

Common stock issued for professional services at $1.50 per share	25,000	2	37,498	-	37,500

Common stock sold for cash at $0.50 per share	4,000	-	2,000	-	2,000

Net loss	-	-	-	(378,832)	(378,832)

Balance, February 28, 2009	4,944,000	494	413,176	(494,162)	(80,492)

Net loss	-	-	-	(32,941)	(32,941)

Balance, August 31, 2009	4,944,000	$494	$413,176	$(527,103)	$(113,433)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	Six Months	Six Months	March 28, 2007
	Ended	Ended	(Inception) to
	August 31,	August 31,	August 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(32,941)	$(69,440)	$(527,103)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of equity investments for services	-	30,000	180,000
Expenses paid by stockholder	13,442	-	38,227
Stock issued for professional services	-	7,500	42,500
Loss on disposition of assets	-	-	121,025
Changes in operating assets and liabilities
Decrease in prepaid insurance	-	948	-
Decrease in deposit on equipment	-	5,000	-
Increase (decrease) in accrued expenses	19,499	(2,978)	36,681

Net cash used by operating activities	-	(28,970)	(108,670)

Cash flows from investing activities:
Purchase of equipment under construction	-	(11,162)	(13,104)
Purchase of intangible assets	-	-	(14,853)

Net cash used by investing activities	-	(11,162)	(27,957)

Cash flows from financing activities:
Repayment to officer, net	-	(5,000)	(3,083)
Advances from shareholder	-	-	4,510
Proceed from the sale of common stock	-	-	135,200

Net cash (used) provided by financing activities	-	(5,000)	136,627

Net decrease in cash	-	(45,132)	-
Cash, beginning of period	-	71,414	-
Cash, end of period	$-	$26,282	$-

Non-Cash Financing Activities:

Transfer of assets in settlement of debt to officer	$-	$-	$135,000
Officer loan assigned to stockholder	-	-	49,100
Common stock issued for patent	-	-	55,970
Equipment under construction paid for by officer	-	-	171,081
Prepaid insurance paid by officer	-	-	1,896
Trademark application paid by officer	-	-	1,025
Issuance of equity investments for services	-	-	180,000
Common stock issued for equity investments	-	-	180,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
August 31, 2009
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

As of August 31, 2009 we are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

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

Basis of Presentation
The accompanying interim condensed financial statements as of August 31, 2009 and for the three and six month periods ended August 31, 2009 and 2008 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended February 29, 2009 as included in the Company’s 10-K for that year. The results of the six months ended August 31, 2009 are not necessarily indicative of the results to be expected for the full year ending February 28, 2010.

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

Net Loss Per Share
The Company follows SFAS No. 128, "Earnings Per Share" in calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at August 31, 2009 or 2008.

Reclassifications
Certain reclassifications have been made to prior period data to conform to the current presentation. The reclassifications are primarily related to discontinued operations and had no impact on net income loss.

Fair value of financial instruments

In April 2009, we adopted FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) for its interim period ended June 30, 2009. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments as defined by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), for interim reporting periods of publicly traded companies as well as in annual financial statements.

Our short-term financial instruments, including accrued expenses and payables to stockholder, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value.

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

In December 2007, the FASB issued SFAS No. 160 , “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on the Company’s financial statements.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of fiscal 2010 had no impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” . This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The adoption of this standard during the second quarter of fiscal 2010 had no impact on the Company’s financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” . This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” , and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

NOTE 2 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

During the six months ended August 31, 2008 we issued 25,000 shares of common stock, valued at $37,500, in payment of professional fees.

During July 2008 we sold 4,000 shares of common stock for cash proceeds of $2,000.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended August 31, 2009 Waterford made certain payments on behalf of the Company aggregating $13,442. These advances are noninterest bearing. The total amount due to Waterford at August 31, 2009 is $79,752.

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

Employees

We have a total of 1 employee which includes our Chief Executive Officer. Our employee is considered a part-time employee and he does not currently receive compensation.

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

Results of Operations

Comparison of the Three Month Period Ended August 31, 2009 to the Three Month Period Ended August 31, 2008

As a result of the abandonment of our former business plan during November 2008, and the subsequent change in control and implementation of our new business plan in January 2009, a discussion of the changes in the results between the comparative periods are not meaningful.

Revenue

We have no revenue from continuing or discontinued operations for the three month periods ended August 31, 2009 and 2008.

General and Administrative Expenses

General and administrative expenses related to continuing operations were $18,212 for the three months ended August 31, 2009. General and administrative expenses which are now included as a part of discontinued operations were $165,372 for the three months ended August 31, 2008. Current period general and administrative expenses consist primarily of professional fees.

Comparison of the Six Month Period Ended August 31, 2009 to the Six Month Period Ended August 31, 2008

As a result of the abandonment of our former business plan during November 2008, and the subsequent change in control and implementation of our new business plan in January 2009, a discussion of the changes in the results between the comparative periods are not meaningful.

Revenue

We have no revenue from continuing or discontinued operations for the six month periods ended August 31, 2009 and 2008.

General and Administrative Expenses

General and administrative expenses related to continuing operations were $32,941 for the six months ended August 31, 2009. General and administrative expenses which are now included as a part of discontinued operations were $234,812 for the six months ended August 31, 2008. Current period general and administrative expenses consist primarily of professional fees.

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

Liquidity and Capital Resources

As of August 31, 2009 we had a working capital deficit of $113,433.  We have no cash on hand as of October 5, 2009. We currently are dependent on our majority stockholder to provide working capital advances. Accordingly, in the immediate future, management will need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

In December 2007, the FASB issued SFAS No. 160 , “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on the Company’s financial statements.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of fiscal 2010 had no impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” . This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The adoption of this standard during the second quarter of fiscal 2010 had no impact on the Company’s financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” . This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” , and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial statements.

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

PHOTOVOLTAIC SOLAR CELLS, INC.

Dated: October 13, 2009	By:	/S/ Harvey Judkowitz
Harvey Judkowitz, Chief Executive Officer and Principal Accounting Officer