Form 10-Q
period 2009-11-30
Photovoltaic Solar Cells, Inc.
filed 2010-01-13
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2009
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of January 13, 2010 the issuer had 4,944,000 shares of common stock, par value $.0001 per share, outstanding.

PHOTOVOLTAIC SOLAR CELLS, INC.

FORM 10-Q

For the quarterly period ended November 30, 2009

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Balance Sheets at November 30, 2009 (unaudited) and February 28, 2009	3

	Condensed Statements of Operations for the three and nine months ended November 30, 2009 and 2008 and for the period from March 28, 2007 (inception) to November 30, 2009 (unaudited)	4

	Condensed Statement of Changes in Stockholders’ (Deficit) Equity for the period from March 28, 2007 (inception) to November 30, 2009 (unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended November 30, 2009 and 2008 and for the period from March 28, 2007 (inception) to November 30, 2009 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis or Plan of Operation	11

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4	Controls and Procedures	14

PART II	Other Information

Item 1	Legal Proceedings	15

Item 1 A.	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits	17

Signatures		18

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the “Risk Factors” section and the financial statements and related notes included herein.  As used in this Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Photovoltaic” and “Registrant” refer to Photovoltaic Solar Cells, Inc.  Also, any reference to “common shares,” “Common Stock,” “common stock” or “Common Shares” refers to our $.0001 par value common stock.

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

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the nine month period ended November 30, 2009 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending February 28, 2010. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the SEC.

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	November 30,	February 28,
	2009	2009
	(Unaudited)
Assets

Current assets:
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit

Current liabilities:

Accrued expenses	$46,045	$14,182
Due to stockholder	86,657	66,310

Total current liabilities	132,702	80,492

Stockholders' deficit

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.0001 per share; 50,000,000 shares authorized, 4,944,000 shares issued and outstanding, respectively	494	494
Additional paid-in capital	413,176	413,176
Deficit accumulated during the development stage	(546,372)	(494,162)

Total stockholders' deficit	(132,702)	(80,492)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
	Three Months	Three Months	Nine Months	Nine Months	March 28, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses:

General and administrative expenses	19,269	-	52,210	-	68,890

Total expense	19,269	-	52,210	-	68,890

Loss from continuing operations	(19,269)	-	(52,210)	-	(68,890)

Loss from discontinued operations, net of tax	-	(6,315)	-	(241,127)	(356,457)
Loss on disposition of assets of discontinued operations, net of tax	-	(121,025)	-	(121,025)	(121,025)

Total loss from discontinued operations	-	(127,340)	-	(362,152)	(477,482)

Loss before income taxes	(19,269)	(127,340)	(52,210)	(362,152)	(546,372)

Provision for income taxes	-	-	-	-	-

Net loss	$(19,269)	$(127,340)	$(52,210)	$(362,152)	$(546,372)

Basic and diluted loss per share:
Loss from continuing operations	$-	$-	$-	$-
Loss from discontinued operations	-	(0.03)	-	(0.07)
Net loss per common share, basic and diluted	$-	$(0.03)	$-	$(0.07)

Weighted average shares outstanding, basic and diluted	4,944,000	4,944,000	4,944,000	4,935,378

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
 FOR THE PERIOD FROM MARCH 28, 2007 (INCEPTION) to NOVEMBER 30, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	(Deficit)
	Shares	Amount	Capital	Stage	Equity

Common stock issued for patent and cash at $0.018 per share	3,100,000	$310	$55,860	$-	$56,170

Common stock sold for cash at $0.10 per share	100,000	10	9,990	-	10,000

Common stock issued for professional services at $0.01 per share	850,000	85	8,415	-	8,500

Common stock sold for cash at $0.20 per share	615,000	62	122,938	-	123,000

Common stock issued for professional services at $0.01 per share cancelled by the board of directors	(350,000)	(35)	(3,465)	-	(3,500)

Common stock issued in exchange for equity investment	600,000	60	179,940	-	180,000

Net loss	-	-	-	(115,330)	(115,330)

Balance, February 29, 2008	4,915,000	492	373,678	(115,330)	258,840

Common stock issued for professional services at $1.50 per share	25,000	2	37,498	-	37,500

Common stock sold for cash at $0.50 per share	4,000	-	2,000	-	2,000

Net loss	-	-	-	(378,832)	(378,832)

Balance, February 28, 2009	4,944,000	494	413,176	(494,162)	(80,492)

Net loss	-	-	-	(52,210)	(52,210)

Balance, November 30, 2009	4,944,000	$494	$413,176	$(546,372)	$(132,702)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	Nine Months	Nine Months	March 28, 2007
	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(52,210)	$(362,152)	$(546,372)
Adjustments to reconcile net loss to net cash used by operating activities:
Distribution of equity investments for services	-	30,000	180,000
Expenses paid by stockholder	20,347	-	45,132
Stock issued for professional services	-	7,500	42,500
Loss on disposition of assets from discontinued operations	-	121,025	121,025
Changes in operating assets and liabilities
Decrease in prepaid expenses	-	121,896	-
Decrease in deposit on equipment	-	5,000	-
Increase in accrued expenses	31,863	6,839	49,045

Net cash used by operating activities	-	(69,892)	(108,670)

Cash flows from investing activities:
Purchase of equipment under construction	-	(11,170)	(13,104)
Purchase of intangible assets	-	(6,953)	(14,853)

Net cash used by investing activities	-	(18,123)	(27,957)

Cash flows from financing activities:
Advances from (repayments to) officer, net	-	10,091	(3,083)
Advances from shareholder	-	4,510	4,510
Proceed from the sale of common stock	-	2,000	135,200

Net cash provided by financing activities	-	16,601	136,627

Net decrease in cash	-	(71,414)	-
Cash, beginning of period	-	71,414	-
Cash, end of period	$-	$-	$-

Non-Cash Financing Activities:

Transfer of assets in settlement of debt to officer	$-	$135,000	$135,000
Officer loan assigned to stockholder	-	-	49,100
Common stock issued for patent	-	-	55,970
Equipment under construction paid for by officer	-	-	171,081
Prepaid insurance paid by officer	-	-	1,896
Trademark application paid by officer	-	-	1,025
Distribution of equity investments for services	-	-	180,000
Common stock issued for equity investments	-	-	180,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
November 30, 2009
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

We are a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.

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

In June 2008 we established a Florida corporation as our wholly owned subsidiary, Solar-Technologies, Inc. (“Solar-Tech”). Prior to deciding to terminate all operations management had, as of September 16, 2008, assigned all of our assets and corresponding liabilities to Solar-Tech. This transaction was designed to make PVSO a holding company for energy related assets and simplify future operations and transactions. As part of its reexamination of the Company’s business prospects, management reversed this transfer in November of 2008 and dissolved the subsidiary.

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

As of November 30, 2009 we are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

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

Basis of Presentation
The accompanying interim condensed financial statements as of November 30, 2009 and for the three and nine month periods ended November 30, 2009 and 2008 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended February 29, 2009 as included in the Company’s 10-K for that year. The results of the nine months ended November 30, 2009 are not necessarily indicative of the results to be expected for the full year ending February 28, 2010.

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

Net Loss Per Share
The Company follows ASC Topic 260, "Earnings Per Share" in calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at November 30, 2009 or 2008.

Reclassifications
Certain reclassifications have been made to prior period data to conform to the current presentation. The reclassifications are primarily related to discontinued operations and had no impact on net income loss.

Fair value of financial instruments

In June 2009, we adopted new accounting guidance for our interim period ended August 30, 2009 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

Our short-term financial instruments, including accrued expenses and payables to stockholder, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value.

Recent Accounting Pronouncements

Effective September 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In April 2008, the FASB issued new accounting guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The Company adopted this new guidance on March 1, 2009.  The new guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of the new guidance did not have an impact on the Company’s financial statements.

In May 2008, the FASB issued new accounting guidance that requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  The Company adopted this new guidance on March 1, 2009. The adoption of the new guidance did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued new accounting guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. The new guidance also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement and also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. The new guidance is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of the new guidance on March 1, 2009 did not have a material impact on the Company’s financial statements.

On March 1, 2009, the Company adopted new accounting guidance which requires that all unvested share-based payment awards that contain non-forfeitable rights to dividends should be included in the basic earnings per share calculation. The adoption of the new guidance did not have an impact on the Company’s financial statements.

In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of fiscal 2010 had no impact on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the second quarter of fiscal 2010 and has evaluated subsequent events through the issuance date of these financial statements. The adoption of this guidance had no impact on the Company’s financial position, results of operations, or cash flows.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this guidance had no impact on the Company’s financial position, results of operations, or cash flows.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

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

NOTE 3 – DISCONTINUED OPERATIONS

As a result of our determination that the national and international economic decline has made it virtually impossible for Photovoltaic Solar Cells, Inc. to continue our planned corporate development, we have decided not to continue with our alternative energy business plan. As of January 7, 2009 we began pursuing an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. All prior operations have been presented as discontinued operations in accordance with ASC 205-20, “Discontinued Operations”.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended November 30, 2009 Waterford made certain payments on behalf of the Company aggregating $20,347. These advances are noninterest bearing. The total amount due to Waterford at November 30, 2009 is $86,657.

NOTE 5 – SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of filing, January 13, 2010.

 Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

We are a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, originally incorporated in the State of Nevada on March 28, 2007.  From inception until November of 2008, our business plan was to produce and market inexpensive solar cells.

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

Going Concern - The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

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

Results of Operations

Comparison of the Three Month Period Ended November 30, 2009 to the Three Month Period Ended November 30, 2008

As a result of the abandonment of our former business plan during November 2008, and the subsequent change in control and implementation of our new business plan in January 2009, a discussion of the changes in the results between the comparative periods are not meaningful.

Revenue

We have no revenue from continuing or discontinued operations for the three month periods ended November 30, 2009 and 2008.

General and Administrative Expenses

General and administrative expenses related to continuing operations were $19,269 for the three months ended November 30, 2009. Current period general and administrative expenses consist primarily of professional fees.

General and administrative expenses for the three months ended November 30, 2008, which are now reclassified as a part of discontinued operations, were $6,315.

During the three month period ended November 30, 2008 we recorded a loss on disposition of assets of discontinued operations of $121,025 with no comparable expense in the current three month period.

Comparison of the Nine Month Period Ended November 30, 2009 to the Nine Month Period Ended November 30, 2008

As a result of the abandonment of our former business plan during November 2008, and the subsequent change in control and implementation of our new business plan in January 2009, a discussion of the changes in the results between the comparative periods are not meaningful.

Revenue

We have no revenue from continuing or discontinued operations for the nine month periods ended November 30, 2009 and 2008.

General and Administrative Expenses

General and administrative expenses related to continuing operations were $52,210 for the nine months ended November 30, 2009. Current period general and administrative expenses consist primarily of professional fees.

General and administrative expenses for the nine months ended November 30, 2008, which are now reclassified as a part of discontinued operations, were $241,127

During the nine month period ended November 30, 2008 we recorded a loss on disposition of assets of discontinued operations of $121,025 with no comparable expense in the current nine month period.

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

Liquidity and Capital Resources

As of November 30, 2009 we had a working capital deficit of $132,702.  We have no cash on hand as of January 13, 2010. We currently are dependent on our majority stockholder to provide working capital advances. Accordingly, in the immediate future, management will need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144.

Recent Accounting Pronouncements

Effective September 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In April 2008, the FASB issued new accounting guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The Company adopted this new guidance on March 1, 2009.  The new guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of the new guidance did not have an impact on the Company’s financial statements.

In May 2008, the FASB issued new accounting guidance that requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  The Company adopted this new guidance on March 1, 2009. The adoption of the new guidance did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued new accounting guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. The new guidance also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement and also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. The new guidance is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of the new guidance on March 1, 2009 did not have a material impact on the Company’s financial statements.

On March 1, 2009, the Company adopted new accounting guidance which requires that all unvested share-based payment awards that contain non-forfeitable rights to dividends should be included in the basic earnings per share calculation. The adoption of the new guidance did not have an impact on the Company’s financial statements.

In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of fiscal 2010 had no impact on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the second quarter of fiscal 2010 and has evaluated subsequent events through the issuance date of these financial statements. The adoption of this guidance had no impact on the Company’s financial position, results of operations, or cash flows.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this guidance had no impact on the Company’s financial position, results of operations, or cash flows.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

PHOTOVOLTAIC SOLAR CELLS, INC.

Dated: January 13, 2010	By:	/S/ Harvey Judkowitz
Harvey Judkowitz, Chief Executive Officer and Principal Accounting Officer