Form 10-K/A
period 2009-02-28
Photovoltaic Solar Cells, Inc.
filed 2010-02-18
CIK 1404943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

In connection with our annual report on Form 10-K for the year ended February 28, 2009 that was filed with the Securities and Exchange Commission on May 29, 2009, we are filing this Amendment No. 1 to amend the following information:

1.	We have amended our discussion in Item 9A Controls and Procedures to identify the framework used by management to evaluate the effectiveness of our controls over financial reporting; and

2.
We have amended the principal executive officer and  principal financial officer certifications originally filed as Exhibits 31.1 and 31.2 to the Form 10-K, which inadvertently omitted certain language.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing that is amended by this Amendment No. 1 is restated in its entirety, and this Amendment No. 1 is accompanied by currently dated certifications on Exhibit 31.1, 31.2, 32.1 and 32.2.

Except as expressly set forth in this Amendment No. 1, we are not amending any other part of the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 1, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 1 shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Management Report on Internal Control Over Financial Reporting

The management of Photovoltaic Solar Cells, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal accounting officers to provide reasonable assurance to the Company’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as a guide. Based on this assessment, our management concluded that, as of February 28, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at that reasonable level of assurance.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOVOLTAIC SOLAR CELLS, INC.

Dated: February 17, 2010	By:	/S/ Harvey Judkowitz
Harvey Judkowitz Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Harvey Judkowitz	Chief Executive Officer and Principal Accounting Officer and	February 17, 2010
Harvey Judkowitz	Director (Principal executive officer and Principal financial and accounting officer)
/s/ Richard Friedman	Director	February 17, 2010

EXHIBITS LIST

Exhibit
Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith