Form 10-Q/A
period 2009-05-31
Photovoltaic Solar Cells, Inc.
filed 2010-02-18
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

COMMISSION FILE NUMBER: 000-52735

PHOTOVOLTAIC SOLAR CELLS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	20-8753132
(State or Other Jurisdiction	(IRS Employer
Incorporation or Organization)	Identification No.)

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

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q (“Form 10-Q/A”) for the quarter ended May 31, 2009 that was filed with the Securities and Exchange Commission on July 15, 2009 (“Form 10-Q”) in order to file amended principal executive officer and  principal financial officer certifications originally filed as Exhibits 31.1 and 31.2 to the Form 10-Q, which inadvertently omitted certain language referring to internal control over financial reporting.

Except as set forth above, no other changes have been made to the Form 10-Q, and the Form 10-Q/A does not amend, update or change any other items or disclosure found in the Form 10-Q.  Further, the Form 10-Q/A does not reflect events that occurred after the filing of the Form 10-Q.

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