Form 10-Q/A
period 2009-08-30
Photovoltaic Solar Cells, Inc.
filed 2010-02-18
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 30, 2009
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

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q (“Form 10-Q/A”) for the quarter ended August 30, 2009 that was filed with the Securities and Exchange Commission on October 14, 2009 (“Form 10-Q”) in order to file amended principal executive officer and principal financial officer certifications originally filed as Exhibits 31.1 and 31.2 to the Form 10-Q, which inadvertently omitted certain language referring to internal control over financial reporting.

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