Form 10-K/A
period 2009-02-28
Photovoltaic Solar Cells, Inc.
filed 2010-03-22
CIK 1404943

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

In connection with our annual report on Form 10-K for the year ended February 28, 2009 that was filed with the Securities and Exchange Commission on May 29, 2009 (“Original Filing”) and amended on February 18, 2010, we are filing this Amendment No. 2 to amend the following information:

1.	We have amended our discussion in Item 9A Controls and Procedures conform with Item 308T(a)(4) of Regulation S-K; and

2.
We have amended the principal executive officer and  principal financial officer certifications originally filed as Exhibits 31.1 and 31.2 to the Form 10-K, which inadvertently omitted certain language.

Notwithstanding the foregoing, we have not made any material changes to our financial information contained in the Original Filing, as amended.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing, as amended, that is further amended by this Amendment No. 2 is restated in its entirety, and this Amendment No. 2 is accompanied by currently dated certifications on Exhibit 31.1, 31.2, 32.1 and 32.2.

Except as expressly set forth in this Amendment No. 2, we are not amending any other part of the Original Filing.  This Amendment No. 2 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 2, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 2 shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our CEO and Chief Financial Officer (Principal Accounting Officer)), as of the end of the period covered by this report, our CEO and Principal Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are ineffective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as a guide. Based on this assessment, our management concluded that, as of February 28, 2009, our internal control over financial reporting were in ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  The reason for this conclusion was specifically based upon the fact that our prior filing contained incorrect language with regard to management’s assessment under the COSO standards.  This failure rendered our initial filing materially deficient and also rendered the Company not timely or current in its Exchange Act reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

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

PHOTOVOLTAIC SOLAR CELLS, INC.

Dated: March 19, 2010	By:	/S/ Harvey Judkowitz
Harvey Judkowitz Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Harvey Judkowitz	Chief Executive Officer and Principal Accounting Officer and Director	March 19, 2010
Harvey Judkowitz	(Principal executive officer and Principal financial and accounting officer)

/s/ Richard Friedman	Director	March 19, 2010

EXHIBITS LIST

Exhibit
Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith