Form 10-K/A
period 2009-02-28
Photovoltaic Solar Cells, Inc.
filed 2010-04-22
CIK 1404943

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

In connection with our annual report on Form 10-K for the year ended February 28, 2009 that was filed with the Securities and Exchange Commission on May 29, 2009 (“Original Filing”), amended on February 18, 2010, (“First Amendment”), and further amended on March 22, 2010 (“Second Amendment”) we are filing this Amendment No. 3 to amend the following information:

1.	We have amended our discussion in Item 9A Controls and Procedures conform with Item 308T(a)(4) of Regulation S-K and clarify that our controls and procedures were ineffective.

Notwithstanding the foregoing, we have not made any material changes to our financial information contained in the Original Filing, as amended.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing, as amended, that is further amended by this Amendment No. 3 is restated in its entirety, and this Amendment No. 3 is accompanied by currently dated certifications on Exhibit 31.1, 31.2, 32.1 and 32.2.

Except as expressly set forth in this Amendment No. 3, we are not amending any other part of the Original Filing.  This Amendment No. 3 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 3, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 3 should be read in conjunction with the Original Filing, our First Amendment and Second Amendment and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 3 shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

PHOTOVOLTAIC SOLAR CELLS, INC.

Dated: April 22, 2010	By:	/S/ Harvey Judkowitz
Harvey Judkowitz
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Harvey Judkowitz	Chief Executive Officer and Principal Accounting Officer and Director	April 22, 2010
Harvey Judkowitz	(Principal executive officer and Principal financial and accounting officer)
/s/ Richard Friedman	Director	April 22, 2010

EXHIBITS LIST

Exhibit
Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith