Form 10-K
period 2010-02-28
Photovoltaic Solar Cells, Inc.
filed 2010-06-14
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010.
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
Common stock, par value $0.0001 per share

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
(Do not check if a smaller reporting company)

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

The number of shares outstanding of Registrant’s common stock, $0.0001 par value at June 4, 2010 was 4,944,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

PHOTOVOLTAIC SOLAR CELLS, INC

FORM 10-K

FOR THE YEAR ENDED FEBRUARY 28, 2010

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements”. All statements included in this Annual Report, including those related to our cash, liquidity, resources and our anticipated cash expenditures, as well as any statements other than statements of historical fact, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives are forward-looking statements.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue”  and other similar expressions, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements.

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

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Exchange Act of 1934, as amended, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company intends to comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, for so long as we are subject to those requirements.

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

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports.  These materials are available on the SEC’s web site, http://www.sec.gov . You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Alternatively, you may obtain copies of these filings, including exhibits, by writing or telephoning us at: c/o Sichenzia Ross Friedman Ference, LLP, 61 Broadway, 32 Floor, New York, NY 10006, (212) 930-9700.

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

Our executive offices are located at the offices of our law firm, Sichenzia Ross Friedman Ference, LLP located at 61 Broadway, 32 Fl New York, NY 10006.  We do not pay any rent for the use of the facilities and our use of the facilities is minimal.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is sporadically traded on the Over-the-Counter Bulletin Board under the symbol “PVSO”.  As a result of our sporadic trading, lack of liquidity and limited public float, we have determined that no established public trading market for a class of common exists.

Holders

As of June 4, 2010 our common stock was held by approximately 37 record holders. Notwithstanding, we believe our actual number of shareholders may be significantly higher as 152,220 shares are currently being held in street name.

Dividends

We have not paid any cash dividends to date, and we have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities.

We have  not issued any securities during our 2010 fiscal year  that were not registered under the Securities Act of 1933.

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

Comparison of the Year Ended February 28, 2010 to the Year Ended February 28, 2009

As a result of the abandonment of our former business plan during November 2008, and the subsequent change in control and implementation of our new business plan in January 2009, a discussion of the changes in the results between the comparative periods are not meaningful.

Revenue

We have no revenue from continuing or discontinued operations for the years ended February 28, 2010 or 2009.

General and Administrative Expenses

General and administrative expenses related to continuing operations were $93,246 for the year ended February 28, 2010. Current period general and administrative expenses consist primarily of professional fees and due diligence expense related to potential acquisitions.

General and administrative expenses related to continuing operations were $16,680 for the year ended February 28, 2009, consisting primarily of professional fees incurred subsequent to the abandonment of our former business plan during November 2008.

General and administrative expenses for the period prior to the abandonment of our former business plan during November 2008, which are now reclassified as a part of discontinued operations, were $241,127

During the year ended February 28, 2009 we recorded a loss on disposition of assets of discontinued operations of $121,025 with no comparable expense in the current fiscal year.

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

Liquidity and Capital Resources

We have no cash on hand as of June 4, 2010. We currently are dependent on our majority stockholder to provide working capital advances. Accordingly, in the immediate future, management will need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value , which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this guidance had no impact on the Company’s financial position, results of operations, or cash flows.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

Off Balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Photovoltaic Solar Cells, Inc.

We have audited the accompanying balance sheet of Photovoltaic Solar Cells, Inc. (the “Company”) (a development stage company) as of February 28, 2010 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended February 28, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Photovoltaic Solar Cells, Inc.  as of February 28, 2010, and the results of its operations and its cash flows for the year ended February 28, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the accompanying financial statements, the Company is a development stage company and has not commenced its planned principal operations, has suffered recurring losses since inception and is experiencing difficulty in generating sufficient cash flow to sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York	/s/ RBSM LLP
June 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Photovoltaic Solar Cells, Inc.

We have audited the accompanying balance sheet of Photovoltaic Solar Cells, Inc. (“the Company”) (a development stage company) as of  February  28,  2009 and  the  related  statements  of operations, changes in stockholders' (deficit) equity, and cash  flows  for the  year ended February 28, 2009 and for the cumulative period from March 28, 2007 (inception) to February 28, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Photovoltaic Solar Cells, Inc. (a development stage company) as of February 28, 2009 and the results of its operations and its cash flows for the year ended February 28, 2009 and for the cumulative period from March 28, 2007 (inception) to February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mallah Furman
Ft. Lauderdale, Florida
May 29, 2009

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
BALANCE SHEETS

	February 28,
	2010	2009

Assets

Current assets:
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit

Current liabilities:

Accrued expenses	$68,799	$14,182
Due to stockholder	104,939	66,310

Total current liabilities	173,738	80,492

Stockholders' deficit

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.0001 per share; 50,000,000 shares authorized, 4,944,000 shares issued and outstanding, respectively	494	494
Additional paid-in capital	413,176	413,176
Deficit accumulated during the development stage	(587,408)	(494,162)

Total stockholders' deficit	(173,738)	(80,492)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period from
			March 28, 2007
			(Inception) to
	Years Ended February 28,		February 28,
	2010	2009	2010

Revenue	$-	$-	$-

Expenses:

General and administrative expenses	93,246	16,680	109,926

Total expense	93,246	16,680	109,926

Loss from continuing operations	(93,246)	(16,680)	(109,926)

Loss from discontinued operations, net of tax	-	(241,127)	(356,457)
Loss on disposition of assets of discontinued operations, net of tax	-	(121,025)	(121,025)

Total loss from discontinued operations	-	(362,152)	(477,482)

Loss before income taxes	(93,246)	(378,832)	(587,408)

Provision for income taxes	-	-	-

Net loss	$(93,246)	$(378,832)	$(587,408)

Basic and diluted loss per share:
Loss from continuing operations	$(0.02)	$-
Loss from discontinued operations	-	(0.08)
Net loss per common share, basic and diluted	$(0.02)	$(0.08)

Weighted average shares outstanding, basic and diluted	4,944,000	4,937,504

The accompanying notes are an integral part of these financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
MARCH 28, 2007 (INCEPTION) to FEBRUARY 28, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficiency

Common stock issued for patent and cash at $0.018 per share	3,100,000	$310	$55,860	$-	$56,170

Common stock sold for cash at $0.10 per share	100,000	10	9,990	-	10,000

Common stock issued for professional services at $0.01 per share	850,000	85	8,415	-	8,500

Common stock sold for cash at $0.20 per share	615,000	62	122,938	-	123,000

Common stock issued for professional services at $0.01 per share cancelled by the board of directors	(350,000)	(35)	(3,465)	-	(3,500)

Common stock issued in exchange for equity investment	600,000	60	179,940	-	180,000

Net loss	-	-	-	(115,330)	(115,330)

Balance, February 29, 2008	4,915,000	492	373,678	(115,330)	258,840

Common stock issued for professional services at $1.50 per share	25,000	2	37,498	-	37,500

Common stock sold for cash at $0.50 per share	4,000	-	2,000	-	2,000

Net loss	-	-	-	(378,832)	(378,832)

Balance, February 28, 2009	4,944,000	494	413,176	(494,162)	(80,492)

Net loss	-	-	-	(93,246)	(93,246)

Balance, February 28, 2010	4,944,000	$494	$413,176	$(587,408)	$(173,738)

The accompanying notes are an integral part of these financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			March 28, 2007
			(Inception) to
	Years Ended February 28,		February 28,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(93,246)	$(378,832)	$(587,408)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of equity investments for services	-	-	180,000
Expenses paid by stockholder/officer	38,629	12,700	66,414
Stock issued for professional services	-	37,500	42,500
Loss on disposition of assets	-	121,025	121,025
Changes in operating assets and liabilities
Decrease (increase) in prepaid services	-	120,000	-
Decrease (increase) in prepaid insurance	-	1,896	-
Decrease (increase) in deposit on equipment	-	5,000	-
Increase in accrued expenses	54,617	10,889	68,799

Net cash used by operating activities	-	(69,822)	(108,670)

Cash flows from investing activities:
Purchase of equipment under construction	-	(11,170)	(13,104)
Purchase of intangible assets	-	(6,953)	(14,853)

Net cash used by investing activities	-	(18,123)	(27,957)

Cash flows from financing activities:
Advances from/(repayment to) officer, net	-	10,021	(3,083)
Advances from shareholder	-	4,510	4,510
Proceed from the sale of common stock	-	2,000	135,200

Net cash provided by financing activities	-	16,531	136,627

Net (decrease) increase in cash	-	(71,414)	-
Cash, beginning of period	-	71,414	-
Cash, end of period	$-	$-	$-

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:

Transfer of assets in settlement of debt to officer	$-	$135,000	$135,000
Officer loan assigned to stockholder	-	49,100	49,100
Common stock issued for patent	-	-	55,970
Equipment under construction paid for by officer	-	-	171,081
Prepaid insurance paid by officer	-	-	1,896
Trademark application paid by officer	-	-	1,025
Issuance of equity investments for services	-	-	180,000
Common stock issued for equity investments	-	-	180,000

The accompanying notes are an integral part of these financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009

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

As of February 28, 2010 we are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Going Concern
The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We currently have no revenue source and are incurring losses. These factors raise substantial doubt about our ability to continue as a going concern.

We will pursue an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance revenues and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing. However, there can be no assurance that we will be able to successfully complete an equity or debt financing to implement our acquisition strategy.

Cash Equivalents
For purposes of balance sheet classification and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and any certificates of deposit that do not contain material early withdrawal penalties to be cash equivalents.

Research and Development Costs
All research and development costs were charged to the statements of operations as incurred. These expenses related to the salary of our former president and former director, Mr. Lawrence Curtin, in developing the patented process and the production line. For the year ended February 28, 2009 these amounts totaled $22,495 and are included in discontinued operations. We had no research and development costs during the year ended February 28, 2010.

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

Net Loss Per Share
The Company follows ASC Topic 260, "Earnings Per Share" in calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at February 28, 2010 or 2009.

Fair Value of Financial Instruments
Our short-term financial instruments, including accrued expenses and payables to stockholder, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value.

Income Taxes
We utilize ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value , which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this guidance had no impact on the Company’s financial position, results of operations, or cash flows.

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

Disposition of Equipment under Construction
The equipment under construction was stated at cost and consisted primarily of payments associated with building the production line required to create the intended solar cell product.  The equipment was not depreciated as it was never completed or put into use. The equipment under construction was estimated by management to have a value of $95,000 and was transferred to Mr. Curtin in November 2008 as settlement of monies due to him as a result of cash advances he had made on behalf of the Company since its inception. The Company realized a loss on the transfer of the equipment in the amount of $89,177 during the year ended February 28, 2009.

Disposition of Intangible Assets
The Company’s intellectual property, i.e., Patents and Patent Applications, were transferred in November 2008 to Lawrence F. Curtin, in partial payment of monies due and owing to him as a result of cash advances he had made on behalf of the Company since its inception. These assets were estimated by management to have a value of $40,000, and that dollar amount was deducted from the amount then due and owing to him, leaving a balance remaining due and owing of $49,100. The Company reported a loss on the transfer of these patents and other property in the amount of $31,848 during the year ended February 28, 2009.

NOTE 3 - STOCKHOLDERS’ DEFICIT

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended February 28, 2010 Waterford made certain payments on behalf of the Company aggregating $38,629. These advances are noninterest bearing. The total amount due to Waterford at February 28, 2010 is $104,939. During January and February 2009 Waterford made payments on behalf of the Company aggregating $17,210.

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

For the period March 1 through November 30, 2008 the Company paid $2,000 per month to the Company’s former President for the use of his office and production facilities in Ft. Pierce, Florida, for an aggregate of $18,000.

NOTE 6 – INCOME TAXES

We utilize ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Net operating losses for tax purposes of approximately $587,000 at February 28, 2010 are available for carryover, subject to Internal Revenue Code Section 382 change of control limitations. The net operating losses will expire from 2028 through 2030. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $35,000 and $145,000 during the years ended February 28, 2010 and 2009, respectively. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended February 28, 2010 and 2009 follows.

Significant components of deferred tax assets and liabilities are as follows:

	2010	2009

Deferred tax assets:
Net operating loss carryforward	$223,000	$188,000
Valuation allowance	(223,000)	(188,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	(34)%	(34)%
State income taxes, net of federal taxes	(4)%	(4)%
Valuation allowance	38%	38%

Effective income tax rate	0%	0%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as a guide. Based on this assessment, our management concluded that, as of February 28, 2010, our internal control over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth our current directors and information concerning their ages and background. All directors hold office until the next annual meeting of stockholders and until their respective successors are elected, except in the case of death, resignation or removal:

Name	Principal Occupation	Age	Director Since
Harvey Judkowitz	Certified Public Accountant	65	4/07

Richard Friedman	Attorney	47	1/09

Harvey Judkowitz, Director: Harvey Judkowitz, is a Certified Public Accountant licensed in both New York and Florida. From 1988 to date, Mr. Judkowitz has conducted his own CPA practice.  Mr. Judkowitz was the Chairman of the Board and CEO of UniPro Financial Services, Inc. (UPRO) from June, 2003 until the Company was sold in September, 2005. He currently serves on the Board of Directors and is chairman of the audit committees for the following publicly traded companies: The Singing Machine, Inc. (SMDM), Phoenix Biopharm, Inc. (PXBM) and Photovoltaic Solar Cells, Inc. (PVSO). He was a Director of PVSO from inception until November 5, 2008 and from January 15, 2009 until present. During the past five years, Mr. Judkowitz was also a member of two publicly traded companies: Cavit Sciences, Inc. (CVIT) through March 10, 2007 and Hard to Treat Diseases, Inc. (HTDS) through December 31, 2008. Mr. Judkowitz graduated from Pace University in 1967 with a BBA in Accounting. Over the past 25 years, Mr. Judkowitz has been a consultant to assist several companies in going public and arrange short term financing until the public money could be raised.

Richard Friedman, Director Mr. Friedman has served as a Director of the Company since January, 2009.  Since May 1998, Mr. Friedman has been the managing partner of Sichenzia Ross Friedman Ference, a New York City based law firm that provides representation in all matters involving the securities industry, as well as in all general corporate and litigation matters. Since October 30, 2006, Mr. Friedman has been the Secretary and a Director of Mondo Acquisition I, Inc., a blank check company. Mr. Friedman received his Juris Doctor degree from Hofstra University School of Law in 1987 and his Bachelor of Arts Degree in Economics from the State University of New York at Binghamton (Harpur College) in 1984.

Executive Officers and Significant Employees

The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
Harvey Judkowitz	Chief Executive Officer and Chief Financial Officer	65	1/09

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

Board Leadership Structure

The Board does not have a policy on whether the same person should serve as both the chief executive officer and chairman of the board or, if the roles are separate, whether the chairman should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for our company and business at that time.   The Board believes that its current leadership structure, with Mr. Judkowitz serving as both chief executive officer and board chairman, is appropriate given Mr. Judkowitz’s past experience serving in these roles, the efficiencies of having the chief executive officer also serve in the role of chairman, and our limited number of employees.  Our board is however comprised of a majority of independent members, all of who serve on our standing committees.

Our risk management program is overseen by our Chief Executive Officer. Material risks are identified and prioritized by management, and each prioritized risk is referred to a Board Committee or the full Board for oversight. For example, strategic risks are referred to the full Board while financial risks are referred to the audit Committee. The Board regularly reviews information regarding our liquidity and operations, as well as the risks associated with each.  Also, the Compensation Committee periodically reviews the most important risks to our business to ensure that compensation programs do not encourage excessive risk-taking and promote our goals and objectives.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation

The following table sets forth information for our two most recently completed fiscal years concerning the compensation of (i) the Principal Executive Officer and (ii) all other executive officers of Photovoltaic Solar Cells, Inc. who earned over $100,000 in salary and bonus during the two most recently completed fiscal years ended February 28, 2010 (together the “Named Executive Officers”).  No other employees earned a salary over $100,000 in the two most recently completed fiscal years.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Award ($) (f)(2)	Nonequity Incentive Plan compensation ($) (g)	Non-qualified deferred compensation earning ($) (h)	All other Compensation ($) (i)(1)	Total ($) (j)

Harvey Judkowitz	2010(1)	5,000	-	-	-	-	-		5,000
Principal Executive Officer	2009(2)	3,000	-	-	-	-	-	-	3,000

Lawrence Curtin	2010	-	-	-	-	-	-	-	-
Principal Executive Officer	2009	16,488	-	-	-	-	-	-	16,488

(1) We have accrued for GAAP reporting purposes an annual salary of $5,000 to Mr. Judkowitz
(2) Mr. Judkowitz was appointed as Principal Executive Officer on January 7, 2009. The amounts reported were paid during his service as treasurer

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

Information regarding shares authorized for issuance under equity compensation plans approved and not approved by stockholders required by this Item is incorporated by reference from Item 5 of this Annual Report from the section entitled “Equity Compensation Plan Information.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 4, 2010, information regarding beneficial ownership of our capital stock by:

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

	Common Stock
Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities(2)	Total	Percent of Class(2)
Directors and named executive officers
Harvey Judkowitz	100,000	—	100,000	2.02%
Beneficial Owners of 5% or more
Waterford Capital Acquisition Co. IX, LLC	4,100,000	—	4,100,000	82.93%
Perkins Capital Management, Inc. (3)	550,000	—	550,000	11.12%

*	Less than one percent.

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

Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant. There are 4,944,000 shares of common stock issued and outstanding as of June 4, 2010.

(3)	The address for this reporting person is 730 Lake St. E., Wayzata, MN 55391

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Between January 7, 2009 and the date of this report, we have borrowed $55,839 from our majority shareholder, Waterford.  The loan is a demand obligation that can be called by Waterford.  We anticipate the loan will be converted into shares of common stock.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2010 and 2009 fiscal years:

Type of Fees	2010	2009

Audit Fees	19,000	24,000

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

Total Fees	19,000	24,000

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by RBSM, LLP and Mallah Furman and has determined that the provision of such services to us during fiscal 2010 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. RBSM, LLP and Mallah Furman did not provide us with any services, other than those listed above.

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

PHOTOVOLTAIC SOLAR CELLS, INC.

Dated: June 14, 2010	By:	/S/ Harvey Judkowitz
Harvey Judkowitz Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Harvey Judkowitz	Chief Executive Officer and Principal Accounting Officer and Director	June 14, 2010
Harvey Judkowitz	(Principal executive officer and Principal financial and accounting officer)
/s/ Richard Friedman	Director	June 14, 2010

EXHIBITS LIST

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Certificate Of Restated Articles Of Incorporation Of Photovoltaic Solar Cells, INC.		SB-2	3.01	333-144377	07/06/2007

3.02(ii)	Bylaws		SB-2	3.02	333-144377	07/06/2007

4.01	Specimen Common Stock Certificate		SB-2	4.01	333-144377	07/06/2007

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.