Form 10-Q
period 2010-05-31
Photovoltaic Solar Cells, Inc.
filed 2010-07-13
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2010
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of July 12, 2010 the issuer had 4,944,000 shares of common stock, par value $.0001 per share, outstanding.

PHOTOVOLTAIC SOLAR CELLS, INC.

FORM 10-Q

For the quarterly period ended May 31, 2010

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

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the three month period ended May 31, 2010 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending February 28, 2011. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the SEC.

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	May 31,	February 28,
	2010	2010
	(Unaudited)
Assets

Current assets:
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit

Current liabilities:

Accrued expenses	$80,308	$68,799
Due to stockholder	127,709	104,939

Total current liabilities	208,017	173,738

Stockholders' deficit

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.0001 per share; 50,000,000 shares authorized, 4,944,000 shares issued and outstanding	494	494
Additional paid-in capital	413,176	413,176
Deficit accumulated during the development stage	(621,687)	(587,408)

Total stockholders' deficit	(208,017)	(173,738)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
	Three Months	Three Months	March 28, 2007
	Ended	Ended	(Inception) to
	May 31,	May 31,	May 31,
	2010	2009	2010

Revenue	$-	$-	$-

Expenses:

General and administrative expenses	34,279	14,729	144,205

Total expense	34,279	14,729	144,205

Loss from continuing operations	(34,279)	(14,729)	(144,205)

Loss from discontinued operations, net of tax	-	-	(356,457)
Loss on disposition of assets of discontinued operations, net of tax	-	-	(121,025)

Total loss from discontinued operations	-	-	(477,482)

Loss before income taxes	(34,279)	(14,729)	(621,687)

Provision for income taxes	-	-	-

Net loss	$(34,279)	$(14,729)	$(621,687)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	4,944,000	4,944,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
 MARCH 28, 2007 (INCEPTION) to MAY 31, 2010
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficiency

Common stock issued for patent and cash at $0.018 per share	3,100,000	$310	$55,860	$-	$56,170

Common stock sold for cash at $0.10 per share	100,000	10	9,990	-	10,000

Common stock issued for professional services at $0.01 per share	850,000	85	8,415	-	8,500

Common stock sold for cash at $0.20 per share	615,000	62	122,938	-	123,000

Common stock issued for professional services at $0.01 per share cancelled by the board of directors	(350,000)	(35)	(3,465)	-	(3,500)

Common stock issued in exchange for equity investment	600,000	60	179,940	-	180,000

Net loss	-	-	-	(115,330)	(115,330)

Balance, February 29, 2008	4,915,000	492	373,678	(115,330)	258,840

Common stock issued for professional services at $1.50 per share	25,000	2	37,498	-	37,500

Common stock sold for cash at $0.50 per share	4,000	-	2,000	-	2,000

Net loss	-	-	-	(378,832)	(378,832)

Balance, February 28, 2009	4,944,000	494	413,176	(494,162)	(80,492)

Net loss	-	-	-	(93,246)	(93,246)

Balance, February 28, 2010	4,944,000	494	413,176	(587,408)	(173,738)

Net loss	-	-	-	(34,279)	(34,279)

Balance, May 31, 2010	4,944,000	$494	$413,176	$(621,687)	$(208,017)
The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	Three Months	Three Months	March 28, 2007
	Ended	Ended	(Inception) to
	May 31,	May 31,	May 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(34,279)	$(14,729)	$(621,687)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of equity investments for services	-	-	180,000
Expenses paid by stockholder/officer	22,770	7,500	89,184
Stock issued for professional services	-	-	42,500
Loss on disposition of assets	-	-	121,025
Changes in operating assets and liabilities
Increase in accrued expenses	11,509	7,229	80,308

Net cash used by operating activities	-	-	(108,670)

Cash flows from investing activities:
Purchase of equipment under construction	-	-	(13,104)
Purchase of intangible assets	-	-	(14,853)

Net cash used by investing activities	-	-	(27,957)

Cash flows from financing activities:
Advances from/(repayment to) officer, net	-	-	(3,083)
Advances from shareholder	-	-	4,510
Proceed from the sale of common stock	-	-	135,200

Net cash provided by financing activities	-	-	136,627

Net (decrease) increase in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:

Transfer of assets in settlement of debt to officer	$-	$-	$135,000
Officer loan assigned to stockholder	-	-	49,100
Common stock issued for patent	-	-	55,970
Equipment under construction paid for by officer	-	-	171,081
Prepaid insurance paid by officer	-	-	1,896
Trademark application paid by officer	-	-	1,025
Issuance of equity investments for services	-	-	180,000
Common stock issued for equity investments	-	-	180,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2010
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

As of May 31, 2010 we are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

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

Basis of Presentation
The accompanying interim condensed financial statements as of May 31, 2010 and for the three month periods ended May 31, 2010 and 2009 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended February 28, 2010 as included in the Company’s 10-K for that year. The results of the three months ended May 31, 2010 are not necessarily indicative of the results to be expected for the full year ending February 28, 2011.

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

Net Loss Per Share
The Company follows ASC Topic 260, "Earnings Per Share" in calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at May 31, 2010 or 2009.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

NOTE 2 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 50,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three month periods ended May 31, 2010 and 2009 our majority shareholder Waterford Capital Acquisition Co. IX, LLC (“Waterford”) made certain net payments on behalf of the Company aggregating $22,770 and $7,500, respectively. These advances are noninterest bearing. The total amount due to Waterford at May 31, 2010 is $127,709.

NOTE 4 – SETTLEMENT AGREEMENT

The Company had entered into a nonbinding letter of intent with regard to the reverse acquisition of PVSO by Jinpeng Poly Chem, Inc. (“Jinpeng”). During May, 2010 we reached a settlement agreement with Jinpeng whereby the letter of intent was terminated. Pursuant to the settlement agreement, Jinpeng made a cash payment of $20,000 representing partial reimbursement of expenses incurred by us. This payment was received by Waterford, which had paid the expenses on our behalf. Jinpeng also issued us 16,000 shares of its common stock. We have assigned no value to these common shares as Jinpeng is a privately held company with no current market for its shares. The Jinpeng common shares have no readily ascertainable fair value.

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

Results of Operations

Comparison of the Three Month Period Ended May 31, 2010 to the Three Month Period Ended May 31, 2009

Revenue

We have no revenue from operations for the three month periods ended May 31, 2010 and 2009.

General and Administrative Expenses

General and administrative expenses $34,279 and $14,729 for the three months ended May 31, 2010 and 2009, respectively. General and administrative expenses consist primarily of professional fees and due diligence expense related to potential acquisitions. The increase in general and administrative expenses of $19,550, or 133%, results primarily from due diligence expense of $16,505 incurred in 2010, with no comparable expense in 2009.

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

Liquidity and Capital Resources

As of May 31, 2010 we had a working capital deficit of $208,017.  We have no cash on hand as of June 30, 2010. We currently are dependent on our majority stockholder to provide working capital advances. Accordingly, in the immediate future, management will need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

Item 4.  Reserved

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

PHOTOVOLTAIC SOLAR CELLS, INC.

Dated: July 13, 2010	By:	/S/ Harvey Judkowitz
Harvey Judkowitz, Chief Executive Officer and Principal Accounting Officer