Form 10-K
period 2011-02-28
Photovoltaic Solar Cells, Inc.
filed 2011-05-25
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011 .
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

The number of shares outstanding of Registrant’s common stock, $0.0001 par value at May 13, 2011 was 494,405.

DOCUMENTS INCORPORATED BY REFERENCE

None

PHOTOVOLTAIC SOLAR CELLS, INC

FORM 10-K

FOR THE YEAR ENDED FEBRUARY 28, 2011

PART I

We urge you to read this entire Annual Report on Form 10-K, including the” Risk Factors” section and the financial statements and related notes included herein.  As used in this Annual Report, unless context otherwise requires, the words “we”, “us”, “our”, “the Company”, “Photovoltaic” and “Registrant” refer to Photovoltaic Solar Cells, Inc.  Also, any reference to “common shares”, “Common Stock”, “common stock” or “Common Shares” refers to our $.0001 par value common stock.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, except as may be required under applicable securities laws.

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

On January 7, 2009, we entered into a stock purchase agreement and indemnification agreement with our controlling shareholders and Waterford Capital Acquisition Co. IX, LLC (“Waterford”).  Pursuant to the agreements, Waterford purchased an aggregate of 410,000 previously issued and outstanding shares of our common stock, comprising approximately 83% of our issuance and outstanding capital stock, from the control shareholders.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of February 28, 2011 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm issued a report that is included in this annual report includes an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is an issue raised as a result of us having no revenue source as we are a development stage company, we have incurred recurring losses since inception and ultimately we are dependent on our ability to obtain additional equity or debt financing to acquire businesses with a history of operating revenues in markets that provide room for growth.  Our continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurance that we will be able to successfully complete an equity or debt financing to implement our acquisition strategy.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our executive offices are located at the offices of our law firm, Sichenzia Ross Friedman Ference, LLP located at 61 Broadway, 32 Floor, New York, NY 10006.  We do not pay any rent for the use of the facilities and our use of the facilities is minimal.

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

Market Information

Our Common Stock is sporadically traded on the Over-the-Counter Bulletin Board under the symbol “PVSO”.  As a result of our sporadic trading, lack of liquidity and limited public float, we have determined that no established public trading market for a class of common equity exists.

Holders

As of May 13, 2011 our common stock was held by approximately 38 record holders. Notwithstanding, we believe our actual number of shareholders may be significantly higher as 16,151 shares are currently being held in street name.

Dividends

We have not paid any cash dividends to date, and we have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities.

We have not issued any securities during our 2011 fiscal year that were not registered under the Securities Act of 1933.

Equity Compensation Plan Information.

We have no equity compensation plan.

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

Comparison of the Year Ended February 28, 2011 to the Year Ended February 28, 2010

As a result of the abandonment of our former business plan during November 2008, and the subsequent change in control and implementation of our new business plan in January 2009, a discussion of the changes in the results between the comparative periods are not meaningful.

Revenue

We have no revenue from continuing or discontinued operations for the years ended February 28, 2011 or 2010.

General and Administrative Expenses

General and administrative expenses related to continuing operations were $101,536 and $93,246 for the years ended February 28, 2011 and 2010, respectively. General and administrative expenses consist primarily of professional fees and due diligence expense related to potential acquisitions.

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

Liquidity and Capital Resources

We have no cash on hand as of May 13, 2011. We currently are dependent on our majority stockholder to provide working capital advances. Accordingly, in the immediate future, management will need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

We have audited the accompanying balance sheets of Photovoltaic Solar Cells, Inc. (the “Company”), a development stage company, as of February 28, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended February 28, 2011 and the period from March 28, 2007 (date of inception) through February 28, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Photovoltaic Solar Cells, Inc.  as of February 28, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2011 and the period from March 28, 2007 (date of inception) through February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York
May 25, 2011

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
BALANCE SHEETS

	February 28,
	2011	2010

Assets

Current assets:
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit

Current liabilities:

Accounts payable and accrued expenses	$130,184	$68,799
Due to stockholder	145,090	104,939

Total current liabilities	275,274	173,738

Stockholders' deficit

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.0001 per share; 50,000,000 shares authorized, 494,405 shares issued and outstanding as of February 28, 2011 and 2010, respectively	49	49
Additional paid-in capital	413,621	413,621
Deficit accumulated during the development stage	(688,944)	(587,408)

Total stockholders' deficit	(275,274)	(173,738)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period from
			March 28, 2007
			(Inception) to
	Years Ended February 28,		February 28,
	2011	2010	2011

Revenue	$-	$-	$-

Expenses:

General and administrative expenses	101,536	93,246	211,462

Total expense	101,536	93,246	211,462

Loss from continuing operations	(101,536)	(93,246)	(211,462)

Loss from discontinued operations, net of tax	-	-	(356,457)
Loss on disposition of assets of discontinued operations, net of tax	-	-	(121,025)

Total loss from discontinued operations	-	-	(477,482)

Loss before income taxes	(101,536)	(93,246)	(688,944)

Provision for income taxes	-	-	-

Net loss	$(101,536)	$(93,246)	$(688,944)

Net loss per common share, basic and diluted	$(0.21)	$(0.19)

Weighted average shares outstanding, basic and diluted	494,405	494,405

The accompanying notes are an integral part of these financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT MARCH 28, 2007 (INCEPTION) to FEBRUARY 28, 2011

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Common stock issued for patent and cash at $0.18 per share	310,005	$31	$56,139	$-	$56,170

Common stock sold for cash at $1.00 per share	10,000	1	9,999	-	10,000

Common stock issued for professional services at $0.10 per share	85,000	9	8,491	-	8,500

Common stock sold for cash at $2.00 per share	61,500	6	122,994	-	123,000

Common stock issued for professional services at $0.10 per share cancelled by the board of directors	(35,000)	(4)	(3,496)	-	(3,500)

Common stock issued in exchange for equity investment	60,000	6	179,994	-	180,000

Net loss	-	-	-	(115,330)	(115,330)

Balance, February 29, 2008	491,505	49	374,121	(115,330)	258,840

Common stock issued for professional services at $15.00 per share	2,500	-	37,500	-	37,500

Common stock sold for cash at $5.00 per share	400	-	2,000	-	2,000

Net loss	-	-	-	(378,832)	(378,832)

Balance, February 28, 2009	494,405	49	413,621	(494,162)	(80,492)

Net loss	-	-	-	(93,246)	(93,246)

Balance, February 28, 2010	494,405	49	413,621	(587,408)	(173,738)

Net loss	-	-	-	(101,536)	(101,536)

Balance, February 28, 2011	494,405	$49	$413,621	$(688,944)	$(275,274)

The accompanying notes are an integral part of these financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			March 28, 2007
			(Inception) to
	Years Ended February 28,		February 28,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(101,536)	$(93,246)	$(688,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of equity investments for services	-	-	180,000
Expenses paid by stockholder/officer	40,151	38,629	103,565
Stock issued for professional services	-	-	42,500
Loss on disposition of assets	-	-	121,025
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	61,385	54,617	133,184

Net cash used in operating activities	-	-	(108,670)

Cash flows from investing activities:
Purchase of equipment under construction	-	-	(13,104)
Purchase of intangible assets	-	-	(14,853)

Net cash used in investing activities	-	-	(27,957)

Cash flows from financing activities:
Repayment to officer, net	-	-	(3,083)
Advances from shareholder	-	-	4,510
Proceed from the sale of common stock	-	-	135,200

Net cash provided by financing activities	-	-	136,627

Net decrease in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:

Transfer of assets in settlement of debt to officer	$-	$-	$135,000
Officer loan assigned to stockholder	-	-	49,100
Common stock issued for patent	-	-	55,970
Equipment under construction paid for by officer	-	-	171,081
Prepaid insurance paid by officer	-	-	1,896
Trademark application paid by officer	-	-	1,025
Issuance of equity investments for services	-	-	180,000
Common stock issued for equity investments	-	-	180,000

The accompanying notes are an integral part of these financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011 and 2010

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

Pursuant to the Agreements, Waterford purchased an aggregate of 410,000 previously issued and outstanding shares of our common stock, comprising approximately 83% of the issued and outstanding capital stock of the Company, for the aggregate purchase price of $275,510 (which included the assumption of certain unpaid company expenses and liabilities). As a result of the sale, a former officer and director resigned and our current officer and director was appointed.

As of February 28, 2011 we are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

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

Net Loss Per Share
The Company follows ASC Topic 260, "Earnings Per Share" in calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at February 28, 2011 or 2010.

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

The 1 for 10 reverse split became effective January 20, 2011. The amendment to the Articles of Incorporation was effective on May 25, 2011.

All share and per share amounts have been retroactively restated to reflect the reverse split.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the years ended February 28, 2011 and 2010 our majority shareholder, Waterford, made certain net payments on behalf of the Company aggregating $40,151 and $38,629, respectively. These advances are noninterest bearing. The total amount due to Waterford at February 28, 2011 is $145,090.

NOTE 5 – SETTLEMENT AGREEMENT

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

Net operating losses for tax purposes of approximately $689,000 at February 28, 2011 are available for carryover, subject to Internal Revenue Code Section 382 change of control limitations. The net operating losses will expire from 2028 through 2031. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $39,000 and $35,000 during the years ended February 28, 2011 and 2010, respectively. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended February 28, 2011 and 2010 follows.

Significant components of deferred tax assets and liabilities are as follows:

	2011	2010

Deferred tax assets:
Net operating loss carryforward	$262,000	$223,000
Valuation allowance	(262,000)	(223,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	(34)%	(34)%
State income taxes, net of federal taxes	(4)%	(4)%
Valuation allowance	38%	38%

Effective income tax rate	0%	0%

NOTE 7 – SUBSEQUENT EVENTS

The amendment to our Articles of Incorporation was effective on May 25, 2011 (See Note 2).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as a guide. Based on this assessment, our management concluded that, as of February 28, 2011, our internal control over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit smaller reporting companies to provide only the management’s report in this annual report.

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

On November 29, 2010, our board of directors and holders of a majority of our issued and outstanding shares entitled to vote approved an amendment to our articles of incorporation.  The action was previously disclosed in our information statement filed on form DEF 14C with the United States Securities and Exchange Commission on December 20, 2010.  The purpose of the amendment was to increase the number of authorized shares.  On May 23, 2011, we filed the amendment with the Secretary of State of Nevada.  The amendment is effective as of May 25, 2011.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth our current directors and information concerning their ages and background. All directors hold office until the next annual meeting of stockholders and until their respective successors are elected, except in the case of death, resignation or removal:

Name	Principal Occupation	Age	Director Since
Harvey Judkowitz	Certified Public Accountant	66	4/07

Richard Friedman	Attorney	48	1/09

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

Executive Officers and Significant Employees

The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
Harvey Judkowitz	Chief Executive Officer and Chief Financial Officer	66	1/09

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

Compliance with Section 16(a) of the Exchange Act

During the fiscal year ended February 28, 2011, all Section 16(1a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation

The following table sets forth information for our two most recently completed fiscal years concerning the compensation of (i) the Principal Executive Officer and (ii) all other executive officers of Photovoltaic Solar Cells, Inc. who earned over $100,000 in salary and bonus during the two most recently completed fiscal years ended February 28, 2011 (together the “Named Executive Officers”).  No other employees earned a salary over $100,000 in the two most recently completed fiscal years.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Award ($) (f)(2)	Nonequity Incentive Plan compensation ($) (g)	Non-qualified deferred compensation earning ($) (h)	All other Compensation ($) (i)(1)	Total ($) (j)

Harvey Judkowitz	2011(1)	5,000	-	-	-	-	-		5,000
Principal Executive Officer	2010(1)	5,000	-	-	-	-	-	-	5,000

(1) We have accrued for GAAP reporting purposes an annual salary of $5,000 to Mr. Judkowitz

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

Information regarding shares authorized for issuance under equity compensation plans approved and not approved by stockholders required by this Item is incorporated by reference from Item 5 of this Annual Report from the section entitled “Equity Compensation Plan Information ”.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 13, 2011, information regarding beneficial ownership of our capital stock by:

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

	Common Stock
Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities(2)	Total	Percent of Class(2)
Directors and named executive officers
Harvey Judkowitz	10,000	—	10,000	2.02%
Beneficial Owners of 5% or more
Waterford Capital Acquisition Co. IX, LLC (3)	410,000	—	410,000	82.93%
Perkins Capital Management, Inc. (4)	55,000	—	55,000	11.12%

(1)
Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is c/o Sichenzia Ross Friedman Ference, LLP Atn:  Richard Friedman – 61 Broadway, 32 nd Floor, New York, NY 10006

(2)
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant. There are 494,405 shares of common stock issued and outstanding as of May 13, 2011.

(3)	Craig Rosato has sole voting and dispositive power over the 410,000 shares owned by Waterford Capital Acquisition Co. IX, LLC.

(4)
Perkins Capital Management, Inc., a Minnesota Business Corporation owned by Richard W. Perkins, is the beneficial owner of 17,500 common shares and has sole dispositive power over 37,500 shares owned by its clients. Mr. Perkins is the beneficial owner of 17,500 common shares, and has sole power to vote or direct the vote over an additional 37,500 shares, held of record on behalf of investment clients. The individual and corporate shareholders are both registered with the Securities and Exchange Commission as investment advisors. Mr. Perkins' address is: 730 East Lake Street, Wayzata, MN 55391-1769

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

Through November 30, 2008, Lawrence F. Curtin made certain advances to and payments on behalf of the Company and agreed to forego reimbursement until such time as our working capital was sufficient to cover our operations. The advances were noninterest bearing. As described above, certain assets, valued at an aggregate of $135,000, were transferred to Mr. Curtin as partial repayment of the advances, leaving a balance remaining due and owing of $49,100. This remaining balance was assigned to Waterford pursuant to the Stock Purchase Agreement referenced below.

On January 7, 2009, we entered into a stock purchase agreement and indemnification agreement with Waterford and certain control shareholders who were also officers and directors at the time.  We incorporate by reference the description of the transaction contained in our Quarterly Report on Form 10-Q filed with the SEC on January 13, 2009.

Between January 7, 2009 and the date of this report, we have borrowed $95,990 from our majority shareholder, Waterford.  The loan is a demand obligation that can be called by Waterford.  We anticipate the loan will be converted into shares of common stock.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2011 and 2010 fiscal years:

Type of Fees	2011	2010

Audit Fees	$13,000	$19,000

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

Total Fees	$13,000	$19,000

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by RBSM, LLP and has determined that the provision of such services to us during fiscal 2011 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. RBSM, LLP did not provide us with any services, other than those listed above.

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

PHOTOVOLTAIC SOLAR CELLS, INC.

Dated: May 25, 2011	By:	/S/ Harvey Judkowitz
Harvey Judkowitz Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Harvey Judkowitz	Chief Executive Officer and Principal Accounting Officer and Director	May 25, 2011
Harvey Judkowitz	(Principal executive officer and Principal financial and accounting officer)
/s/ Richard Friedman	Director	May 25, 2011

EXHIBITS LIST

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Articles Of Incorporation Of Photovoltaic Solar Cells, Inc.	*

3.02(ii)	Bylaws		SB-2	3.02	333-144377	07/06/2007

4.01	Specimen Common Stock Certificate		SB-2	4.01	333-144377	07/06/2007

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*