Form 10-Q
period 2011-05-31
Photovoltaic Solar Cells, Inc.
filed 2011-07-20
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2011
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of July 15, 2011 the issuer had 494,405 shares of common stock, par value $.0001 per share, outstanding.

PHOTOVOLTAIC SOLAR CELLS, INC.

FORM 10-Q

For the quarterly period ended May 31, 2011

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

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the three month period ended May 31, 2011 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending February 29, 2012. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the SEC.

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
BALANCE SHEETS

	May 31,	February 28,
	2011	2011
	(Unaudited)
Assets

Current assets:
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$140,046	$130,184
Due to stockholder	154,090	145,090

Total current liabilities	294,136	275,274

Stockholders' deficit

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 494,405 shares issued and outstanding as of May 31, 2011 and February 28, 2011, respectively	49	49
Additional paid-in capital	413,621	413,621
Deficit accumulated during the development stage	(707,806)	(688,944)

Total stockholders' deficit	(294,136)	(275,274)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
	Three Months	Three Months	March 28, 2007
	Ended	Ended	(Inception) to
	May 31,	May 31,	May 31,
	2011	2010	2011

Revenue	$-	$-	$-

Expenses:

General and administrative expenses	18,862	34,279	230,324

Total expense	18,862	34,279	230,324

Loss from continuing operations	(18,862)	(34,279)	(230,324)

Loss from discontinued operations, net of tax	-	-	(356,457)
Loss on disposition of assets of discontinued operations, net of tax	-	-	(121,025)

Total loss from discontinued operations	-	-	(477,482)

Loss before income taxes	(18,862)	(34,279)	(707,806)

Provision for income taxes	-	-	-

Net loss	$(18,862)	$(34,279)	$(707,806)

Net loss per common share, basic and diluted	$(0.04)	$(0.07)

Weighted average shares outstanding, basic and diluted	494,405	494,405

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
 MARCH 28, 2007 (INCEPTION) to MAY 31, 2011
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Common stock issued for patent and cash at $0.18 per share	310,005	$31	$56,139	$-	$56,170

Common stock sold for cash at $1.00 per share	10,000	1	9,999	-	10,000

Common stock issued for professional services at $0.10 per share	85,000	9	8,491	-	8,500

Common stock sold for cash at $2.00 per share	61,500	6	122,994	-	123,000

Common stock issued for professional services at $0.10 per share cancelled by the board of directors	(35,000)	(4)	(3,496)	-	(3,500)

Common stock issued in exchange for equity investment	60,000	6	179,994	-	180,000

Net loss	-	-	-	(115,330)	(115,330)

Balance, February 29, 2008	491,505	49	374,121	(115,330)	258,840

Common stock issued for professional services at $15.00 per share	2,500	-	37,500	-	37,500

Common stock sold for cash at $5.00 per share	400	-	2,000	-	2,000

Net loss	-	-	-	(378,832)	(378,832)

Balance, February 28, 2009	494,405	49	413,621	(494,162)	(80,492)

Net loss	-	-	-	(93,246)	(93,246)

Balance, February 28, 2010	494,405	49	413,621	(587,408)	(173,738)

Net loss	-	-	-	(101,536)	(101,536)

Balance, February 28, 2011	494,405	49	413,621	(688,944)	(275,274)

Net loss	-	-	-	(18,862)	(18,862)

Balance, May 31, 2011	494,405	$49	$413,621	$(707,806)	$(294,136)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	Three Months	Three Months	March 28, 2007
	Ended	Ended	(Inception) to
	May 31,	May 31,	May 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(18,862)	$(34,279)	$(707,806)
Adjustments to reconcile net loss to net
cash used in operating activities:
Issuance of equity investments for services	-	-	180,000
Expenses paid by stockholder/officer	9,000	22,770	112,565
Stock issued for professional services	-	-	42,500
Loss on disposition of assets	-	-	121,025
Changes in operating assets and liabilities:
Increase in accrued expenses	9,862	11,509	143,046

Net cash used in operating activities	-	-	(108,670)

Cash flows from investing activities:
Purchase of equipment under construction	-	-	(13,104)
Purchase of intangible assets	-	-	(14,853)

Net cash used in investing activities	-	-	(27,957)

Cash flows from financing activities:
Repayment to officer, net	-	-	(3,083)
Advances from shareholder	-	-	4,510
Proceed from the sale of common stock	-	-	135,200

Net cash provided by financing activities	-	-	136,627

Net (decrease) increase in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:

Transfer of assets in settlement of debt to officer	$-	$-	$135,000
Officer loan assigned to stockholder	-	-	49,100
Common stock issued for patent	-	-	55,970
Equipment under construction paid for by officer	-	-	171,081
Prepaid insurance paid by officer	-	-	1,896
Trademark application paid by officer	-	-	1,025
Issuance of equity investments for services	-	-	180,000
Common stock issued for equity investments	-	-	180,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2011
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

As of May 31, 2011 we are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) offers the opportunity to achieve and/or enhance profitability, and (5) increases shareholder value.

Going Concern
The unaudited condensed financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We currently have no revenue source and are incurring losses. These factors raise substantial doubt about our ability to continue as a going concern.

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

Basis of Presentation
The accompanying interim unaudited condensed financial statements as of May 31, 2011 and for the three month periods ended May 31, 2011 and 2010 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended February 28, 2011 as included in the Company’s 10-K for that year. The results of the three months ended May 31, 2011 are not necessarily indicative of the results to be expected for the full year ending February 29, 2012.

The condensed financial statements as of February 28, 2011 have been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Use of Estimates
These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from such estimates.

Net Loss Per Share
The Company follows ASC Topic 260, "Earnings Per Share" in calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at May 31, 2011 or 2010.

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

NOTE 2 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 150,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three month periods ended May 31, 2011 and 2010 our majority shareholder Waterford Capital Acquisition Co. IX, LLC (“Waterford”) made certain net payments on behalf of the Company aggregating $9,000 and $22,770, respectively. These advances are noninterest bearing. The total amount due to Waterford at May 31, 2011 is $154,090.

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

In November of 2008, our board of directors determined that the implementation of our business plan was no longer financially feasible.  At such time, we discontinued the implementation of our prior business plan and are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses in markets that provide room for growth ("Acquisition Strategy").

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

On January 7, 2009, we entered into a securities purchase agreement and indemnification agreement with our controlling shareholders and Waterford Capital Acquisition Co. IX, LLC (“Waterford”).  Pursuant to the agreements, Waterford purchased an aggregate of 410,000 previously issued and outstanding shares of our common stock, comprising approximately 83% of our issuance and outstanding capital stock, from the control shareholders, as well as certain promissory notes.

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) offers the opportunity to achieve and/or enhance profitability, and (5) increases shareholder value.

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

We believe that our future is dependent upon the consummation of a merger, acquisition or other business combination between us and a viable entity. There can be no assurance that we will be able to complete any merger, acquisition or other business combination between us and a viable entity. Additionally, management believes that we may need to raise additional funds through equity or debt financing to complete a merger, acquisition or other business combination between us and a viable operating entity. There can be no assurance that we will be able to successfully complete an equity or debt financing to complete an acquisition, merger or other business combination between us and a viable operating entity.

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

Results of Operations

Comparison of the Three Month Period Ended May 31, 2011 to the Three Month Period Ended May 31, 2010

Revenue

We have no revenue from operations for the three month periods ended May 31, 2011 and 2010.

General and Administrative Expenses

General and administrative expenses were $18,862 and $34,279 for the three months ended May 31, 2011 and 2010, respectively. General and administrative expenses consist primarily of professional fees and due diligence expense related to potential acquisitions. The decrease in general and administrative expenses of $15,417 or 45%, results primarily from due diligence expense of $16,505 incurred in 2010, with no comparable expense in 2011.

Plan of Operation

We are pursuing an Acquisition Strategy, whereby we will seek to acquire undervalued businesses in markets that provide room for growth. We will primarily engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) offers the opportunity to achieve and/or enhance profitability, and (5) increases shareholder value.

Liquidity and Capital Resources

As of May 31, 2011 we had a working capital deficit of $294,136.  We have no cash on hand as of July 15, 2011. We currently are dependent on our majority stockholder to provide working capital advances. Accordingly, in the immediate future, management will need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

PHOTOVOLTAIC SOLAR CELLS, INC.

Dated: July 20, 2011	By:	/S/ Harvey Judkowitz
Harvey Judkowitz, Chief Executive Officer and Principal Accounting Officer