Form 10-Q
period 2011-11-30
Photovoltaic Solar Cells, Inc.
filed 2012-01-13
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒     YES     ☐    NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐YES     ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ YES     ☐ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of January 10, 2012 the issuer had 494,405 shares of common stock, par value $.0001 per share, outstanding.

PHOTOVOLTAIC SOLAR CELLS, INC.

FORM 10-Q

For the quarterly period ended November 30, 2011

INDEX

		Page

PART I	FINANCIAL INFORMATION	4

Item 1	Condensed Balance Sheets at November 30, 2011 (unaudited) and February 28, 2011	4

	Condensed Statements of Operations for the three and nine months ended November 30, 2011 and 2010 and for the period from March 28, 2007 (inception) to November 30, 2011 (unaudited)	5

	Condensed Statement of Stockholders’ Deficit for the period from March 28, 2007 (inception) to November 30, 2011 (unaudited)	6

	Condensed Statements of Cash Flows for the nine months ended November 30, 2011 and 2010 and for the period from March 28, 2007 (inception) to November 30, 2011 (unaudited)	7

	Notes to Condensed Financial Statements (unaudited)	8

Item 2	Management’s Discussion and Analysis or Plan of Operation	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T	Controls and Procedures	12

PART II	Other Information

Item 1	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Removed and Reserved	15

Item 5	Other Information	15

Item 6	Exhibits	15

Signatures		16

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

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the nine month period ended November 30, 2011 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending February 29, 2012. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the SEC.

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	November 30,	February 28,
	2011	2011
	(Unaudited)
Assets

Current assets:
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$162,862	$130,184
Due to stockholder	164,090	145,090

Total current liabilities	326,952	275,274

Stockholders' deficit

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $.0001 per share; 150,000,000 shares authorized,
494,405 shares issued and outstanding as of November 30, 2011 and February 28, 2011	49	49
Additional paid-in capital	413,621	413,621
Deficit accumulated during the development stage	(740,622)	(688,944)

Total stockholders' deficit	(326,952)	(275,274)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
					Period from
	Three Months	Three Months	Nine Months	Nine Months	March 28, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Expenses:

General and administrative expenses	16,314	18,874	51,678	70,515	263,140

Total expense	16,314	18,874	51,678	70,515	263,140

Loss from continuing operations	(16,314)	(18,874)	(51,678)	(70,515)	(263,140)

Loss from discontinued operations, net of tax	-	-	-	-	(356,457)
Loss on disposition of assets of discontinued operations, net of tax	-	-	-	-	(121,025)

Total loss from discontinued operations	-	-	-	-	(477,482)

Loss before income taxes	(16,314)	(18,874)	(51,678)	(70,515)	(740,622)

Provision for income taxes	-	-	-	-	-

Net loss	$(16,314)	$(18,874)	$(51,678)	$(70,515)	$(740,622)

Net loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.10)	$(0.14)

Weighted average shares outstanding, basic and diluted	494,405	494,405	494,405	494,405

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
 MARCH 28, 2007 (INCEPTION) to NOVEMBER 30, 2011
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Common stock issued for patent and cash at $0.18 per share	310,005	$31	$56,139	$-	$56,170

Common stock sold for cash at $1.00 per share	10,000	1	9,999	-	10,000

Common stock issued for professional services at $0.10 per share	85,000	9	8,491	-	8,500

Common stock sold for cash at $2.00 per share	61,500	6	122,994	-	123,000

Common stock issued for professional services at $0.10 per share cancelled by the board of directors	(35,000)	(4)	(3,496)	-	(3,500)

Common stock issued in exchange for equity investment	60,000	6	179,994	-	180,000

Net loss	-	-	-	(115,330)	(115,330)

Balance, February 29, 2008	491,505	49	374,121	(115,330)	258,840

Common stock issued for professional services at $15.00 per share	2,500	-	37,500	-	37,500

Common stock sold for cash at $5.00 per share	400	-	2,000	-	2,000

Net loss	-	-	-	(378,832)	(378,832)

Balance, February 28, 2009	494,405	49	413,621	(494,162)	(80,492)

Net loss	-	-	-	(93,246)	(93,246)

Balance, February 28, 2010	494,405	49	413,621	(587,408)	(173,738)

Net loss	-	-	-	(101,536)	(101,536)

Balance, February 28, 2011	494,405	49	413,621	(688,944)	(275,274)

Net loss	-	-	-	(51,678)	(51,678)

Balance, November 30, 2011	494,405	$49	$413,621	$(740,622)	$(326,952)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	Nine Months	Nine Months	March 28, 2007
	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(51,678)	$(70,515)	$(740,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of equity investments for services	-	-	180,000
Expenses paid by stockholder/officer	19,000	34,091	122,565
Stock issued for professional services	-	-	42,500
Loss on disposition of assets	-	-	121,025
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	32,678	36,424	165,862

Net cash used in operating activities	-	-	(108,670)

Cash flows from investing activities:
Purchase of equipment under construction	-	-	(13,104)
Purchase of intangible assets	-	-	(14,853)

Net cash used in investing activities	-	-	(27,957)

Cash flows from financing activities:
Repayment to officer, net	-	-	(3,083)
Advances from shareholder	-	-	4,510
Proceed from the sale of common stock	-	-	135,200

Net cash provided by financing activities	-	-	136,627

Net increase (decrease) in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Transfer of assets in settlement of debt to officer	$-	$-	$135,000
Officer loan assigned to stockholder	-	-	49,100
Common stock issued for patent	-	-	55,970
Equipment under construction paid for by officer	-	-	171,081
Prepaid insurance paid by officer	-	-	1,896
Trademark application paid by officer	-	-	1,025
Issuance of equity investments for services	-	-	180,000
Common stock issued for equity investments	-	-	180,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PHOTOVOLTAIC SOLAR CELLS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2011
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

As of November 30, 2011 we are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) offers the opportunity to achieve and/or enhance profitability, and (5) increases shareholder value.

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

Basis of Presentation
The accompanying interim unaudited condensed financial statements as of November 30, 2011 and for the three and nine month periods ended November 30, 2011 and 2010 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “ SEC ” ), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended February 28, 2011 as included in the Company’s 10-K for that year as filed with the SEC on May 25, 2011. The results of the nine months ended November 30, 2011 are not necessarily indicative of the results to be expected for the full year ending February 29, 2012.

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

Net Loss Per Share
The Company follows ASC Topic 260, "Earnings Per Share" in calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share considers the effect of common equivalent shares. There were no common share equivalents at November 30, 2011 and 2010.

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

The 1 for 10 reverse split became effective on January 20, 2011. The amendment to the Articles of Incorporation was effective on May 25, 2011.

All share and per share amounts have been retroactively restated to reflect the reverse split.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine month periods ended November 30, 2011 and 2010 our majority shareholder Waterford Capital Acquisition Co. IX, LLC (“Waterford”) made certain net payments on behalf of the Company aggregating $19,000 and $34,091, respectively. These advances are noninterest bearing. The total amount due to Waterford at November 30, 2011 is $164,090.

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

Critical Accounting Policies

The preparation of our unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our unaudited condensed financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Use of Estimates - These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the value of our shares issued for compensation and our net operating loss for tax purposes. Actual results could differ from those estimates.

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

Results of Operations

Comparison of the Three Month Period Ended November 30, 2011 to the Three Month Period Ended November 30, 2010

Revenue

We have no revenue from operations for the three month periods ended November 30, 2011 and 2010.

General and Administrative Expenses

General and administrative expenses were $16,314 and $18,874 for the three months ended November 30, 2011 and 2010, respectively. General and administrative expenses consist primarily of professional fees.

Comparison of the Nine Month Period Ended November 30, 2011 to the Nine Month Period Ended November 30, 2010

Revenue

We have no revenue from operations for the nine month periods ended November 30, 2011 and 2010.

General and Administrative Expenses

General and administrative expenses were $51,678 and $70,515 for the nine months ended November 30, 2011 and 2010, respectively. General and administrative expenses consist primarily of professional fees and due diligence expense related to potential acquisitions. The decrease in general and administrative expenses of $18,837 or 27%, results primarily from due diligence expense of $16,505 incurred in 2010, with no comparable expense in 2011.

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

Liquidity and Capital Resources

As of November 30, 2011 we had a working capital deficit of $326,952.  We have no cash on hand as of November 30, 2011 and January 10, 2012. We currently are dependent on our majority stockholder to provide working capital advances. Accordingly, in the immediate future, management will need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

Item 4.  Removed and Reserved

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

PHOTOVOLTAIC SOLAR CELLS, INC.

Dated: January 13, 2012	By:	/S/ Harvey Judkowitz
Harvey Judkowitz, Chief Executive Officer and Principal Accounting Officer