Form 10-Q/A
period 2011-11-30
Photovoltaic Solar Cells, Inc.
filed 2012-02-23
CIK 1404943

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2011, originally filed with the Securities and Exchange Commission on January 13, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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