Form 10-K
period 2012-02-29
MetaStat, Inc.
filed 2012-06-13
CIK 1404943

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 29, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _________________

Commission file number: 000-52735

METASTAT, INC.
(Exact name of Registrant as Specified in Its Charter)

NEVADA	20-8753132
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4 Autumnwood Court
The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 363-0003

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:   NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

COMMON STOCK, PAR VALUE $0.0001 PER SHARE

Name of each exchange on which registered: The OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒  No

The aggregate market value of the shares of common stock, par value $0.0001 per share, of the registrant held by non-affiliates on August 31, 2011 was $126,608, which was computed upon the basis of the closing price on that date.

There were 21,054,422 shares of common stock of the registrant outstanding as of June 13, 2012.

-i-

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “MetaStat,” “we,” “us” or “our” are references to the combined business of MetaStat, Inc., a Nevada corporation, and its consolidated subsidiary.

Special Note Regarding Forward-Looking Statements

The statements contained in this Form 10-K, including under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Form 10-K, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "plan" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	BUSINESS

Overview

We are a life science company focused on developing and commercializing proprietary clinical diagnostic tests that predict the probability of hematogenous (blood borne) systemic metastasis of cancer, as well as companion therapeutics to prevent systemic metastasis. Our goal is to become an industry leader in the emerging field of personalized cancer therapy. We intend to help clinicians better “customize” individual treatment decisions, by positively identifying high risk patients who need aggressive therapy and by sparing low risk patients from the adverse side effects and expense of chemotherapy and radiation. Our licensed platform technology was developed over 15 years through collaboration with four scientific institutions: the Albert Einstein College of Medicine of Yeshiva University (“Einstein”), Massachusetts Institute of Technology (“M.I.T.”), Cornell University (“Cornell”), and the IFO-Regina Elena Cancer Institute (“IFO-Regina” and, collectively with Einstein, M.I.T. and Cornell, the “Licensors”). We believe our platform technology and corresponding products are differentiated in the marketplace in that they are based on direct microscopic observation of the mechanisms and behaviors of metastatic cells in living functioning human derived tumors. We believe this provides an opportunity for us to develop next generation diagnostics and therapeutics that provide critical information to both patients and physicians to ensure better and/or more cost effective treatment outcomes, which are currently not available.

We believe our initial product, the MetaSite Breast™ test, is the first test that will predict the probability of whether cancer will spread through the bloodstream to other organs in the body, according to a press release issued by Einstein on March 24, 2009. We believe this test is a necessary breakthrough for breast cancer patients and their doctors because systemic hematogenous metastasis is responsible for almost 90% of fatalities from breast cancer. Based on research published in the International Journal of Cancer, we believe the platform technology underlying this diagnostic approach may be applicable in up to 80% of all solid tumor cancers, including prostate, lung, colorectal, head and neck, and pancreatic. Further, based on research published in 2010 in Breast Cancer Research, we believe our platform technology provides us with a target for the development of the first therapy that may preemptively reduce or eliminate systemic metastasis.

Scientific Background

Our licensed technology is based on novel ways of observing the behavior of metastatic cancer cells in tumors. As described in Nature / Nature Methods in December 2008, the Licensors’ research team(s) invented and patented several tools that led to the discovery of our platform technology, including an Intra-vital Imaging Window (the ability to capture images in a live animal) that is used in conjunction with multi-photon microscopy to directly observe how metastatic cells move inside living functioning tumors. The Licensors’ research team(s) then invented and patented an artificial blood vessel that enabled us to attract a genetically discrete population of highly metastatic cells that helped enable us to describe in detail the gene signature characteristic of tumor cells with high metastatic potential within intact primary tumors in living animals, which was described in BMC Biotechnology in 2003. The Licensors’ research team(s) were the first to discover and explain how and why metastatic cells are attracted to blood vessels, which was described in Clinical Cancer Research in April 2009. Through direct visual observation, we discovered the micro-anatomical site, or “window” in the blood vessels that metastatic cells squeeze through to enter the blood stream to begin their deadly spread, which was also detailed in Clinical Cancer Research in April 2009. This window or site was named the “Tumor Microenvironment of Metastasis” or “TMEM.” The TMEM is a trio of cells present together in the same microanatomic site: an endothelial cell (a type of cell that lines the blood vessels), a perivascular macrophage (a type of immune cell found near blood vessels), and a tumor cell that produces the protein mena. For convenience and ease of description, we have re-named this site of metastasis the “MetaSite™.”

The Licensors’ research team(s) reasoned that the number of these “windows” or MetaSites present in a tumor tissue sample correlated to the probability of distant site metastasis, as detailed in Clinical Cancer Research in April 2009. This is the basis of our MetaSite™ diagnostic platform and our first product, the MetaSite Breast™ test, which are more fully described herein.

In continued research through collaborative studies by the Licensors’ research team(s), the mena protein was shown to enhance a cancer cell’s invasiveness by helping cancer cells subvert normal regulatory networks regulating cell motility. These findings were published in Development Cell in December 2008. Cancer cells are thereby enabled to invade surrounding tissues and migrate toward and penetrate blood vessels. Mena is a member of a family of proteins known as vasodilator-stimulated phosphoprotein, or VASP proteins, which regulate cell motility by controlling the geometry of assembling actin fiber networks. The growth and elongation of actin fibers, part of the cell’s cytoskeleton, are controlled by a process that caps their ends. Mena interferes with the actin capping allowing the actin fibers to lengthen by continuously polymerizing, thus pushing forward the leading edge of the cell. Mena also makes the cancer cells more sensitive to being attracted to blood vessels by epidermal growth factor (“EGF”). EGF is secreted by peri-vascular (associated with blood vessels) macrophages (one of the three cell types that constitute a MetaSite) and thus attracts and guides the migrant metastatic tumor cells to the MetaSite where they gain entry to the blood vessel and spread.

In further research published in Development Cell in December 2008, the Licensors’ research team(s) discovered that mena could be alternatively spliced to produce isoforms. These isoforms are slightly different sequences of the same amino acids that result in subtly different versions of the mena protein. These small differences in mena structure produce large differences in mena protein effect. Animal testing was done to compare the effects of the isoforms of mena. Cancers expressing the invasive isoform of mena were compared with the less dangerous mena isoforms.  It was shown that there were seven times as many circulating cancer cells in the bloodstream of animals with the more invasive isoform of mena. In another experiment the invasive isoform of mena caused the metastatic cancer cells that carried it to be twenty-five times more sensitive to the chemo-attractant EGF.

The Licensors’ research team(s) reasoned that individual metastatic potential of cancer could be detected by measurement of the relative amount of the isoforms of mena, which was also published in Development Cell in December 2008. This is the basis of our MenaCalc™ diagnostic platform, which is more fully described below.

The Problem

Cancer remains one of the world's most serious health problems and is the second most common cause of death in the United States after heart disease. In 2011, the American Cancer Society (“ACS”) estimated that approximately 1.6 million people in the United States are expected to be diagnosed with cancer and nearly 600,000 will die from the disease. Cancer is a group of complex diseases characterized by uncontrolled growth forming malignant tumors, and spread of abnormal cells to nearby parts of the body. Cancer may also spread to more distant parts of the body through the lymphatic system or bloodstream. This distant spread, or hematogenous systemic metastasis to critical organs, is estimated by the ACS to be responsible for approximately 90% of all cancer deaths. Common types of cancer include breast, prostate, lung and colon. Cancers are difficult to treat because each type responds differently to treatments depending upon the individual and the type and location of the cancer. According to estimates by the National Institutes of Health, in the United States in 2010, the direct medical cost of all types of cancer exceeded $100 billion and breast cancer had the highest individual disease costs at $16.5 billion.

When doctors are presented with a patient with breast cancer, they diagnose and gauge the “grade” of a patient’s disease by having a pathologist examine a section of the tumor under a microscope. In epithelial solid tumor cancers, tumor tissue obtained by surgery or needle biopsy is studied under a microscope. The pathologist evaluates the cells’ level of differentiation; that is the degree by which the cells “look like” the cells of the organ system from which they were derived. Thus far, the conventional thinking is that the more breast cancer cells look like normal breast tissue cells, the less dangerous the cancer.

In order to refine the quality of their diagnosis, pathologists may also use molecular staining techniques, including protein-specific staining in order to identify receptor sites that recognize hormones such as progesterone and estrogen and also the “Her-2/Neu” receptor.

Once the patient’s physician receives a diagnosis of cancer from the pathologist, the physician then determines the stage of the cancer based on the size of the tumor, how deeply the tumor has invaded tissues at the site of origin and the extent of any invasion into surrounding organs, lymph nodes or distant sites. Patient history, physical signs, symptoms and information obtained from existing tests are also evaluated and considered.

Currently, tumor pathology grade and stage are the primary factors used by doctors when predicting whether a cancer will metastasize. Tumor pathology and staging are subject to human interpretation, using subjective and qualitative information that does not take into account the genetically determined mechanistic behavior of the patient’s cancer. As a result, many patients are misclassified as high risk when they are truly low risk for metastasis or low risk when they are high risk for metastasis, resulting in over-treatment for some and under-treatment for others.

For many cancer patients, chemotherapy and radiation therapy are commonly used as treatments. Chemotherapy involves the use of highly toxic drugs to kill cancer cells. Radiation therapy uses beams of ionizing radiation focused on the tumor or tumor bed. They are often given after surgery to kill remaining cancer cells that could not be physically removed to reduce the risk of disease recurrence. They can take months to complete and can dramatically impact a patient’s quality of life. Patients usually experience a wide range of acute toxicities, including infection, pain in the mouth and throat, weight loss, fatigue, hair loss, rashes and injection site reactions. In addition, long-term effects of these therapies can include cognitive impairment, cardiac tissue damage, infertility, disease of the central nervous system, chronic fatigue, secondary malignancies and personality changes. Overall benefits vary significantly across cancer populations, and the benefit of treatment may not always justify the cost of the therapy or the physical and mental burden patients endure.

Our Solution

MetaSite Test for Breast Cancer Metastasis

The MetaSite test for breast cancer metastasis, or the “MetaSite Breast ™” test, is a clinical laboratory test where we analyze tumor tissue samples in our reference laboratory and provide physicians with information on metastatic potential specific to the individual patient’s tumor. The MetaSite Breast test is a simple tissue test that detects the presence and density of MetaSites. The test consists of a triple immunostain containing antibodies to the three cell types found in the MetaSite. To delineate these windows, or MetaSites, we simply count them, and the count correlates to the risk of metastasis. They will then be categorized by low, medium and high risk.

To date, two successful trials on 44 (unpublished data) and 60 (published in Clinical Cancer Research 2009) human study subjects have been conducted and the results are described in the "Clinical Development and Validation of the MetaSite Breast Test" section below. We are currently conducting a “Large Population Validation” study of 500 tissue samples that is required in order to commercialize the MetaSite Breast test. The analysis performed in the two successful trials confirmed that MetaSite density was significantly higher in patients who had developed metastatic breast cancer than in those who had localized disease. For every ten-unit increase in MetaSite density (in a range from 12 to 240 MetaSites per patient), the risk for metastatic disease increases by 1.9 times, or roughly doubled. In non-published interpretation of the data, when the participants were divided into three equal cohorts of low risk, medium risk, and high risk, it was found that the high risk cohort was twenty–two times as likely to experience distant site metastasis as the low risk. Interestingly, the density of any of three MetaSite components alone was not sufficient to predict the clinical outcome. The studies also showed that the ability of the MetaSite density test to predict metastatic disease was independent of other currently used predictors, including lymph node metastasis, tumor size, presence of lymphovascular invasion, and tumor grade. We expect the Large Population Validation study to provide even greater statistical significance and allow us to establish “cut-points” for stratifying patients in clinically useful low, medium, and high risk groups. We expect to be able to provide a “Metastasis Score” that will correlate to the risk of metastasis and classify patients into metastasis risk categories thus enabling physicians to make a better and more educated treatment decision.

We anticipate the list price for the MetaSite Breast test will be $2,595, compared to the $4,075 list price of Genomic Health’s Onco type DX test for breast cancer. We arrived at our projected list price for MetaSite Breast by calculating our costs. We accounted for processing the arriving tumor tissue samples and we considered the wholesale price of reagents and the time factor for machinery involved in the staining of the three relevant cell types involved. Additionally, we also analyzed technician and administrative time and included a calculation for professional fees for the supervising pathologist(s). Finally, after sales and marketing expenses, we added a commercially reasonable factor for profit margin.

Additionally, the MetaSite Breast test will not require additional procedures on the patient or new equipment for treating physicians. We expect that once a patient is diagnosed with breast cancer and a physician orders the MetaSite Breast test, the pathology lab at the hospital or cancer center will provide us with a tumor block or thin section from the biopsy specimen utilized for the diagnosis. These specimens are chemically preserved and embedded in paraffin wax and therefore require no special handling and can be sent via overnight mail to our central reference laboratory. Once we receive the tissue sample, our pathology laboratory would log the sample and begin the processing procedure. Our pathologists will perform immunostaining, the process of staining cells using antibody based stains, and will repeat this process three times for quality assurance. We expect to analyze the tissue sample and deliver our results to the treating physician within one week of receipt of the tissue sample. This is well within the critical decision timeframe after the tumor has been surgically removed and before the patient and the treating physician(s) discuss additional treatment options

We believe the MetaSite Breast test will provide valuable information to treating physicians with the following benefits:

•
Improved Quality of Treatment Decisions. MetaStat’s approach to cancer diagnosis and prognosis should improve the quality of cancer treatment decisions by providing each patient with a probability of metastasis that is correlated to clinical outcome. Our approach represents a substantial departure from existing approaches to treatment that often use statistically based or subjective and qualitative factors to determine treatments. The MetaSite Breast test has been shown in clinical studies, such as data published in an April 2009 issue of Clinical Cancer Research, to allow physicians to accurately classify many patients into metastasis risk categories different from classifications based primarily on tumor pathology grade and stage, thus enabling patients and physicians to make more informed decisions about treatment risk-benefit considerations and, consequently, design an individualized treatment plan according to each patient.

•
Improved Economics of Cancer Care. We believe that improving the quality of treatment decisions can result in significant economic benefits. For example, in early stage breast cancer, data shows that many patients are misclassified as high or low risk under existing treatment guidelines. Many low risk patients misclassified as high risk receive toxic and expensive chemotherapy treatment regimens they might not undergo if the risks were accurately assessed. Chemotherapy and related costs could exceed $20,000, as compared to the anticipated MetaSite Breast list price of $2,595. On the other hand, some high risk breast cancer patients are misclassified as low risk are not provided chemotherapy treatment when it makes sense for them to receive such treatment, possibly necessitating future treatment that would be more expensive ($50,000 or more) if the cancer metastasizes.

Clinical Development and Validation of the MetaSite Breast Test

The MetaSite Breast test has, thus far, been validated in two human clinical studies. The results of a 60 patient trial were published in Clinical Cancer Research in April 2009, which described how the MetaSite Breast test was able to predict the probability of systemic hematogenous metastasis. In this five year retrospective analysis, thirty pairs of women were selected and matched as closely as possible for clinical characteristics such as age, tumor size, tumor grade, lymphovascular involvement, and hormone status (ER, PR, Her2/Neu). No association was seen between MetaSite density/count and these clinical characteristics. However, MetaSite density/count was greater in patients who subsequently developed systemic metastasis compared with the patients who had only localized breast cancer (median, 105 vs. 50, respectively; P = 0.00006). For every 10 unit increase in MetaSite count the odds ratio of systemic metastasis increased by 1.9 (95% confidence interval, 1.1-3.4). In other words, the number of MetaSites observed per patient ranged from 12 to 240 and the odds of metastasis nearly doubled for every increase of 10 MetaSites.

In data from an unpublished trial, the MetaSite Breast test was compared to the Onco type DX test distributed by Genomic Health, Inc. In 44 women with breast cancer, the Onco type DX Recurrence Score was compared to the MetaSite count. The analysis showed an insignificant correlation between the two tests with a Spearman rank correlation coefficient of 0.19. If this lack of correlation holds in planned larger scale testing it would mean that MetaSite Breast test will provide an invaluable source of additional information critical to clinical care and stratification of breast cancer patients.

The MetaSite Breast test is currently being evaluated in a 500 patient Large Population Validation study that, if successful, will be an important step toward the beginning of pilot marketing of the diagnostic. We entered into a Sponsored Research Agreement (the “Sponsored Research Agreement”) in April 2011 with Einstein and Cornell for and on behalf of its Joan & Sanford I. Weill Medical College to conduct the study. The purposes of the Large Population Validation study are to (i) study the association between TMEM count at initial diagnosis of invasive ductal carcinoma of the breast and risk of systemic metastasis, and (ii) identify a cut-point for TMEM count that differentiates best between those who develop systemic metastasis and those who do not, and to calculate the sensitivity and specificity of this cut-point.  In consideration for the study, we will pay $202,798 to Cornell and $514,756 to Einstein. The Large Population Validation study is being conducted retrospectively on already collected human tissue samples and accompanying patient medical histories, which have been provided from Kaiser Permanente. In this five year retrospective study, 250 metastatic and 250 non-metastatic patients will be matched as closely as possible with regard to tumor size, grade, lymph node involvement, and hormone receptor status at presentation and have their tissue samples scored for MetaSite count/density and the results will be compared to the known outcome from their medical records. The Large Population Validation study is expected to provide even greater statistical significance and allow us to establish “cut-points” for stratifying patients in clinically useful low, medium, and high risk groups. We expect that the data from this trial will be compiled and available in the first half of calendar 2013 with publication of the results in a peer reviewed scientific journal thereafter.

We anticipate conducting additional clinical studies that further demonstrate the effectiveness and health economic benefit of the MetaSite Breast test in order to gain market acceptance and penetration as well as favorable reimbursement coverage from payors.

Market Potential of the MetaSite Breast Test

The data from the published 60 patient trial showed that the metastatic outcome was independent of clinicopathologic characteristics including, age, tumor grade, tumor size, lymph node involvement and hormone status, including estrogen receptor, progesterone receptor and HER-2/neu. This data leads us to believe that the market potential for the MetaSite Breast test includes all breast cancer patients and is not limited by factors such as hormone receptor status or lymphovascular invasion. Based on this data, we further believe that the MetaSite Breast test will be applicable for patients that are diagnosed with triple negative breast cancer; that is cancer that lacks receptors for estrogen, projesterone, and Her2/Neu. Accordingly, we believe that our MetaSite Breast test will be applicable for all breast cancer patients, not just a subset. Based on 2011 estimates from the American Cancer Society, there will approximately 230,000 new cases of breast cancer diagnosed in the United States alone and there are approximately 2.6 million people in the United States who have been previously diagnosed with breast cancer.

New Product Development

MenaCalc Test for Breast Cancer Metastasis

The MenaCalc test for breast cancer metastasis or the “MenaCalc Breast ™” test is a tissue test using disassociated, discontinuous cells available from a needle biopsy of fine needle aspiration. The individual expression levels of the isoforms of the mena protein can be measured in cancer cells and the relationship of the levels of the non-invasive “mena 11A” isoform and the invasive “mena Inv.” determined to establish a MenaCalc Metastasis Score. In as of yet unpublished data, we have established a strong correlation between the MetaSite Breast Metastasis Score and the MenaCalc Breast Metastasis Score. Because the MenaCalc Breast Metastasis Scores is derived from disassociated, discontinuous cells available from a needle biopsy, we believe that this test can be a valuable pre-operative tool to obtain the earliest possible picture of a breast cancer patient’s individual metastatic profile.

We are currently conducting a 240 patient trial at Yale University Medical School that is comparing the MetaSite Breast Metastasis Scores to MenaCalc Breast Metastasis Scores. We hope to publish the data from this confirmatory trial by December 31, 2012. Upon successful results from this confirmatory trial, we anticipate entering into a 550 to 1,000 patient large population validation trial for the MenaCalc Breast test.

MenaCalc Test for Other Cancer Indications

Because mena has been shown to be a key potentiating factor in the progression to metastasis in epithelial solid tumor cancers, including four out of five of the most common cancers, we believe that we may be able to develop MenaCalc based diagnostic and prognostic tests that will aid physicians in the management of a large proportion of future cancer patients.

We are currently conducting a 70 patient trial at Yale University for a MenaCalc test in predicting metastasis in adenocarcinoma of the lung. Preliminary results are promising, and if the final results are as expected, we plan to initiate a larger confirmatory trial for MenaCalc Lung™.

Additionally, we have completed a small pilot study at M.I.T. for a MenaCalc test in predicting metastasis in prostate cancer. The results from this pilot study were sufficient for us to justify planning and preparation of a larger scale confirmatory trial for MenaCalc Prostate™.

MenaBloc Therapeutic

In preclinical studies published in a 2010 issue of Breast Cancer Research, the Licensors’ research team(s) developed a “mena null” mouse; a mouse unable to produce the mena protein or its isoforms. These mena null mice were crossbred with PyMT mice (mice genetically predisposed to spontaneously develop highly metastatic human breast cancer tumors). These mena null PyMT mice were compared to control PyMT mice. Both groups of mice developed human breast cancer tumors; however the mena null mice’s tumors stayed localized while the control mice developed metastasis. More importantly, all the control mice succumbed to metastatic disease while the mena null mice showed significant survival advantage with most dying of old age. We intend to begin high throughput screening of candidate compounds in late calendar 2012 or early calendar 2013 with the goal of discovering a molecule inhibitor of the mena protein.

Business Strategies

Our goal is to build a leading life science company focused on the development and commercialization of novel diagnostics and therapeutics that improve clinical outcomes and reduce overall medical costs. Key elements of our strategy to achieve this goal are to:

•	continue to innovate and advance our proprietary technology;

•	successfully complete the Large Population Validation study and begin sales and marketing efforts for our MetaSite Breast test;

•	obtain positive reimbursement decisions from third-party payors;

•	expand our MetaSite test platform for use in other cancer types;

•	successfully develop our MenaCalc test for breast, lung and prostate cancer;

•	successfully develop our MenaBloc therapeutic platform;

•	expand in countries outside of the United States;

•	attract and retain skilled personnel;

•	continue to obtain patents and/or other protection for our technology and products; and

•	obtain and maintain our clinical reference laboratory accreditations and licenses and any other necessary approvals.

Research and Development

As of February 29, 2012, our research and development department included no full time employees, however it included 19 medical doctors, scientists, and engineers, nine of whom we engage in a consulting capacity and ten of whom are full time researchers that we fund through our research and development collaborations in connection with (i) the Sponsored Research Agreement for the Large Population Validation study of the MetaSite Breast test, (ii) studies using MenaCalc for breast, lung and prostate cancer at both Yale University and M.I.T., and (iii) the development of the MenaBloc Therapeutic™.

Our net research and development expenditures were approximately $854,550 and $169,855 for the years ended February 29, 2012 and February 28, 2011, respectively.

Manufacturing

One of the major advantages of the MetaSite Breast test is that it uses simple, widely available immunohistochemical dyeing techniques to identify individual cell types. This staining technique uses antibodies that recognize individual cell types. By attaching different dye colors to different antibody types, the operator can view different cell types on a single slide. We believe this approach to diagnosis and prognosis of cancer is more cost effective than many genomic based approaches currently on the market. We believe the most economical way to enter the market with the MetaSite Breast test will be through contract manufacturing for these immunohistochemicals. We have identified over twenty contract manufacturers that we intent to interview upon successful completion of the Large Population Validation study in anticipation of marketing for the diagnostic. We believe these contract manufacturers have experience and expertise to cost effectively produce, package, and ship the MetaSite Breast test reagents to us.

Selling and Marketing

We expect to undertake planning and preparation for marketing of the MetaSite Breast test beginning in the calendar third quarter of 2012. We anticipate beginning to sell the MetaSite Breast test in a limited pilot marketing program as early as the second calendar quarter of 2013 upon our internal review of the data from the Large Population Validation study. We will concentrate our limited pilot marketing efforts first with opinion leaders at several large cancer centers with whom our management and members of our Scientific Advisory Board have relationships. These cancer centers include (i) New York-Presbyterian/Weill Cornell Medical Center, (ii) Montefiore Medical Center, the university hospital for the Albert Einstein College of Medicine, (iii) Memorial Sloan-Kettering Cancer Center which handles the largest number of breast cancer cases of any cancer center in the United States, and iv) the M.D. Anderson Cancer Center, the largest cancer center in the world. MetaStat is currently pursuing strategic relationships with these and other cancer centers in order to apprise the medical community of the utility of our novel diagnostic.

Assuming the successful completion of the Large Population Validation study, we anticipate we will commence full implementation of our selling and marketing strategy in the third calendar quarter of 2013 in conjunction with the anticipated publication of the results of the Large Population Validation study. We will focus on the entire oncology community, primarily medical and surgical oncologists. We plan to hire a sales staff with significant clinical oncology selling and marketing experience from leading biopharmaceutical, pharmaceutical and specialty reference laboratory companies. Our direct sales approach will focus on the clinical and economic benefits of the MetaSite Breast test and the scientific validation supporting it. Our marketing strategy will focus on educating physicians, laboratory personnel and other healthcare professionals regarding the development of our novel technology based on direct mechanistic markers and the value of the quantitative information our MetaSite Breast test will provide. We also plan to work closely with national and regional patient advocacy organizations that are focused on breast cancer care. Additionally, we intend to utilize the Internet for communicating with external constituencies, and develop our website to comprise the clinical information for healthcare professionals and educational information and materials for breast cancer patients.

We intend to promote our MetaSite Breast test through traditional marketing channels used by the biopharmaceutical and pharmaceutical industries. Additionally, we will seek to have the MetaSite Breast test included in updated guidelines on the use of breast cancer tumor markers by American Society of Clinical Oncology (“ASCO”). ASCO guidelines serve as a guide for doctors and outline appropriate methods of treatment and care. Our goal is to have oncologists order the MetaSite Breast test and have our Metastasis Score become a part of the standard pathologist’s report, including information on tumor size, grade, lymph node involvement, hormone status, and recurrence score (provided by the Oncotype DX test).

We believe the key factors that will drive adoption for our MetaSite Breast test include, but are not limited to, our commercial efforts, publication of peer-reviewed articles and/or studies, clinical presentations at major symposia and conferences such as ASCO, the inclusion of our MetaSite Breast test in clinical practice guidelines, and the adoption of favorable reimbursement coverage by payors including Medicare and Medicaid.

Reimbursement

Based on our discussions with the heads of the departments of breast medical oncology at major cancer treatment centers such as M.D. Anderson Cancer Center and Montefiore Medical Center, our MetaSite Breast test is expected to expand the field for diagnostics that will help payors lower costs through the implementation of customized cancer therapy. We hope to follow the recent roadmap established by Genomic Health, Inc. for its Onco type DX test for breast cancer to serve as a template for establishing a reimbursement strategy. When Genomic Health completed and published its 668 patient validation trial results for its Onco type DX test for breast cancer in 2004, it began receiving reimbursement from several regional payors. Shortly thereafter, Genomic Health entered into a reimbursement agreement with larger national payors.

Revenues for our clinical laboratory diagnostics that we expect to market and sell may come from several sources, including commercial third-party payors, such as insurance companies and health maintenance organizations (“HMOs”), government payors, such as Medicare and Medicaid in the United States, patient self-pay and, in some cases, from hospitals or referring laboratories who, in turn, may bill third-party payors. It is essential to our commercial success to get favorable reimbursement coverage by payors for our MetaSite Breast test.

In order to gain broad reimbursement coverage, we expect to have to expend substantial resources on educating payors such as Kaiser Permanente, Aetna, United Healthcare, and others on the following MetaSite Breast test attributes:

●	Test performance;

●	Clinical utility and effectiveness;

●	Peer-reviewed publication and consistent study outcomes;

●	Patient and physician demand; and

●	Improved economics.

In determining whether or not Medicare will pay for a test, the Centers for Medicare and Medicaid Services, or CMS, which oversees Medicare, can permit third party contractors who process and pay Medicare claims to make that determination or it can make a national coverage determination, which will bind all Medicare contractors. In addition, each state’s Medicaid program, which pays for services furnished to the eligible medically indigent, will usually make its own decision whether or not to cover our MetaSite Breast test. We anticipate that we will spend significant time and resources working with CMS in our effort to gain reimbursement coverage from Medicare and Medicaid.

Competition

The life science, biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary technologies and products. Any diagnostic product that we successfully develop and commercialize will compete with existing diagnostics as well as new diagnostics that may become available in the future. While we believe that our technology and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources.

We believe our main competition will be from existing diagnostic methods used by both pathologists and oncologists. It is difficult to change or augment these methods as they have been used for many years by treating physicians. In addition, capital equipment and kits or reagents offered to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which facilitates adoption more readily than diagnostic tests like ours that are performed outside the pathology laboratory.

We also face competition from competitors that develop diagnostic tests, such as Genomic Health, Inc., Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Other competition may come from companies that focus on gene profiling and gene or protein expression, including Celera Corporation, GE Healthcare, a business unit of General Electric Company, Hologic, Inc., Novartis AG, Myriad Genetics, Inc., Qiagen N.V. and Response Genetics, Inc., and many other public and private companies. Commercial laboratories, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. with strong distribution networks for diagnostic tests, may also compete with us.

Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. If we are unable to compete successfully against current or future competitors, we may be unable to gain market acceptance and therefore revenue from our diagnostics may be limited

Government Regulation

Clinical Laboratory Improvement Amendments of 1988

We anticipate that we will be a clinical reference laboratory as defined under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), and as such we will be required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing.

We have consulted with FDA regulatory counsel in advance of a meeting with the FDA and have formulated a plan to apply for a certificate of accreditation under CLIA after completion of the Large Population Validation study to perform testing as well as for accreditation by the College of American Pathologists. We believe we will be subject to survey and inspection every two years to assess compliance with program standards. The standards applicable to the testing, which we anticipate performing, may change over time. Should regulatory compliance requirements become substantially more costly in the future, we cannot assure that we will be able to operate profitably.

If our clinical reference laboratory falls out of compliance with CLIA requirements, we may be subject to sanctions such as suspension, limitation or revocation of our CLIA certificate, as well as directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit or criminal penalties. Additionally, we must maintain CLIA compliance and certification to be eligible to bill for tests provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanction, our business would be harmed.

United States Food and Drug Administration

The United States Food and Drug Administration, or the FDA, regulates the sale or distribution, in interstate commerce, of medical devices, including in vitro diagnostic test kits. Devices subject to FDA regulation must undergo pre-market review prior to commercialization unless the device is of a type exempted from such review.  In addition, manufacturers of medical devices must comply with various regulatory requirements under the Federal Food, Drug and Cosmetic Act and regulations promulgated under that Act, including quality system review regulations, unless exempted from those requirements for particular types of devices.  Entities that fail to comply with FDA requirements can be liable for criminal or civil penalties, such as recalls, detentions, orders to cease manufacturing and restrictions on labeling and promotion.

Clinical laboratory services are not subject to FDA regulation, but in vitro diagnostic test kits and reagents and equipment used by these laboratories may be subject to FDA regulation. Clinical laboratory tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called “home brew” tests. Most home brew tests currently are not subject to premarket review by FDA although analyte-specific reagents or software provided to us by third parties and used by us to perform home brew tests may be subject to review by the FDA prior to marketing.  Although we have not confirmed this with the FDA, we believe our MetaSite Breast test will not be subject to regulation under current FDA policies. We believe that the container we provide for collection and transport of tumor samples from a pathology laboratory to our laboratory is a medical device subject to FDA regulation but exempt from premarket review. We cannot provide any assurance that FDA regulation, including premarket review, will not be required in the future for the MetaSite Breast test. If premarket review is required, this would adversely affect our business until such review is completed and approval or clearance to market is obtained. If premarket review is required by the FDA, there can be no assurance that our test will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, subject us to inspection by the FDA and to the requirements of the FDA and penalties for failure to comply with the requirements of the FDA. Should any of the clinical laboratory device reagents obtained by us from vendors and used in conducting our home brew test be affected by future regulatory actions, we could be adversely affected by those actions, including increased cost of testing or delay, limitation or prohibition on the purchase of reagents necessary to perform testing.

Health Insurance Portability and Accountability Act

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the United States Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information used or disclosed by health care providers, which we believe we will be subject. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties.

We plan on developing policies and procedures to comply with these regulations by any respective compliance enforcement dates. The requirements under these regulations may change periodically and could have an adverse effect on our business operations if compliance becomes substantially more costly than under current requirements.

In addition to federal privacy regulations, there are a number of state laws governing confidentiality of health information that will be applicable to our operations. New laws governing privacy may be adopted in the future as well. We will take steps to comply with health information privacy requirements to which we are aware that we will be subject. However, we can provide no assurance that we will be in compliance with diverse privacy requirements in all of the jurisdictions in which we do business. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse impact on our business.

Federal and State Physician Self-referral Prohibitions

We are subject to the federal physician self-referral prohibitions, commonly known as the Stark Law, and expect to be subject to similar restrictions under California’s Physician Ownership and Referral Act, commonly known as PORA. Together, these restrictions generally prohibit us from billing a patient or any governmental or private payor for any test when the physician ordering the test, or any member of such physician’s immediate family, has an investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition.

Both the Stark Law and PORA contain an exception for referrals made by physicians who hold investment interests in a publicly traded company that has stockholders’ equity exceeding $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years, and which satisfies certain other requirements. In addition, both the Stark Law and PORA contain an exception for compensation paid to a physician for personal services rendered by the physician.

However, in the event that we enter into any compensation arrangements with physicians, we cannot be certain that regulators would find these arrangements to be in compliance with Stark, PORA or similar state laws. In such event, we would be required to refund any payments we receive pursuant to a referral prohibited by these laws to the patient, the payor or the Medicare program, as applicable.

Sanctions for a violation of the Stark Law include the following:

•	denial of payment for the services provided in violation of the prohibition;

•	refunds of amounts collected by an entity in violation of the Stark Law;

•	a civil penalty of up to $15,000 for each service arising out of the prohibited referral;

•	possible exclusion from federal healthcare programs, including Medicare and Medicaid; and

•	a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law’s prohibition.

These prohibitions apply regardless of the reasons for the financial relationship and the referral. No finding of intent to violate the Stark Law is required for a violation.  In addition, under an emerging legal theory, knowing violations of the Stark Law may also serve as the basis for liability under the Federal False Claims Act.

Further, a violation of PORA is a misdemeanor and could result in civil penalties and criminal fines. Finally, other states have self-referral restrictions with which we have to comply that differ from those imposed by federal and California law. It is possible that any financial arrangements that we may enter into with physicians could be subject to regulatory scrutiny at some point in the future, and we cannot provide assurance that we will be found to be in compliance with these laws following any such regulatory review.

Federal and State Anti-kickback Laws

The Federal Anti-kickback Law, or Anti-kickback Law, makes it a felony for a provider or supplier, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any federal health care program. A violation of the Anti-kickback Law may result in imprisonment for up to five years and fines of up to $250,000 in the case of individuals and $500,000 in the case of organizations. Convictions under the Anti-kickback Law result in mandatory exclusion from federal health care programs for a minimum of five years. In addition, HHS has the authority to impose civil assessments and fines and to exclude health care providers and others engaged in prohibited activities from Medicare, Medicaid and other federal health care programs.

Actions which violate the Anti-kickback Law or similar laws may also involve liability under the Federal False Claims Act, which prohibits the knowing presentation of a false, fictitious or fraudulent claim for payment to the United States Government. Actions under the Federal False Claims Act may be brought by the Department of Justice or by a private individual in the name of the government.

Although the Anti-kickback Law applies only to federal health care programs, a number of states, including New York, have passed statutes substantially similar to the Anti-kickback Law pursuant to which similar types of prohibitions are made applicable to all other health plans and third-party payors.

Federal and state law enforcement authorities scrutinize arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals and opportunities. The law enforcement authorities, the courts and the United States Congress have also demonstrated a willingness to look behind the formalities of a transaction to determine the underlying purpose of payments between health care providers and actual or potential referral sources. Generally, courts have taken a broad interpretation of the scope of the Anti-kickback Law, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce future referrals.

In addition to statutory exceptions to the Anti-kickback Law, regulations provide for a number of safe harbors. If an arrangement meets the provisions of a safe harbor, it is deemed not to violate the Anti-kickback Law. An arrangement must fully comply with each element of an applicable safe harbor in order to qualify for protection.

Among the safe harbors that may be relevant to us is the discount safe harbor. The discount safe harbor potentially applies to discounts provided by providers and suppliers, including laboratories, to physicians or institutions where the physician or institution bills the payor for the test, not when the laboratory bills the payor directly. If the terms of the discount safe harbor are met, the discounts will not be considered prohibited remuneration under the Anti-kickback Law. We anticipate that this safe harbor may be potentially applicable to any agreements that we enter into to sell tests to hospitals where the hospital submits a claim to the payor.

The personal services safe harbor to the Anti-kickback Law provides that remuneration paid to a referral source for personal services will not violate the Anti-kickback Law provided all of the elements of that safe harbor are met. One element is that, if the agreement is intended to provide for the services of the physician on a periodic, sporadic or part-time basis, rather than on a full-time basis for the term of the agreement, the agreement specifies exactly the schedule of such intervals, their precise length, and the exact charge for such intervals. Failure to meet the terms of the safe harbor does not render an arrangement illegal. Rather, such arrangements must be evaluated under the language of the statute, taking into account all facts and circumstances.

In the event that we enter into relationships with physicians, hospitals and other customers, there can be no assurance that our relationships with those physicians, hospitals and other customers will not be subject to investigation or a successful challenge under such laws. If imposed for any reason, sanctions under the Anti-kickback Law or similar laws could have a negative effect on our business.

Other Federal and State Fraud and Abuse Laws

In addition to the requirements that are discussed above, there are several other health care fraud and abuse laws that could have an impact on our business. For example, provisions of the Social Security Act permit Medicare and Medicaid to exclude an entity that charges the federal health care programs substantially in excess of its usual charges for its services. The terms “usual charge” and “substantially in excess” are ambiguous and subject to varying interpretations.

Further, the Federal False Claims Act prohibits a person from knowingly submitting a claim, making a false record or statement in order to secure payment or retaining an overpayment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Violation of these provisions may result in fines, imprisonment or both, and possible exclusion from Medicare or Medicaid programs.

New York Laboratory Licensing

We anticipate that our clinical reference laboratory will be located in New York. Accordingly, we will be required to be licensed by New York, under New York laws and regulations, which establish standards for:

•	day-to-day operation of a clinical laboratory, including training and skill levels required of laboratory personnel;

•	physical requirements of a facility;

•	equipment; and

•	quality control.

We expect to apply for and receive the licenses necessary for our clinical reference laboratory for our MetaSite Breast test. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. If a laboratory is not in compliance with New York statutory or regulatory standards, the New York State Department of Health may suspend, limit, revoke or annul the laboratory’s New York license, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory’s operator being found guilty of a misdemeanor under New York law. In the event that we should be found not to be in compliance with New York laboratory requirements, we could be subject to such sanctions, which could harm our business.

Other States’ Laboratory Testing

Florida, Maryland, Pennsylvania and Rhode Island require out-of-state laboratories which accept specimens from those states to be licensed. We expect to obtain licenses in those states.

From time to time, we may become aware of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states do have such requirements or will have such requirements in the future.  If we identify any other state with such requirements or if we are contacted by any other state advising us of such requirements, we intend to comply with such requirements.

Compliance with Environmental Laws

We expect to be subject to regulation under federal, state and local laws and regulations governing environmental protection and the use, storage, handling and disposal of hazardous substances. The cost of complying with these laws and regulations may be significant. Our planned activities may require the controlled use of potentially harmful biological materials, hazardous materials and chemicals. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have.

Employees

As of February 29, 2012, we had one full-time and two part-time employees.  Warren C. Lau, our president, chief executive officer and chief financial officer, was our only full time employee.  Dr. Oscar M. Bronsther, M.D., F.A.C.S, our chief medical officer and chairman of our board of directors, and Daniel Schneiderman, our non-executive vice president, were our part-time employees.

Patents and Intellectual Property

MetaStat has retained qualified patent counsel in all matters relating to our technologies. This has been accomplished in conjunction with the resources of Einstein, M.I.T., Cornell and the IFO-Regina. We believe that clear and extensive patent coverage for our technologies is central to our long-term success and we will invest accordingly. This applies to both domestic and international patent coverage.

On August 26, 2010, MetaStat entered into a License Agreement (the “License Agreement”) with Einstein, M.I.T., Cornell and IFO-Regina. The License Agreement covers pending patent applications, patent disclosures, cell lines and technology surrounding discoveries in the understanding of the underlying mechanisms of metastasis in solid tumor epithelial cancers. The License Agreement calls for certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under the agreement.

The intellectual property covered by the License Agreement are summarized as follows:

1.
U.S. Provisional Patent Application No. 61/276,263, entitled “Tumor Microenvironment of Metastasis (TMEM) and Uses Thereof in Diagnosis, Prognosis, and Treatment of Tumors”, inventors: Frank Gertler, John Condeelis, Thomas Rohan, and Joan Jones; assigned to MIT, Cornell (D-4846) and Einstein (96700/1532);

2.
U.S. Continuation-in-part of PCT/US08/1343, entitled “Metastasis specific splice variants of Mena and uses thereof in diagnosis, prognosis and treatment of tumors”, inventors: John Condeelis, Sumanta Goswami, Paola Nistico, and Frank Gertler; assigned to Einstein, IFO and MIT (96700/1343);

3.
U.S. Patent Application No. 12/462,324, entitled “Metastasis specific splice variants of Mena and uses thereof in diagnosis, prognosis and treatment of tumors”, inventors: John Condeelis, Sumanta Goswami, Paola Nistico, and Frank Gertler; assigned to Einstein, IFO and MIT (96700/1533);

4.
European Patent Application No. 08713370.8, entitled “Metastasis specific splice variants of Mena and uses thereof in diagnosis, prognosis and treatment of tumors”, inventors: John Condeelis, Sumanta Goswami, Paola Nistico, and Frank Gertler; assigned to Einstein, IFO and MIT (96700/1534); and

5.
Canadian Patent Application No. 2,676,179, entitled “Metastasis specific splice variants of Mena and uses thereof in diagnosis, prognosis and treatment of tumors”, inventors: John Condeelis, Sumanta Goswami, Paola Nistico, and Frank Gertler; assigned to Einstein, IFO and MIT (96700/1535).

Pursuant to the License Agreement, we have the right to initiate legal proceedings on our behalf or in the Licensors’ names, if necessary, against any infringer, or potential infringer, of an licensed intellectual property who imports, makes, uses, sells or offers to sell products. Any settlement or recovery received from any such proceeding shall be divided eighty percent (80%) to us and twenty percent (20%) to the Licensors after we deduct from any such settlement or recovery our actual counsel fees and out-of-pocket expenses relative to any such legal proceeding. If we decide not to initiate legal proceedings against any such infringer, then the Licensors shall have the right to initiate such legal proceedings. Any settlement or recovery received from any such proceeding initiated by the Licensors shall be divided twenty percent (20%) to us and eighty percent (80%) to the Licensors after the Licensors deduct from any such settlement or recovery their actual counsel fees and out-of-pocket expenses relative to any such legal proceeding.

Additionally, effective in March 2012, we entered into two additional license agreements with Einstein. The second license agreement with Einstein (the “Second License Agreement”) and the third license agreement with Einstein (the “Third License Agreement”) both cover pending patent applications, patent disclosures, cell lines and technology surrounding discoveries in the understanding of the underlying mechanisms of metastasis in solid tumor epithelial cancers. The Second License Agreement and the Third License Agreement both require certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under such agreements.

The intellectual property covered by the Second License Agreement are summarized as follows:

1.	U.S. Patent Application No. 11/659,514 entitled “Isolation, Gene Expression, And Chemotherapeutic Resistance Of Motile Cancer Cells”; inventor: John S. Condeelis (96700/1225); and

2.	Canadian Patent Application No. 2,576,702 entitled “Isolation, Gene Expression, And Chemotherapeutic Resistance Of Motile Cancer Cells”; inventor: John S. Condeelis (96700/1223); and

3.	European Patent Application No. 05807467.5 entitled “Isolation, Gene Expression, And Chemotherapeutic Resistance Of Motile Cancer Cells”; inventor: John S. Condeelis (96700/1224); and
4.	U.S. Provisional Patent Application (pending) entitled “Human Invasion Signature For Prognosis Of Metastatic Risk”; inventors: John S. Condeelis and Antonia Patsialou (96700/1720).

The intellectual property covered by the Third License Agreement are summarized as follows:

1.
U.S. Patent Application No. 12/998,237 (based on PCT International Patent Application No. PCT/2009/005851) entitled “An In Vivo Quantitative Screening Test For Anti-Metastasis Treatment Efficacy” ; inventors: Jeffrey Edward Segall, John Condeelis, Dmitriy Kedrin, Jacco van Rheenen, Bojana Gligorijevic (96700/1707).

We have received notice of allowance from the United States Patent and Trademark Office for a trademark covering the use of the name MetaStat and our company’s logo, an example of which is shown below.

We are also seeking trademark protection for MetaSite, MetaSite Breast, MenaCalc, MenaCalc Breast, MenaCalc Lung, MenaCalc Prostate, and MenaBloc.

We also seek to ensure a competitive position and add to our intellectual property portfolio through partnerships, joint development and joint venture agreements.

Insurance

We have general and umbrella liability insurance as well as directors and officers insurance in amounts that we believe comply with industry standards.

Corporate Structure

We were incorporated on March 28, 2007 under the laws of the State of Nevada.  From inception until November of 2008, our business plan was to produce and market inexpensive solar cells and in November 2008, our board of directors determined that the implementation of our business plan was no longer financially feasible.  At such time, we discontinued the implementation of our prior business plan and pursued an acquisition strategy, whereby we sought to acquire a business. Based on these business activities, until February 27, 2012, we were considered a development stage company and a "blank check" company, with no or nominal assets (other than cash) and no or nominal operations.

MetaStat BioMedical, Inc. (“MBM”) (formerly known as MetaStat, Inc.), our Delaware operating subsidiary, was incorporated in the State of Texas on July 22, 2009 and re-incorporated in the State of Delaware on August 26, 2010.  MBM was formed to allow cancer patients to benefit from the latest discoveries in how cancer spreads to other organs in the body. The Company’s mission is to become an industry leader in the emerging field of personalized cancer therapy.

On February 27, 2012 (the “Closing Date”), we consummated a share exchange as more fully described below, whereby we acquired all the outstanding shares of MBM and, MBM became our wholly owned subsidiary. From and after the share exchange, our business is conducted through our wholly owned subsidiary, MBM, and the discussion of our business is that of our current business which is conducted through MBM.

Prior to April 9, 2012, our company name was Photovoltaic Solar Cells, Inc. For the sole purpose of changing our name, on April 9, 2012, we merged with a newly-formed, wholly owned subsidiary incorporated under the laws of Nevada called MetaStat, Inc. As a result of the merger, our corporate name was changed to MetaStat, Inc.  In May 2012 we changed the name of our Delaware operating subsidiary to MetaStat BioMedical, Inc. from MetaStat, Inc.

Share Exchange and the February 2012 Private Placement

Share Exchange

On the Closing Date, we entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among us, MBM, the holders of all outstanding shares of MBM (the “MBM Shareholders”) and Waterford Capital Acquisition Co IX, LLC, our principal shareholder (the “Company Principal Shareholder”), whereby we acquired all of the outstanding shares of MBM (the “MBM Shares”) from the MBM Shareholders.  In exchange, we issued to the MBM Shareholders an aggregate of 18,369,421 shares of our common stock (the “Exchange Shares”), equal to 95.6% of our outstanding shares of common stock after such issuance.  As a result of the transactions contemplated by the Exchange Agreement (collectively, the “Share Exchange”), MBM became our wholly owned subsidiary. Pursuant to the Exchange Agreement, we assumed warrants to purchase up to 780,511 shares of MBM’s common stock, with exercise prices ranging between $1.50 and $2.00 per share on a 2.2-for-1 basis, equivalent to 1,717,122 shares of our common stock with exercise prices ranging from $0.68 to $0.91 per share. Immediately prior to the Share Exchange, we converted approximately $336,075 of debt owed to the Company Principal Shareholder into 309,595 shares of our common stock (the “Debt Conversion”) and issued an aggregate of 36,000 shares of our common stock to certain of our officers, directors and consultants in consideration for services rendered to us, leaving 840,000 shares of our common stock outstanding immediately prior to the issuance of the Exchange Shares. Additionally, immediately prior to the Share Exchange, we issued five-year warrants to purchase up to an aggregate of 350,000 shares of our common stock at an exercise price of $1.40 per share, of which warrants to purchase 337,500 shares were issued for a purchase price of $21,000 and warrants to purchase 12,500 shares were issued for services rendered to us prior to the Share Exchange  (the “Warrant Financing”). We used the proceeds of the Warrant Financing to pay off all of our liabilities prior to the Share Exchange.

On the Closing Date, we assumed MBM’s 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”) and reserved 1,116,789 shares of our common stock for the benefit of our employees, nonemployee directors and consultants. All 507,500 options outstanding under the 2012 Plan were converted, on a 2.2-for-1 basis, into the right to receive options to purchase up to 1,116,500 shares of our common stock with an exercise price of $0.68 per share.  On May 21, 2012, we increased the number of authorized and unissued shares of common stock reserved for issuance pursuant to the 2012 Plan to 3,316,789.

February 2012 Private Placement

Immediately after the Share Exchange, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors identified therein (collectively, the “February Investors”) for the issuance and sale in a private placement consisting of, in the aggregate, (a) 865,000 shares of common stock, par value $0.0001 per share (the “Shares”) and (b) four-year warrants to purchase up to 216,250 shares of common stock, at an exercise price of $1.40 per share (the “Warrant Shares”), for aggregate gross proceeds of $865,000 (the “February 2012 Private Placement”). The initial closing of the February 2012 Private Placement occurred on the Closing Date in the amount of $675,000 and a second and final closing of the February 2012 Private Placement occurred on March 13, 2012 in the amount of $190,000.

In connection with the February 2012 Private Placement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with the February Investors, in which we agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the Shares, the Warrant Shares and the common stock underlying warrants held by certain other of our stockholders, within 120 calendar days of the Closing Date, and to have the Registration Statement declared effective within 180 calendar days of the Closing Date or within 270 calendar days of the Closing Date in the event of a full review of the Registration Statement by the SEC.

Following the closing of the Share Exchange, the Debt Conversion, the Warrant Financing and the February 2012 Private Placement, we had outstanding (i) 20,074,422 shares of common stock, (ii) warrants to purchase up to 2,283,372 shares of our common stock and (iii) options to purchase up to 1,116,500 shares of our common stock.

Principal Executive Offices

Our principal executive offices are located at 4 Autumnwood Court, The Woodlands, Texas, and the telephone number at this address is (281) 363-0003.  Our website is http://metastat.com.  Information contained on our website does not constitute part of, and is not deemed incorporated by reference into, this Form 10-K.

Item 1A.	RISK FACTORS

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this on Form 10-K or that we have made or will make elsewhere.

Risks Relating to Our Business

We are at an early stage of development as a company and do not have, and may never have, any products that generate revenues.

We are at an early stage of development as a life sciences company. At this time, we do not have any commercial products that generate revenues. Our existing product candidates will require additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they could provide any revenues. Given the stage of development where we are, we expect to be able to begin initial pilot marketing as early as the second calendar quarter 2013 for the MetaSite Breast test and commence full implementation of our sales and marketing strategy as early as the third calendar quarter of 2013 in conjunction with the anticipated publication of the results from the Large Population Validation study. If we are unable to develop, receive approval for, or successfully commercialize any of our product candidates, we will be unable to generate significant revenues, or any revenues at all. If our development programs are delayed, we may have to raise additional capital or reduce or cease our operations.

We have a history of losses, and we expect to incur net losses for the foreseeable future.

We have incurred substantial net losses since our inception. For the fiscal years ended February 29, 2012 and 2011, we incurred net losses of $2,426,654 and $363,175, respectively. From our inception in July 2009 through February 29, 2012, we had an accumulated deficit of approximately $2,841,900. To date, we have not achieved, and we may never achieve, revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing and enhancing our existing test, the MetaSite Breast test, and to continue to develop the MenaCalc™ family of diagnostics including MenaCalc Breast™, MenaCalc Lung™, MenaCalc Prostate™ and the MenaBloc™ Therapeutic, and to develop future diagnostic tests and therapies. We expect to incur additional losses in the future, and we may never achieve profitability.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.

In recent years, we have incurred significant costs in connection with the development of our MetaSite Breast, MenaCalc Lung and MenaCalc Prostate tests, as well as the MenaBloc Therapeutic. Our research and development expenses were $854,550 and $169,855 for the fiscal years ended February 29, 2012 and February 28,2011. We expect our research and development expense levels to remain high for the foreseeable future as we seek to expand the clinical utility of the MetaSite Breast test and develop additional diagnostics in our product portfolio. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.

We do not have our own research facilities and will be dependent on third parties for product development.

We do not have our own research and development facilities and may engage consultants and independent contract research organizations to design and conduct clinical trials in connection with the development of our products. As a result, these important aspects of a product's development will be outside of our direct control. In addition, there can be no assurance that such third parties will perform all of their obligations under arrangements with us or will perform those obligations satisfactorily.

If we fail to obtain additional financing, we will be unable to complete the development and commercialization of our product candidates or continue our research and development programs.

In addition to the funds raised in our recent private placements, we may be required to raise additional capital to complete the development and commercialization of our current and future product candidates. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, diagnostic tests and/or therapeutics.

If third-party payors, including managed care organizations and Medicare, do not provide reimbursement or rescind their reimbursement policies for our products, their commercial success could be compromised.

The MetaSite Breast test has an anticipated list price of $2,595.00. Physicians and patients may decide not to order the MetaSite Breast test unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion or all of the test’s price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including our MetaSite Breast test and any of our future diagnostics and therapies. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

●	not experimental or investigational,
●	medically necessary,
●	appropriate for the specific patient,
●	cost-effective, and
●	supported by peer-reviewed publications.

Since each payor makes its own decision as to whether to establish a policy to reimburse, seeking these approvals is a time-consuming and costly process. To date, we have not secured policy-level reimbursement approval from any third-party payors and have no approvals for state Medicaid programs. We cannot be certain that coverage for our products will be provided in the future by any third-party payors.

Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers such as Blue Cross and Blue Shield plans, which collectively provide healthcare coverage for nearly one-third of all Americans, as grounds to deny coverage for a test or procedure. These assessments have not yet been carried for the MetaSite Breast test. We can offer no assurance that these evaluations will ever be conducted, and if conducted, will result in a positive conclusion resulting in any third party reimbursement to us.

Insurers, including managed care organizations as well as government payors such as Medicare, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, the United States Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement for Medicare services may be implemented from time to time. Reductions in the reimbursement rates of other third-party payors have occurred and may occur in the future. These measures have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry.

If we are unable to obtain reimbursement approval from private payors and Medicare and Medicaid programs for our products, or if the amount reimbursed is inadequate, our ability to generate revenues from our products could be limited. Even if we are being reimbursed, insurers may withdraw their coverage policies or cancel their contracts with us at any time or stop paying for our tests, which would reduce our revenue.

We may experience delays in our clinical trials that could adversely affect our financial position and our commercial prospects.

Any delays in completing our clinical trials may delay our ability to raise additional capital or to generate revenue from product sales, and we may have insufficient capital resources to support our operations.  Even if we have sufficient capital resources, the ability to become profitable will be delayed if there are problems with the timing or completion of our clinical trials.

Adverse events in our clinical trials may force us to stop development of our product candidates or prevent regulatory approval, if needed, of our product candidates.

Our technology platform may provide us the opportunity to develop therapeutic candidates to preemptively suppress or eliminate metastasis. The eventual testing of our product candidates in human clinical trials may produce serious adverse events. These adverse events could interrupt, delay or halt clinical trials of product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications. An independent data safety monitoring board, the FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. We cannot assure that any of our product candidates will be safe for human use.

If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will be unable to market them.

The regulatory approval process typically is extremely expensive, takes many years and the timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our current or future product candidates, we will be unable to market and sell such products and therefore may never be profitable. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including: (i) a product candidate may not be safe or effective; (ii) the manufacturing processes or facilities we has selected may not meet the applicable requirements; and (iii) changes in FDA’s approval policies or adoption of new regulations may require additional work. Any delay in, or failure to receive or maintain, regulatory approval for any of our products could prevent we from ever generating meaningful revenues or achieving profitability.

Even if we receive regulatory approvals, our product candidates may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those product candidates from the market. In addition, a marketed product continues to be subject to strict regulation after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including our withdrawal from the market. Any delay in, or failure to receive or maintain regulatory approval for, any of our products could prevent us from ever generating meaningful revenues or achieving profitability.

 If the FDA were to begin regulating our MetaSite Breast test, we could experience significant delays in commercializing the test, be forced to stop our sales, experience significant delays in commercializing any future products, incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval as well as experience decreased demand for our products and demand for reimbursement of our products.

Clinical laboratory tests like the MetaSite Breast test are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as administered through the CMS, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called laboratory development tests, or LDTs. Most LDTs currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that the MetaSite Breast test is not a diagnostic kit and also believe that it is an LDT. As a result, we believe the MetaSite Breast test should not be subject to regulation under established FDA policies. The FDA may decide at any time at its sole discretion to modify these rules, or the United States Congress may enact new legislation, resulting in the need for us to conduct further trials in order to qualify the MetaSite Breast test for marketing approval. This may reduce or eliminate any potential revenue from sales of the MetaSite Breast test and may necessitate further round(s) of fund raising resulting in substantial dilution to investors.

Testing of potential products may be required and there is no assurance of FDA or any other regulatory approval.

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of both therapeutic and diagnostic biomedical products, through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or more and varies substantially based upon the type, complexity, and novelty of the product. The effect of government regulation and the need for FDA approval may be to delay marketing of new products for a considerable period of time, to impose costly procedures upon our activities, and to provide an advantage to larger companies that compete with us. There can be no assurance that FDA or other regulatory approval for any products developed by us will be granted on a timely basis or at all. Any such delay in obtaining, or failure to obtain, such approvals would materially and adversely affect the marketing of any contemplated products and the ability to earn product revenue. Further, regulation of manufacturing facilities by state, local, and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on our ability to utilize any of our technologies, thereby adversely affecting our operations. Human diagnostic and pharmaceutical products are subject to rigorous preclinical testing and clinical trials and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate United States and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country. Among the uncertainties and risks of the FDA approval process are the following: (i) the possibility that studies and clinical trials will fail to prove the safety and efficacy of the product, or that any demonstrated efficacy will be so limited as to significantly reduce or altogether eliminate the acceptability of the product in the marketplace, (ii) the possibility that the costs of development, which can far exceed the best of estimates, may render commercialization of the drug marginally profitable or altogether unprofitable, and (iii) the possibility that the amount of time required for FDA approval of a product may extend for years beyond that which is originally estimated. In addition, the FDA or similar foreign regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in FDA policy and the establishment of additional regulations during the period of product development and FDA review. Similar delays or rejections may be encountered in other countries.

If we were required to conduct additional clinical trials prior to marketing our diagnostic tests, those trials could lead to delays or failure to obtain necessary regulatory approvals and harm our ability to become profitable.

The FDA requires extensive pre-market clinical testing prior to submitting a regulatory application for commercial sales. Our MetaSite Breast test and our product candidates require pre-market clinical trials, and whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory approval for our test. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our test, or to become profitable.

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We plan to obtain a certificate of accreditation under CLIA to perform testing. To renew the certificate of accreditation, we will be subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our laboratory. Currently, CLIA regulations do not include specific standards for a genetic specialty.

If we were to lose our CLIA accreditation or appropriate state license(s), whether as a result of a revocation, suspension or limitation, we would no longer be able to sell our MetaSite Breast test, or other diagnostic tests, which would significantly harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states.

We are subject to other regulations by both the federal government and the states in which we conduct our business, including:

●	Medicare billing and payment regulations applicable to clinical laboratories;

●	the federal Medicare and Medicaid Anti-kickback Law and state anti-kickback prohibitions;

●	the federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;

●	the federal Health Insurance Portability and Accountability Act of 1996;

●	the Medicare civil money penalty and exclusion requirements; and

●	the federal civil and criminal False Claims Act.

We have and will continue to adopt policies and procedures designed to comply with these laws, including policies and procedures relating to financial arrangements between us and physicians who refer patients to us. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance is also subject to governmental review. The growth of our business and sales organization may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these laws and regulations is further increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

Initially our financial results will depend on sales of one test, the MetaSite Breast test, and we will need to generate sufficient revenues from this and other diagnostics or therapies to run our business.

For the foreseeable future, we expect to derive substantially all of our revenues from sales of one test, the MetaSite Breast test. We anticipate commencing full implementation of our sales and marketing strategy as early as the third calendar quarter of 2013 in conjunction with the anticipated publication of the results of the Large Population Validation study. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing test.  We do not currently expect to commercialize these additional tests for additional cancer indications until at least 2014, and we are not currently able to estimate when we may be able to commercialize therapeutics for cancer metastasis or whether we will be successful in doing so.  If we are unable to increase sales of the MetaSite Breast test or to successfully develop and commercialize other tests, enhancements, or therapeutics, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

We may experience limits on our revenues if physicians decide not to order our tests.

If medical practitioners do not order the MetaSite Breast test or any future tests developed by us, we will likely not be able to create demand for our products in sufficient volume for us to become profitable. To generate demand, we will need to continue to make oncologists, surgeons and pathologists aware of the benefits of the MetaSite Breast test and any products we may develop in the future through published papers, presentations at scientific conferences and one-on-one education by our sales force. Some physicians may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if patients recommend that their physicians use our test, physicians may still decide not to use the MetaSite Breast test, either because they have not been made aware of its utility or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the physician population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability. In addition, we will need to demonstrate our ability to obtain adequate reimbursement coverage from third-party payors.

We may experience limits on our revenues if patients decide not to use our test.

Some patients may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our test, patients may still decide not to use the MetaSite Breast test, either because they do not want to be made aware of the likelihood of metastasis or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the patient population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability.

If we are unable to develop products to keep pace with rapid technological, medical and scientific change, our operating results and competitive position would be harmed.

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. These advances require us to continuously develop new products and enhance existing products to keep pace with evolving standards of care. Our tests could become obsolete unless we continually innovate and expand our products to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we are unable to demonstrate the applicability of our test to new treatments, then sales of our test could decline, which would harm our revenues.

If we become subject to product liability claims, the damages may exceed insurance coverage levels.

We will obtain liability insurance for our product candidates as each is entered into large population validation studies and/or any other studies where such liability insurance is needed. We cannot predict all of the possible harms or side effects that may result from the use of our products and, therefore, the amount of insurance coverage we currently hold, or that we or our collaborators may obtain, may not be adequate to protect us from any claims arising from the use of our products that are beyond the limit of our insurance coverage. If we cannot protect against potential liability claims, we or our collaborators may find it difficult or impossible to commercialize our products, and we may not be able to renew or increase our insurance coverage on reasonable terms, if at all.

If we are unable to develop adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize our products effectively.

We may have a limited infrastructure in sales, marketing and distribution. To directly market and distribute any products, we must effectively build a sales and marketing organization with appropriate technical expertise and distribution capabilities. We may not be able to establish sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms.

In the future we may rely on third party manufacturers. We may be unable to control the availability or cost of producing our products.

There can be no assurance that our products, if commercialized, can be manufactured in sufficient commercial quantities, in compliance with regulatory requirements and at an acceptable cost. Establishing a replacement source for any of our products could require significant time and additional expense. Furthermore, third party manufacturers may encounter manufacturing or quality control problems or may be unable to obtain or maintain the necessary governmental licenses and approvals to manufacture our products. Any such failure could delay or prevent we from receiving regulatory approvals and marketing our products.

If we do not find development and commercialization collaborators for our product candidates, we may have to reduce or delay our rate of product development and commercialization and increase our expenditures.

We may enter into relationships with selected biotechnology companies to help develop and commercialize our product candidates, especially in the field of therapeutics. If we are not able to establish such collaborative arrangements, we may have to reduce or delay further development of some of our programs, increase our planned expenditures and undertake development and commercialization activities at our own expense.

If we enter into development or commercialization collaborations with biotechnology companies, these relationships will also be subject to a number of risks, including: (i) collaborators may not pursue further development and commercialization of products resulting from collaborations or may elect not to renew research and development programs; (ii) collaborators may delay clinical trials, underfund a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require the development of a new formulation of a product candidate for clinical testing; (iii) a collaborator with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of these products; and (iv) disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant legal proceedings.

Once we have a laboratory facility, it will be our sole laboratory facility and should it become inoperable, we will be unable to perform our test and our business will be harmed.

We do not currently have laboratory facilities. However, we do expect to open a laboratory facility in New York. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

In order to rely on a third party to perform our tests, we could only use another facility with established state licensure and CLIA accreditation under the scope of which our MetaSite Breast test could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing to adopt the MetaSite Breast test and comply with the required procedures, or that this laboratory would be willing to perform the tests for us on commercially reasonable terms. In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us would be subject to certification under CLIA and licensed by several states, including California and New York, which can take a significant amount of time and result in delays in our ability to begin operations.

Changes in healthcare policy could subject us to additional regulatory requirements that may interrupt commercialization of the MetaSite Breast test and increase our costs.

Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments. We developed our commercialization strategy for the MetaSite Breast test based on existing healthcare policies. Changes in healthcare policy, such as the creation of broad limits for diagnostic products in general or requirements that Medicare patients pay for portions of tests or services received, could substantially interrupt the sales of the MetaSite Breast test, increase costs and divert management’s attention. For example, in 1989, the United States Congress passed federal self-referral prohibitions commonly known as the Stark Law, significantly restricting, regulating and changing laboratories’ relationships with physicians. The Patient Protection and Affordable Care Act signed into law on March 23, 2010 may subject the pricing of health care goods and services, including diagnostics and prescription drugs, to government control and to make other thus far unforeseen changes to United States health care system. It is uncertain what actions federal, state, or private payors for health care treatment and services may take in response to this or any subsequent legislation. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

We rely on a limited number of suppliers or, in some cases, a sole supplier, for some of our laboratory instruments and materials and may not be able to find replacements in the event our supplier no longer supplies that equipment.

We rely solely on Leica Microsystems GmbH (“Leica”), a German company owned by Danaher Corporation, a company listed on the New York Stock Exchange, to supply some of the laboratory equipment on which we perform our tests. We will periodically forecast our needs for laboratory equipment and enter into standard purchase orders or leasing arrangements with Leica based on these forecasts. We believe that there are relatively few equipment manufacturers other than Leica that are currently capable of supplying the equipment necessary for the MetaSite Breast test. Even if we were to identify other suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Leica the quality and quantity of equipment we require for the MetaSite Breast test, we may need to reconfigure our test process, which would result in delays in commercialization or an interruption in sales. If any of these events occur, our business and operating results could be harmed. Additionally, if Leica deems us to have become uncreditworthy, it has the right to require alternative payment terms from us, including payment in advance. We may also be required to indemnify Leica against any damages caused by any legal action or proceeding brought by a third party against Leica for damages caused by our failure to obtain required approval with any regulatory agency.

We may also rely on several sole suppliers for certain laboratory materials such as reagents, which we use to perform our tests. Although we believe that we will be able to develop alternate sourcing strategies for these materials, we cannot be certain that these strategies will be effective. If we should encounter delays or difficulties in securing these laboratory materials, delays in commercialization or an interruption in sales could occur.

Our success depends on retention of our founder and other key personnel.

We are highly dependent on our management team members, including Warren C. Lau, our president, chief executive officer, and chief financial officer and Oscar Bronsther, M.D., F.A.C.S., our chief medical officer and chairman of our board of directors. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and sales and marketing. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Our operations may involve hazardous materials, and compliance with environmental laws and regulations is expensive.

Our future research and development activities may involve the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, radioactive materials and biological materials including human tissue samples that have the potential to transmit diseases. Our operations may also produce hazardous waste products. We are subject to a variety of federal, state and local regulations relating to the use, handling and disposal of these materials. We generally may contract with third parties for the disposal of such substances and may store certain low level radioactive waste at our facility until the materials are no longer considered radioactive. While we believe that we will comply with then current regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. If an accident or contamination occurred, we would likely incur significant costs associated with civil penalties or criminal fines and in complying with environmental laws and regulations.

If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.

Our activities may require the controlled use of potentially harmful biological materials, hazardous materials and chemicals and may in the future require the use of radioactive compounds. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations might be significant and could negatively affect our operating results.

Risks Related to Intellectual Property

If we are unable to protect our intellectual property, we may not be able to compete effectively.

Our success will depend in part on our ability to obtain or license patents and enforce patent protection of our products and licensed technologies, as well as the ability of the Licensors to enforce patent protection covering the patents which we license pursuant to the License Agreement, Second License Agreement and Third License Agreement both in the United States and other countries to prevent our competitors from developing, manufacturing and marketing products based on our technology. The patent positions of biotechnology companies, such as us, are generally uncertain and involve complex legal and factual questions. We will be able to protect our licensed intellectual property rights from unauthorized use by third parties only to the extent that our licensed technologies are covered by any valid and enforceable patents or are effectively maintained as trade secrets. We could incur substantial costs in seeking enforcement of any eventual patent rights against infringement, and we cannot guarantee that patents that we obtain or in-license will successfully preclude others from using technology that we rely upon. We have applied and intend to apply for patents in the United States and other countries covering our technologies and therapies as and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. We cannot predict the breadth of claims that maybe allowed and issued in patents related to biotechnology applications. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. For example, methods of treating humans are not patentable in many countries outside of the United States.

The coverage claimed in a patent application can be significantly narrowed before a patent is issued, both in the United States and other countries. We do not know whether any of the pending or future patent applications will result in the issuance of patents. Any patents we or the Licensors obtain may not be sufficiently broad to prevent others from using our technologies or from developing competing therapeutic products based on our technology or proprietary therapies. Once any such patents have issued, we cannot predict how the claims will be construed or enforced. Furthermore, others may independently develop similar or alternative technologies or design around our patents.

To the extent patents may be issued, we do not know whether these patents will be subject to further proceedings that may limit their scope, provide significant proprietary protection or competitive advantage, or cause them to be circumvented or invalidated. Furthermore, patents that may issue on our or the Licensors pending applications may become subject to dispute, including interference, reissue or reexamination proceedings in the United States, or opposition proceedings in foreign countries. Any of these proceedings could result in the limitation or loss of rights.

We may rely on trade secret protection for our confidential and proprietary information. We have taken measures to protect our proprietary information and trade secrets, but these measures may not provide adequate protection. While we seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants, we cannot assure that our proprietary information will not be disclosed, or that we can meaningfully protect our trade secrets. In addition, competitors may independently develop or may have already developed substantially equivalent proprietary information or may otherwise gain access to our trade secrets.

The pending patent applications that we have in-licensed or that we may in-license in the future may not result in issued patents, and we cannot assure you that our issued patent or any patents that might ultimately be issued by the United States Patent and Trademark Office will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

From time to time, the United States Supreme Court, other federal courts, the United States Congress or the United States Patent and Trademark Office may change the standards of patentability and any such changes could have a negative impact on our business. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law, and includes a number of significant changes to United States patent law. These include changes to transition from a "first-to-invent" system to a "first-to-file" system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The United States Patent and Trademark Office is currently developing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents..

Litigation or third party claims of intellectual property infringement could impair our ability to develop and commercialize our products successfully.

Our success will depend in part on our ability to avoid infringing patents and proprietary rights of third parties, and not breaching any licenses that we have entered into with regard to our technologies. A number of pharmaceutical companies, biotechnology companies, independent researchers, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned by or licensed to us. For instance, a number of patents may have issued and may issue in the future on tests and technologies that we have developed or intend to develop. If patents covering technologies required by our operations are issued to others, we may have to rely on licenses from third parties, which may not be available on commercially reasonable terms, or at all.

We have no knowledge of any infringement or patent litigation, threatened or filed at this time. It is possible that we may infringe on intellectual property rights of others without being aware of the infringement. If a patent holder believes that one of our product candidates infringes on our patent, it may sue we even if we has received patent protection for our technology. Third parties may claim that we are employing our proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that use of such technologies infringes these patents. Regardless of their merit, such claims could require us to incur substantial costs, including the diversion of management and technical personnel, in defending ourselves against any such claims or enforcing our patents. In the event that a successful claim of infringement is brought against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize our products.

Our rights to use technologies licensed from third parties are not within our control, and we may not be able to sell our products if we lose our existing rights or cannot obtain new rights on reasonable terms.

We license technology necessary to develop our products from third parties. For example, we license technology from Einstein, M.I.T., Cornell and IFO-Regina located in Rome, Italy, that we use to analyze tissue samples in our tests and that we use in our sponsored research to develop additional tests and to develop anti-metastasis therapeutics. In return for the use of a third party’s technology, we have agreed to pay the licensors royalties based on sales of our products. Royalties are a component of cost of product revenues and impact the profit margin from sales of our test. We may need to license other technology to commercialize future products. Our business may suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms.

Risks Related to our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders hold approximately a large majority of our outstanding common stock. Accordingly, these stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange. In addition, there may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

Currently, we are quoted on the OTC Bulletin Board, where an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, by law, various requirements would be imposed on broker-dealers who sell its securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. In addition, there is currently only a limited public market for our common stock and there can be no assurance that a trading market will develop further or be maintained in the future.

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices, which may result in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our outstanding securities. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially and adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Because we became a public company by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms and we will also be subject to a one-year "seasoning period" before we will be permitted to list our securities on a securities exchange.

Additional risks may exist since we became public through a “reverse takeover.” Securities analysts of major brokerage firms may not provide coverage of our securities since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future. In addition, companies that become public through a “reverse takeover” are not permitted to list their securities on a securities exchange until (i) the company has completed a one-year “seasoning period” by trading in the United States over-the-counter market or on another regulated United States or foreign exchange following the reverse merger, and filed all required reports with the SEC, including audited financial statements, and (ii) the company maintains the requisite minimum share price for a sustained period, and for at least 30 of the 60 trading days, immediately prior to its listing application and the exchange’s decision to list..

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. In addition, under current SEC rules, we may be required to obtain an attestation from our independent registered public accounting firm as to our internal control over financial reporting for our annual report on Form 10-K covering our next fiscal year. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

Our common stock is considered “penny stock.”

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of the common stock is currently less than $5.00 per share and therefore may be a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect your ability to sell shares.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

Over-the-Counter Bulletin Board, or OTCBB, securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

We lease one thousand square feet at 4 Autumnwood Court, The Woodlands, Texas, for $1,000 per month on a month-to-month basis for our management and administrative facilities. We anticipate moving to a larger space, including provisions for a commercial reference lab and research and development space, as early as the second half of calendar 2012. We have been offered space at the Albert Einstein College of Medicine’s Van Etten Building. This would offer potential synergy in co-locating our centralized laboratory operations with our clinical research programs conducted at Einstein’s Price Center.

Item 3.	LEGAL PROCEEDINGS

We are not engaged in any material litigation, arbitration or claim, and no material litigation, arbitration or claim is known by our management to be pending or threatened by or against us that would have a material adverse effect on our results from operations or financial condition.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information for our Common Stock

There is no established public trading market for our common stock. However, our common stock is quoted on the OTCBB under the symbol “MTST.” The following table sets forth the high and low bid information for our common stock for the period from April 7, 2010, the date on which we were first quoted, through February 29, 2012. The OTCBB quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock
	High	Low
April 7, 2010 through May 31, 2010	$1.60	$1.60
June 1 2010 through August 31, 2010	$1.60	$0.10
September 1, 2010 through November 30, 2010	$2.00	$0.10
December 1, 2010 through February 28, 2011	$1.50	$0.25
March 1, 2011 through May 31, 2011	$1.25	$0.25
June 1, 2011 through August 31, 2011	$1.25	$0.25
September 1, 2011 through November 30, 2011	$0.25	$0.25
December 1, 2011 through February 29, 2012	$1.55	$0.25

On June 12, 2012, the last reported price for our common stock on the OTC Bulletin Board was $3.50.

Number of Record Holders of Our Common Stock

As of June 13, 2012, we had 21,054,422 shares of our common stock outstanding and 114 holders of record of our common stock.  The number of record holders was determined from our records and the records of our transfer agent.

Dividend Policy

We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our board of directors may deem relevant. We can pay dividends only out of our profits or other distributable reserves and dividends or distribution will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,116,500	$0.68	-
Equity compensation plans not approved by security holders	-	-	3,316,789
Total	1,116,500	$0.68	3,316,789

Recent Sales of Unregistered Securities

The following is a description of issuances of common stock of MBM prior to the Share Exchange.  The number of shares of common stock indicated below reflects the number of shares of common stock that would have been issued had the transaction taken place following the Share Exchange transaction.

In July 2009, MBM issued an aggregate of 1,100,000 shares of common stock to its founders for cash at $0.00001 per share.  Additionally in July 2009, MBM issued an aggregate of 660,000 shares of common stock to its founders for cash at $0.0018 per share.

From July 2009 through April 2011, MBM issued an aggregate of 9,551,069 shares of common stock to certain accredited and institutional investors at $0.023 per share for aggregate proceeds of $217,070.

On August 26, 2010, in connection with entering into the License Agreement, MBM issued an aggregate of 3,290,570 shares of common stock to the Licensors for services rendered.

From September 2010 through April 2011, MBM issued an aggregate of 613,404 shares of common stock to certain accredited and institutional investors at $0.45 per share for aggregate proceeds of $278,820.

From February 2011 through January 2012, MBM issued an aggregate of 2,994,207 shares of common stock to certain accredited and institutional investors at $0.68 per share for aggregate proceeds of $2,041,505.

During February 2012, MBM issued an aggregate of 160,158 shares of common stock to the Licensors in connection with the anti-dilution rights to maintain a certain ownership percentage in the Company.

Each of the issuances reflected above were exempt from registration pursuant to Section 4(2) of, and Regulation D promulgated under, the Securities Act of 1933, as amended.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this Form 10-K. Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our audited consolidated financial statements and the financial data included in this Form 10-K reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements.

Business Overview

We are a life science company focused on the development and commercialization of proprietary clinical diagnostic tests for cancer that predict the probability of hematogenous (blood borne) systemic metastasis of cancer, as well as companion therapeutics to prevent systemic metastasis. Our first test, the MetaSite Breast™ test, will be used for early stage breast cancer patients to predict the likelihood of hematogenous metastasis in breast cancer. Hematogenous (blood borne) metastasis is the spread of breast cancer cells to other organs in the body through the blood stream. This spread, and the resulting growth of breast cancer tumors in other organs in the patient’s body, is responsible for up to 90% of fatalities in breast cancer. We anticipate all tumor samples will be sent to our clinical reference laboratory that we anticipate establishing in New York for analysis. Upon generation and delivery of a Metastasis Score report to the physician, we plan to bill third-party payors for the MetaSite Breast test. We project that the list price of our test will be $2,595.

The MetaSite Breast test is currently being tested in a 500 patient Large Population Validation study. If the data currently being generated in this study shows the same predictive power shown in our previously completed 60 patient and 44 patient trials, we anticipate commencing pilot marketing of the MetaSite Breast test as early as the second calendar quarter of 2013. We plan to initially market to a select number of physicians in a few markets in the United States through a small direct sales force. We believe a subsequent increase in demand will result from the publication of our Large Population Validation study in one or more peer-reviewed scientific/medical journals and the presentation of our study results at gatherings such as the ASCO meeting and the San Antonio Breast Cancer Symposium. However, any increased demand for our product is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained. Initially, our laboratory will have the capacity to process up to 1,000 tests per quarter, and our current expansion plan contemplates that we will have capacity to process up to 15,000 tests per quarter by the end of calendar 2015.

We believe the key factors that will drive broader adoption of the MetaSite Breast test will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our test, expanded reimbursement by third-party payors, expansion of our sales force and increased marketing efforts. Reimbursement of the MetaSite Breast test by third-party payors is essential to our commercial success. In general, clinical laboratory testing services, when covered, are paid under various methodologies, including prospective payment systems and fee schedules. Reimbursement from payors depends upon whether a service is covered under the patient’s policy and if payment practices for the service have been established. As a relatively new test, MetaSite Breast may be considered investigational by payors and not covered under current reimbursement policies. Until we reach agreement with an insurer on contract terms or establish a policy for payment of the MetaSite Breast test, we expect to recognize revenue on a cash basis.

Upon commercialization of the MetaSite Breast test, we will begin working with third-party payors to establish reimbursement coverage policies. Where policies are not in place, we will pursue case-by-case reimbursement. We believe that as much as 20% of our future revenues may be derived from tests billed to Medicare. We will begin working with many payors, including Medicare, to establish policy-level reimbursement, which, if in place, will allow us to recognize revenues upon submitting an invoice. We do not expect to recognize the majority of revenues in this manner until calendar 2014, at the earliest.

Since our inception, we have generated significant net losses. As of February 29, 2012, we had an accumulated deficit of $2,841,900. We incurred net losses of $2,426,654 and $363,175 in the years ended February 29, 2012 and 2011, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

Financial Operations Overview

Revenues

We currently do not have any revenues. We expect to derive our revenues from product sales and contract research arrangements and operate in one industry segment. Initially, our product revenues will be derived solely from the sale of the MetaSite Breast test. Payors will be generally billed upon generation and delivery of a MetaSite Breast Metastasis Score report to the physician. Product revenues will be recorded on a cash basis unless a contract or policy is in place with the payor at the time of billing and collectability is reasonably assured.  Initially, all product revenues recognized will probably reflect cash collections. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies will be recorded on an accrual basis upon completion of the contractual obligation.

Cost of Product Revenues

Cost of product revenues represents the cost of materials, direct labor, costs associated with processing tissue samples including histopathology, anatomical pathology, paraffin extraction, and quality control analyses, license fees and delivery charges necessary to render an individualized test result. Costs associated with performing our test will be recorded as tests are processed. License fees to third-party vendors would be recorded at the time product revenues are recognized or in accordance with other contractual obligations. We expect that license fees will represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.

General and Administrative Expenses

General and administrative expenses from our inception through February 29, 2012 were $907,390. Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs and other professional and administrative costs.

Research and Development Expenses

Research and development expenses from our inception through February 29, 2012 were $1,024,405, and substantially all of these expenses were focused on the research and development of the MetaSite Breast test. During this time, the MetaSite Breast test was not the only product under development. Research and development expenses represent costs incurred both to develop our MenaCalc technology in breast, lung, and prostate cancers and to carry out our clinical studies to validate our MetaSite Breast test.

We charge all research and development expenses to operations as they are incurred. All potential future product programs, apart from the MetaSite Breast test for breast cancer metastasis, are in the clinical research phase, and the earliest we expect another cancer program to reach the clinical development stage is late 2012. However, the expected time frame that a product related to one of these other cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers.

We do not record or maintain information regarding costs incurred in research and development on a program or project specific basis. Our research and development staff working under sponsored research agreements and consulting agreements and associated infrastructure resources are deployed across several programs. Many of our costs are thus not attributable to individual programs. We believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of a project.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development programs or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product.

Selling and Marketing Expenses

Our selling and marketing expenses that we expect to incur coincident with the launch of the MetaSite Breast test will consist primarily of personnel costs and education and promotional expenses. We expect these expenses will include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our technologies, how our MetaSite Breast test was developed and validated and the value of the quantitative information that the MetaSite Breast provides. Selling and marketing expenses will also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of our scientific and economic publications related to the MetaSite Breast test. Sales and marketing expenses from our inception through February 29, 2012 were $0.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in this Form 10-K.  We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Revenue Recognition

We have generated no revenues since our inception. Product revenues for our first product, the MetaSite Breast test, are expected to be generated from the projected commercial launch in 2013, and are expected to be recognized on a cash basis because we will have limited collection experience and a limited number of contracts.  In accordance with our policy, revenues for tests performed will be recognized on an accrual basis when the related costs are incurred, provided there is a contract or coverage policy in place and the following criteria are met:

●	persuasive evidence that an arrangement exists;

●	delivery has occurred or services rendered;

●	the fee is fixed and determinable; and

●	collectability is reasonably assured.

Determination of the last two criteria will be based on management’s judgment regarding the nature of the fee charged for products or services delivered and the collectability of those fees.

We expect to generally bill third-party payors for the MetaSite Breast test upon generation and delivery of a Metastasis Score report to the physician.  Accordingly, we take assignment of benefits and the risk of collection with the third-party payor. We usually bill the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. As a new test, the MetaSite Breast test may be considered investigational by payors and not covered under their reimbursement policies. Consequently, we expect to pursue case-by-case reimbursement where policies are not in place or payment history has not been established.

Contract revenues are expected to be derived from studies conducted with biopharmaceutical and pharmaceutical companies and will be recognized on a contract specific basis. Under certain contracts, our input, measured in terms of full-time equivalent level of effort or running a set of assays through our laboratory under a contractual protocol, will trigger payment obligations and revenues will be recognized as costs are incurred or assays are processed. Certain contracts may have payment obligations that are triggered as milestones are complete, such as completion of a successful set of experiments. In these cases, revenues are recognized when the milestones are achieved.

Clinical Collaborator Costs

We expect to enter into collaboration and clinical trial agreements with clinical collaborators and record these costs as research and development expenses. We plan to record accruals for estimated study costs comprised of work performed by our collaborators under contract terms. All clinical collaborators will be expected to enter into agreements with us, which specify work content and payment terms.

Results of Operations

Comparison of the Years Ended February 29, 2012 and February 28, 2011

Revenues.  There were no revenues for the years ended February 29, 2012 and February 28, 2011, respectively, because we have not yet commercialized the MetaSite Breast test.

Cost of Product Revenues.  No cost of product revenues were recorded in the years ended February 29, 2012 and February 28, 2011, respectively, because we have not yet commercialized the MetaSite Breast test.

General and Administrative Expenses.  General and administrative expenses totaled $737,113 for the year ended February 29, 2012 as compared to $118,206 for the year ended February 28, 2011. This represents an increase of $618,907 for the year ended February 29, 2012 over the year ended February 28, 2011. This increase was due in part to increases in costs for employee salary, legal, including intellectual property, accounting and other professional costs.

Research and Development Expenses.   Research and development expenses were $854,550 for the year ended February 29, 2012 as compared to $169,855 for the year ended February 28, 2011. This represents an increase of $684,695 for the year ended February 29, 2012 over the year ended February 28, 2011.  This increase resulted primarily from the payments due on the Sponsored Research Agreement for the MetaSite Breast test and payment of fees and patent related expenses to licensors.

Selling and Marketing Expenses.  There were no selling and marketing expenses recorded for the years ended February 29, 2012 and February 28, 2011, respectively, because we have not yet commercialized the MetaSite Breast test.

Warrant Expense.  Warrant expenses were $149,999 for the year ended February 29, 2012 as compared to $0 for the year ended February 28, 2011. This represents an increase of $149,999 for the year ended February 29, 2012 over the year ended February 28, 2011.  This increase resulted primarily from the issuance of warrants as partial compensation for financial advisory consulting services.

Stock-based Compensation.  Stock-based compensation was $684,049 for the year ended February 29, 2012 as compared to $74,786 for the year ended February 28, 2011. This represents an increase of $609,263 for the year ended February 29, 2012 over the year ended February 28, 2011.  This increase resulted primarily from the issuance of options to employees, scientific and clinical advisory board members and research consultants. Additionally, $72,799 of the increase resulted from the issuance of additional shares to the Licensors.

Interest Income and Other Income/ Expense.  We recorded no interest income during the years ended February 29, 2012 and February 28, 2011, respectively.

Interest Expense.  We made no interest payments on borrowings during the years ended February 29, 2012 and February 28, 2011, respectively.

Net Loss.  As a result of the factors described above, we had a net loss of $2,426,654 for the year ended February 29, 2012 as compared to $363,175 for the year ended February 28, 2011.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of February 29, 2012, we had an accumulated deficit of $2,841,900.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock. Through February 29, 2012, we had received net proceeds of $2,538,755 through the sale of common stock to investors.  As of February 29, 2012, we had cash and cash equivalents, including subscription receivables, of $1,743,340 and no debt.  As a result of the most recent sale of shares of common stock through February 29, 2012, we have issued and outstanding warrants to purchase 2,283,372 shares of our common stock at a weighted average exercise price of $1.01, which will result in proceeds to us of $2,306,206 if all outstanding warrants are exercised.

Cash Flows

As of February 29, 2012, we had $1,762,548 in cash and cash equivalents including subscription receivables, compared to $281,523 on February 28, 2011.

Net cash used in operating activities was $1,291,861 for the year ended February 29, 2012, compared to $275,199 for the year ended February 28, 2011. The increase in cash used of $1,016,662 was primarily due to the initiation of our 500 patient Large Population Validation study for our MetaSite Breast test and other research and development activities. Approximately $231,604 of the $1,291,861 of net cash used in operating activities for the year ended February 29, 2012 was attributable to professional fees and $30,000 was attributable to minimum royalty payment costs paid to the Licensors.

Net cash used in investing activities was $17,200 for the year ended February 29, 2012, compared to $3,279 for the year ended February 28, 2011. This cash was used for purchases of equipment. We expect amounts used in investing activities to increase in fiscal year 2013 and beyond as we expand research and development activities and establish and add capacity in our commercial laboratory.

Net cash provided by financing activities during the year ended February 29, 2012 was $1,945,145, compared to $514,840 for the year ended February 28, 2011. Financing activities consisted primarily of the sale of our common stock and common stock purchase warrants for the years ended February 29, 2012 and February 28, 2011, respectively.

Subsequent Events

Yale University Payment

The Company has agreed to pay $112,000 to the Yale University Medical School Department of Pathology in return for certain work to validate the Company’s technology in the fields of breast cancer and lung cancer. The payment is being made in two tranches of $56,000 each, the first of which has been paid in the fourth calendar quarter of 2011 and the second of which has been paid in the first calendar quarter of 2012, subsequent to February 29, 2012.

May 2012 Private Placement

On May 1, 2012, we entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale in a private placement consisting of, in the aggregate, (a) 880,000 shares of common stock, at a price per share of $1.00 and (b) four-year warrants to purchase up to 220,000 shares of common stock at an exercise price of $1.40 per share, for aggregate gross proceeds of $880,000 (the “May 2012 Private Placement”).  As of June 13, 2012, we have closed on $855,000 and have a subscription receivable for the remaining amount.

In connection with the May 2012 Private Placement, we also entered into a registration rights agreement with the investors whereby we agreed to file a registration statement with the SEC to register for resale the shares of common stock and the shares of common stock underlying the warrants within 120 calendar days of the closing date, and to have the registration statement declared effective within 180 calendar days of the closing date or within 270 calendar days of the closing date in the event of a full review of the registration statement by the SEC.

Restricted Stock Grant

On May 22, 2012, the Company issued 50,000 restricted shares each to two of our directors, Patrick T. Mooney and Johan M. “Thijs” Spoor, for services rendered to us.

Contractual Obligations

As of February 29, 2012, we had the following contractual commitments:

	Payments Due by Period
					More
		Less than			than 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
Sponsored Research Agreement (500 Patent Trial)	$179	$179	$—	$—	$—
License Agreement	$315	$30	$110	$175	(1)

(1) Amount of payments depends on the duration of the License Agreement, which depends on expiration of the last patent to be issued pursuant to the License Agreement. That duration is uncertain because the last patent has not yet been issued.

In addition to the above, we are required to make a series of annual minimum royalty payments under the License Agreement beginning on the first anniversary date, or August 28, 2011. The initial payment of $30,000 was made in August 2011. For a period of seven years on each anniversary of this first payment, we are required to make additional payments in amounts that gradually increase beginning in year five. We are required to make additional payments of $30,000 in each of 2012, 2013, and 2014 and $50,000 in 2015, $75,000 in 2016, and $100,000 in 2017 and every year the License is in effect thereafter.

Beginning in the second half of calendar 2012, we intend to enter into arrangements for the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. We cannot at this time provide assurances that we will be able to enter into agreements with vendors on terms commercially favorable to us or that we will be able to enter into such arrangements without securing additional financing.

We currently sublease approximately 1,000 square feet of administrative and office space under a sublease on a month-to-month basis for an annual cost of $12 per square foot.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the February 2012 Private Placement and the May 2012 Private Placement. It may take several years to move any one of a number of product candidates in clinical research through the development phase and validation phase to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in reimbursement. We expect that we will receive limited payments for the MetaSite Breast test billings from the beginning of our marketing efforts into the foreseeable future. As reimbursement contracts with third-party payors are put into place, we expect an increase in the number and level of payments received for the MetaSite Breast test billings.

We currently anticipate that our cash and cash equivalents, together with proceeds from the February 2012 Private Placement and the May 2012 Private Placement, will be sufficient to fund our operations for at least the next 12 months. We cannot be certain that any of our future efforts to secure reimbursement contract programs or development of future products will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result.

Our future funding requirements will depend on many factors, including the following:

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

●	the rate of progress and cost of research and development activities associated with expansion of products for breast cancer;

●	the rate of progress and cost of research and development activities associated with products in the research phase focused on cancer, other than breast cancer;

●	the cost of acquiring or achieving access to tissue samples and technologies;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the effect of competing technological and market developments;

●	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products; and

●	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter.

Until we can generate a sufficient amount of product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The issuance of equity securities may result in dilution to stockholders. We do not know whether additional funding will be available on acceptable terms, or at all.  If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product development programs or market development programs, which would lower the economic value of those programs to our company.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of February 29, 2012, we had cumulative net operating loss carryforwards for federal income tax purposes of $1,933,066. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in the year 2029. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change.” The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Recent Accounting Pronouncements

We have implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of February 29, 2012. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of February 29, 2012.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was not effective as of February 29, 2012.  The primary factors contributing to the material weakness, which relates to our financial statement close process, were:

•	Lack of proper segregation of duties due to limited personnel; and

•	Lack of a formal review process that includes multiple levels of review, resulting in adjustments related to unrecorded liabilities and shared based compensation.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting.

We have had no changes in internal control over financial reporting during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Warren C. Lau	57	Chief Executive Officer, Chief Financial Officer, President, Director
Oscar M. Bronsther, M.D., F.A.C.S.	58	Chief Medical Officer, Chairman of the Board of Directors(1)
David N. Siegel	48	Director(1)
Patrick T. Mooney, M.D.	43	Director(1)
Johan M. (Thijs) Spoor	39	Director(1)

______________
(1)          Appointed as a member of our board of directors on February 27, 2012, effective as of April 7, 2012.

Warren C. Lau. Mr. Lau has served as our president and chief executive officer and a director since February 27, 2012.  Mr. Lau was appointed our chief financial officer on May 1, 2012. From July 2009 until February 2012, Mr. Lau served as Founder, President and CEO of MBM. For over one year prior to the incorporation of MBM in July of 2009, Mr. Lau was active in technology evaluation leading to the founding of the Company. From October 2005 to March 2008, Mr. Lau served as a director and as the founder, president and CEO of HoustonPharma, Inc., a biotechnology company located in Houston, Texas. Mr. Lau was the founder of PharmaFrontiers Corp., a biotechnology company located in Houston, Texas, in February 2003 and served as a member of such company’s board of directors and as its president, chief executive officer and treasurer until July of 2004. In 2004, PharmaFrontiers acquired Opexa Pharmaceuticals. Mr. Lau was the founder of Adventrx Pharmaceuticals, Inc. in 1996.  He served as its president and CEO and as a member of its board of directors from July 1996 through November 2001. During his time as president and CEO, this company consummated two acquisitions, Immune Complex Corporation in 1997, which was later spun off to the shareholders, and Biokeys Pharmaceuticals, Inc. From November 1997 to September 1998, Mr. Lau served as a director of Immune Complex Corporation and Synthetic Genetics, Inc., privately held biotechnology companies. As our president and chief executive officer, Mr. Lau’s significant experience in the life science and biotechnology industries enable him to provide significant insights into our business and make him qualified to be a member of our board of directors.

Oscar Bronsther, M.D., F.A.C.S.  Dr. Bronsther was appointed as chief medical officer and chairman of our board of directors on February 27, 2012, effective as of April 7, 2012.  Dr. Bronsther is a Diplomat, American Board of Surgery, and since November 2008, has served as the Chairman, Section of General Surgery, at Inova Fairfax Hospital. Since September 2003, he has also served as Clinical Professor of Surgery at George Washington University in Washington, D.C.  From 2005 to 2007, he served as Chairman of the Board of National Transplant Network.  Dr. Bronsther received his B.A. from the University of Rochester in 1973, his M.D. from Downstate Medical Center in 1978, was a Fellow in Kidney Transplantation at Downstate Medical Center, and was a Fellow in Liver Transplantation at the University of Pittsburgh Center.  Dr. Bronsther’s editorial positions include Reviewer, Journal of the American College of Surgeons, Transplantation, Transplant Proceedings, Liver Transplantation and Surgery, and the American Journal of Kidney Disease.  Dr. Bronsther is the author of 63 peer-reviewed publications, seven books and book chapters, and has participated in over 30 invited lectures. Dr. Bronsther’s broad range of experience in medicine, academia, and administration enable him to provide a unique and valuable perspective to our board of directors.

David N. Siegel.  Mr. Siegel was appointed to our board of directors on February 27, 2012, effective as of April 7, 2012.  Mr. Siegel was appointed President and CEO of Frontier Airlines in January 2012. Previously, he was a Managing Director of Hyannis Port Capital from June 2010 to December 2011. Mr. Siegel served as Chairman and CEO of XOJET, a TPG Capital funded private aviation company, from October 2008 until May 2010.  Before joining XOJET, Mr. Siegel was Chairman and CEO of Gategroup, AG, based in Zurich, from June 2004 to March 2009.  Mr. Siegel was chairman and chief executive officer of Gate Gourmet Group, Inc., the world’s largest independent airline catering, hospitality and logistics company. Prior to Gate Gourmet Group, Mr. Siegel served as president, chief executive and a member of the board of US Airways Group, Inc., and US Airways, Inc., the airline operating unit. Prior to joining US Airways, Mr. Siegel was chairman and chief executive officer of Avis Rent A Car System, Inc., a subsidiary of Cendant Corp.  Mr. Siegel’s service as a member of senior management and the boards of directors of a number of major U.S. corporations provides our board of directors with invaluable financial and management experience.

Patrick T. Mooney, M.D.  Dr. Mooney was appointed to our board of directors on February 27, 2012, effective as of April 7, 2012.   Dr. Mooney currently serves as the chief executive officer, president and chairman of the board of directors of Echo Therapeutics, Inc. (Nasdaq: ECTE), a medical device company, and has held those roles since September 2007, June 2009, and January 2008, respectively.  Dr. Mooney previously served as president, chief executive officer and director of Echo Therapeutics, Inc. (a privately-held company prior to its merger with Sontra Medical Corporation) from September 2006 to September 2007.  Prior to joining Echo Therapeutics, Inc., Dr. Mooney was president, chief executive officer and chairman of Aphton Corporation (Nasdaq: APHT), a biopharmaceutical company, from January 2004 to November 2006.  Dr. Mooney served as Senior Biotechnology Analyst at Thomas Weisel Partners, LLC, a full service merchant banking firm, and as Senior Biotechnology Analyst at Janney Montgomery Scott, LLC, a full services investment banking firm.  He graduated from the Jefferson Medical College of Thomas Jefferson University and trained as a surgical resident at Thomas Jefferson University Hospital. From June to September 2010, Dr. Mooney was a member of the board of directors of Quantrx Biomedical Corporation, a healthcare diagnostics company. Dr. Mooney’s medical education and experience as practicing clinician, as well as his industry specific extensive management experience, provides him with a broad and deep understanding of the science underlying our business and our competitors’ efforts, which is an invaluable resource to our board of directors.

Johan M. (Thijs) Spoor.  Mr. Spoor was appointed to our board of directors on February 27, 2012, effective as of April 7, 2012.  Mr. Spoor is currently the chief executive officer, president, chief financial officer and director of FluoroPharma Medical Inc., a public biopharmaceutical company.  He has held these positions at FluoroPharma since May 2011. Mr. Spoor holds a Nuclear Pharmacy degree from the University of Toronto as well as an M.B.A. from Columbia University with concentrations in finance and accounting.  Mr. Spoor has been a guest lecturer at Columbia Business School, Kings College in London and the University of Newcastle in Australia.  Mr. Spoor previously held the title of CFO for Sunstone BioSciences for the period from February 2010 through September 2010.  Prior to joining Sunstone BioSciences, he worked as a consultant at Oliver Wyman from December 2008 through February 2010 focusing on helping pharmaceutical and medical device companies evaluate their global revenue potential given the complex interplay of regulatory approvals, the reimbursement environment, as well as the impact of physician preference within constantly evolving standards of care. He further specialized on the implications of healthcare reform on new product approval and health insurance reform.  Mr. Spoor has also been an equity research analyst at J.P. Morgan from July 2007 through October 2008 and Credit Suisse from November 2005 through July 2007 covering the biotechnology and medical device industries.  Prior to his career on Wall Street, Mr. Spoor worked in the pharmaceutical industry, spending 11 years with Amersham / GE Healthcare where he worked in seven countries in a variety of roles including setting up GMP facilities, accountability for the nuclear cardiology portfolio and most recently as the Director of New Product Opportunities leading the PET strategic plan.  Mr. Spoor’s background in nuclear pharmacy, finance and accounting and as a healthcare research analyst, as well as his experience at both large and small healthcare companies, provides him with a broad familiarity of the range of issues confronting a developing biotechnology company, which makes him a qualified member of our board of directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Code of Ethics

We intend to adopt a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws

Corporate Governance

Board Leadership Structure

The positions of chief executive officer and chairman of our board of directors are held by different persons. The chairman of our board of directors, Dr. Oscar Bronsther, chairs director and stockholder meetings and participates in preparing their agendas. Mr. Lau serves as a focal point for communication between management and the board of directors between board meetings, although there is no restriction on communication between directors and management. Mr. Lau serves as our chief executive officer as well as a member of our board of directors. We believe that these arrangements afford the other members of our board of directors sufficient resources to supervise management effectively, without being overly engaged in day-to-day operations

The board has not designated a lead director. Given the limited number of directors comprising the board, the independent directors call and plan their executive sessions collaboratively and, between board meetings, communicate with management and one another directly. In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors.

Board Committees

We do not yet have a separately designated audit committee. The board of directors plans create various committees to help govern our corporate affairs and evaluate acquisition candidates. Specifically, we expect to form an audit committee and expect to have an “audit committee financial expert” serving on the audit committee.

Board Practices

Our business and affairs are managed under the direction of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management.

Policy Regarding Board Attendance

Our directors are expected to attend meetings of the board of directors as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Shareholder Communications

We have a process for shareholders who wish to communicate with the board of directors. Shareholders who wish to communicate with the Board may write to it at our address given above. These communications will be reviewed by one or more of our employees designated by the board, who will determine whether they should be presented to the board. The purpose of this screening is to allow the Board to avoid having to consider irrelevant or inappropriate communications.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended February 29, 2012, all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Nominees to the Board of Directors

The board of directors will consider director candidates recommended by security holders. Potential nominees to the board of directors are required to have such experience in business or financial matters as would make such nominee an asset to the board of directors and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the board of directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the board at the following address: Oscar Bronsther, M.D, Chairman of the Board of Directors, MetaStat, Inc., 4 Autumnwood Court, The Woodlands, Texas 77380. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the board, and/or any other method the board deems appropriate, which may, but need not, include a questionnaire. The board may solicit or receive information concerning potential nominees from any source it deems appropriate. The board need not engage in an evaluation process unless (i) there is a vacancy on the board of directors, (ii) a director is not standing for re-election, or (iii) the board does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the board may retain search firms to assist in identifying suitable director candidates.

The board does not have a formal policy on board candidate qualifications. The board may consider those factors it deems appropriate in evaluating director nominees made either by the board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other board members, and specialized knowledge or experience. Depending upon the current needs of the board, certain factors may be weighed more or less heavily. In considering candidates for the Board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the board considers. The directors will consider candidates from any reasonable source, including current board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are indemnified as provided by the Nevada Revised Statutes and our bylaws.

Under the Nevada Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company’s articles of incorporation that is not the case with our articles of incorporation. Excepted from that immunity are:

(1)  a willful failure to deal fairly with us or our shareholders in connection with a matter in which the director has a material conflict of interest;

(2)  a violation of criminal law (unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful);

(3)  a transaction from which the director derived an improper personal profit; and

(4)  willful misconduct.

Our bylaws provide that we will indemnify our directors and officers to the fullest extent not prohibited by Nevada law. Our bylaws provide that we will advance all expenses incurred to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was our director or officer, or is or was serving at our request as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request. This advance of expenses is to be made upon receipt of an undertaking by or on behalf of such person to repay said amounts should it be ultimately determined that the person was not entitled to be indemnified under our bylaws or otherwise.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us to our chief executive officer and chief financial officer. For each of our last two completed fiscal years, no other officer’s compensation exceeded $100,000 in each year.

Summary Compensation Table
Name and Principal Position	Fiscal Year Ended February, 28	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Warren C. Lau, CEO, CFO and President(1)	2012	151,355	55,474	-	-	-	206,829
	2011	92,834	15,503	-	-	-	108,337

Harvey Judkowitz, CEO and CFO(2)(3)	2012	5,000	-	-	-	-	5,000
	2011	5,000	-	-	-	-	5,000
_________
(1) Appointed as of February 27, 2012.  Compensation information reflects compensation paid by MetaStat.
(2) Resigned as of February 27, 2012.
(3) We have accrued an annual salary of $5,000 for US GAAP reporting purposes.

Employment Agreements with Executive Officers

On August 1, 2010, MBM entered into an employment agreement with Warren C. Lau to serve as its president and chief operating officer.  The agreement was assumed by us in connection with the Share Exchange and expires November 30, 2013. Pursuant to the agreement, Mr. Lau is to receive annual cash compensation of $125,000, $145,000 and $175,000 for the one year periods from August 1 through July 31, 2010, 2011 and 2012, respectively, and is eligible for an annual bonus to be determined by our board of directors. Pursuant to the agreement, Mr. Lau must devote all of his business time to our company and is subject to non-compete, confidentiality and non-solicitation covenants during the term of his employment with MetaStat and for one year subsequent to the termination of his employment with MetaStat.

In the event that Mr. Lau’s employment was terminated by MetaStat without cause or by a change in control (each as defined in the agreement), Mr. Lau is entitled to (i) all unpaid salary through termination, (ii) immediate vesting of all stock options, (iii) a severance payment equal to the sum of (a) two times Mr. Lau’s annual base salary for the prior fiscal year and (b) two times the annual bonus paid or payable in the prior fiscal year, (iv) all benefits available under MetaStat’s employee benefit programs to the extent applicable to senior executives voluntarily and amicably retiring from employment with MetaStat and (v) the greatest of (x) the full annual bonus for the entire year in which the termination takes place, or (y) the portion of the annual bonus earned from the first day of the fiscal year in which such termination occurred until the date of the change of control, or (z) the portion of the annual bonus earned from the first day of the fiscal year in which such termination occurred until the effective date of such termination. If Mr. Lau dies during the term of the agreement his estate is entitled to three months of his base salary and any annual bonus through the month before his death. If Mr. Lau is disabled during the term of the agreement, he is entitled to receive his base salary for three months, continue to receive benefits for three months and receive his prorated annual bonus, if any.

Director Compensation

Currently, our directors serve without compensation.

Employee Benefits Plans

Pension Benefits

We do not sponsor any qualified or non-qualified pension benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Severance Arrangements

Assuming the employment of our named executive officers were to be terminated without cause, each as of February 29, 2012, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the below table:

	Cash Severance
	Termination Without Cause	Change in Control
Warren C. Lau (1)	$561,483	$561,483

(1)	A full description of the severance payment available to Mr. Lau is set forth above in the description of his employment agreement.

Outstanding Equity Awards At February 29, 2012

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of February 29, 2012.

	Option Awards					Stock Awards
	Equity Incentive Plan Awards:					Equity Incentive Plan Awards:
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($) (1)	Number of unearned shares that have not vested (#)	Market or payout value of unearned shares that have not vested ($) (1)
Harvey
Judkowitz	-	-	-	-	-	-	-	-	-

Warren C.
Lau	275,000	-	-	$0.68	1/5/2022	-	-	-	-

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 13, 2012 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the address of each stockholder listed below is 4 Autumnwood Court, The Woodlands, Texas 77380.

We had 21,054,422 shares of common stock outstanding as of June 13, 2012.

Names and Addresses of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Warren C. Lau, President, Chief Executive Officer, Chief Financial Officer and Director (3)	1,155,000	5.5%

Oscar Bronsther, M.D., F.A.C.S., Chief Medical Officer and Chairman of the Board of Directors (4)	649,003	3.1%

David N. Siegel, Director (5)	713,903	3.4%

Patrick T. Mooney, M.D., Director (6)	281,000	1.3%

Johan M. (Thijs) Spoor, Director (7)	72,003	*

Matthew Balk (8)	1,881,000	8.9%

MKM Opportunity Master Fund, Ltd. (9)	2,005,434	9.9%

Albert Einstein College of Medicine of Yeshiva University, a Division of Yeshiva University (10)	1,150,242	5.5%

Jason Adelman (11)	1,408,003	6.7%

All Directors and Officers as a Group (5 Persons)	2,870,909	13.6%
__________________
* Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2)	Based on 21,054,422 shares of common stock outstanding on June 13, 2012.
(3)	Consists of (i) 880,000 shares of common stock and (ii) 275,000 shares of common stock underlying options.
(4)
Consists of (i) 165,000 shares of common stock underlying options, (ii) 476,668 shares of common stock held by Marsha Bronsther, Dr. Bronsther’s wife and (iii) 7,335 shares of common stock underlying warrants held by Marsha Bronsther.

(5)
Consists of (i) 577,500 shares of common stock, (ii) 54,268 shares of common stock held by the David N. Siegel Revocable Trust dated April 7, 2010, (iii) 55,000 shares of common stock underlying options and (iv) 27,135 shares of common stock underlying warrants held by the David N. Siegel Revocable Trust dated April 7, 2010.

(6)
Consists of (i) 231,000 shares of common stock and (ii) 50,000 restricted shares of common stock issued pursuant to the 2012 Plan that vest and become transferable upon the listing of the common stock on a national securities exchange on or before May 21, 2022.

(7)
Consists of (i) 14,668 shares of common stock, (ii) 7,335 shares of common stock underlying warrants and (iii) 50,000 restricted shares of common stock issued pursuant to the 2012 Plan that vest and become transferable upon the listing of the common stock on a national securities exchange on or before May 21, 2022.

(8)
Based on the Schedule 13G filed by Matthew Balk on April 20, 2012, consists of (i) 165,000 shares of common stock underlying options, (ii) 1,573,000 shares of common stock, and  (iii) 143,000 shares of common stock underlying warrants.

(9)
Based on the Schedule 13G filed by MKM Opportunity Master Fund, Ltd. on May 4, 2012, consists of (i) 1,533,998 shares of common stock; and (ii) 523,760 shares underlying warrants owned by MKM Opportunity Master Fund, Ltd (“MKM Opportunity”). Does not include (i) 166,556 shares underlying warrants that are subject to 4.99% and 9.99% beneficial ownership blockers; (ii) 173,250 shares of common stock held by David and Margaret Skriloff Irrev. Des. Trust FBO Olivia Skriloff; and (iii) 173,250 shares of common stock held by David and Margaret Skriloff Irrev. Des. Trust FBO Samuel Skriloff.  David Skrillof does not exercise voting and investment control over securities held by David and Margaret Skriloff Irrev. Des. Trust FBO Olivia Skriloff and David and Margaret Skriloff Irrev. Des. Trust FBO Samuel Skriloff.

MKM Capital Advisors, LLC (“MKM Capital”) serves as investment manager to MKM Opportunity, and, as such, may be deemed to hold an indirect beneficial interest in the shares of Common Stock that are directly beneficially owned by MKM Opportunity. David Skriloff is the managing member of MKM Capital and the portfolio manager of MKM Opportunity, and, as such, may be deemed to hold an indirect beneficial interest in the shares of Common Stock that are directly beneficially owned by MKM Opportunity.

(10)
J. Michael Gower, Vice President for Business Affairs and Chief Financial Officer of Yeshiva University, is the natural person who exercises voting and investment control over our securities owned by Albert Einstein College of Medicine of Yeshiva University, a Division of Yeshiva University.  The address of the stockholder is c/o Office of Biotechnology, Albert Einstein College of Medicine of Yeshiva University, 1300 Morris Park Avenue, Bronx, NY 10461, Attn: Director.

(11)
Based on the Schedule 13G filed by Jason T. Adelman on April 20, 2012, consists of (i) 762,688 shares of common stock held as Joint Tenants with his spouse Cass G Adelman, (ii) 73,335 shares of common stock underlying warrants held as Joint Tenants with his spouse Cass G Adelman, (iii) 297,000 shares of common stock held by Cass G. Adelman Cust. Jasper G. Adelman UTMA NY and (iv) 275,000 shares of common stock held by Cass G. Adelman Cust. Philippa G. Adelman UTMA NY.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

During January and February 2012, we borrowed approximately $336,075 from Waterford Capital Acquisition Co. IX, LLC, and accounted for these as advances prior to the Share Exchange.  Immediately prior to the Share Exchange, this debt was converted into 309,595 shares of our common stock.

Director Independence

Three of our directors, David N. Siegel, Dr. Patrick T. Mooney and Johan M. (Thijs) Spoor, have been determined to be independent as defined by NASDAQ Listing Rule 5605(a)(2) of The NASDAQ Stock Market, LLC and Section 10A(m)(3) of the Exchange Act.  No transactions, relationships or arrangements were considered by the board of directors in determining that these directors were independent.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

We do not currently have a separately designated audit, nominating or compensation committee.  However, we do intend to comply with the independent director and committee composition requirements in the future.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective as of February 27, 2012, we formally engaged MaloneBailey LLP as our principal independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ended February 29, 2012, replacing RBSM LLP.

Public Accounting Fees

MaloneBailey LLP

The following chart sets forth public accounting fees in connection with services rendered by MaloneBailey LLP during the year ended February 28, 2012 and 2011, respectively.

MaloneBailey LLP	Fiscal Year Ended February 28, 2011	Fiscal Year Ended February 29, 2012

Audit Fees	$-	$11,900
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit fees were for professional services rendered by MaloneBailey LLP for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by MaloneBailey LLP in connection with statutory and regulatory filings or engagements for that fiscal year. MaloneBailey LLP billed for services provided in the preparation of consolidated tax returns.

RBSM LLP

The following chart sets forth public accounting fees in connection with services rendered by RBSM LLP during the years ended February 29, 2012 and February 28, 2011:

RBSM LLP	Fiscal Year Ended February 28, 2011	Fiscal Year Ended February 29, 2012

Audit Fees	$13,000	$4,500
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit fees were for professional services rendered by RBSM LLP for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements for that fiscal year.

Pre-Approval of Services

Since our audit committee has not yet been formed, the audit committee was not able to pre-approve all of the foregoing services, although any services rendered were approved by our board of directors.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Share Exchange Agreement dated February 27, 2012 (1)
3.1	Articles of Incorporation of MetaStat, Inc., as amended (2)
3.2	By-laws (2)
4.1	Form of Investor Warrant dated February 27, 2012. (2)
4.2	Form of Warrant issued to certain affiliates dated February 27, 2012. (2)
4.3	Form of Investor Warrant dated May 1, 2012. (3)
10.1	Form of Securities Purchase Agreement dated February 27, 2012. (1)
10.2	Form of Registration Rights Agreement dated February 27, 2012. (2)
10.3†	License Agreement with Einstein, M.I.T., Cornell and IFO-Regina dated August 26, 2010. (1)
10.4	Employment Agreement of Warren C. Lau dated August 1, 2010. (2)
10.5	Amended and Restated 2012 Omnibus Securities and Incentive Plan. (4)
10.6	Form of Consultant Non-Qualified Stock Option Agreement. (2)
10.7	Form of Employee Non-Qualified Stock Option Agreement. (2)
10.8	Form of Securities Purchase Agreement dated May 1, 2012. (3)
10.9	Form of Registration Rights Agreement dated May 1, 2012. (3)
10.10	Sponsored Research Agreement with Albert Einstein College of Medicine of Yeshiva University and Cornell University, dated April 2011. (1)
10.11†	“Second” License Agreement with Albert Einstein College of Medicine of Yeshiva University effective March 2012. (1)
10.12†	“Third” License Agreement with Albert Einstein College of Medicine of Yeshiva University effective March 2012. (1)
16.1	Letter from RBSM LLP (2)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
___________
*    Filed herewith
**  Pursuant to Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information included in Exhibit 101 hereto is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†   Confidential treatment requested.

(1) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 25, 2012.
(2) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012.
(3) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 7, 2012.
(4) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 22, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

METASTAT, INC.

June 13, 2012	By:	/s/ Warren C. Lau
(Date Signed)		Warren C. Lau, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Warren C. Lau	President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)	June 13, 2012
Warren C. Lau

/s/ Oscar Bronsther	Director	June 13, 2012
Oscar Bronsther

/s/ David N. Siegel	Director	June 13, 2012
David N. Siegel

/s/ Patrick T. Mooney	Director	June 13, 2012
Patrick T. Mooney, M.D.

/s/ Johan M. "Thijs" Spoor	Director	June 13, 2012
Johan M. "Thijs" Spoor

Exhibit Index

Exhibit No.	Description
2.1	Share Exchange Agreement dated February 27, 2012 (1)
3.1	Articles of Incorporation of MetaStat, Inc., as amended (2)
3.2	By-laws (2)
4.1	Form of Investor Warrant dated February 27, 2012. (2)
4.2	Form of Warrant issued to certain affiliates dated February 27, 2012. (2)
4.3	Form of Investor Warrant dated May 1, 2012. (3)
10.1	Form of Securities Purchase Agreement dated February 27, 2012. (1)
10.2	Form of Registration Rights Agreement dated February 27, 2012. (2)
10.3†	License Agreement with Einstein, M.I.T., Cornell and IFO-Regina dated August 26, 2010. (1)
10.4	Employment Agreement of Warren C. Lau dated August 1, 2010. (2)
10.5	Amended and Restated 2012 Omnibus Securities and Incentive Plan. (4)
10.6	Form of Consultant Non-Qualified Stock Option Agreement. (2)
10.7	Form of Employee Non-Qualified Stock Option Agreement. (2)
10.8	Form of Securities Purchase Agreement dated May 1, 2012. (3)
10.9	Form of Registration Rights Agreement dated May 1, 2012. (3)
10.10	Sponsored Research Agreement with Albert Einstein College of Medicine of Yeshiva University and Cornell University, dated April 2011. (1)
10.11†	“Second” License Agreement with Albert Einstein College of Medicine of Yeshiva University effective March 2012. (1)
10.12†	“Third” License Agreement with Albert Einstein College of Medicine of Yeshiva University effective March 2012. (1)
16.1	Letter from RBSM LLP (2)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
___________
*     Filed herewith
**   Pursuant to Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information included in Exhibit 101 hereto is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†     Confidential treatment requested.

(1) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 25, 2012.
(2) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012.
(3) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 7, 2012.
(4) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 22, 2012.

METASTAT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Metastat, Inc.
(a development stage company)
Houston, Texas

We have audited the accompanying balance sheets of Metastat, Inc. (a development stage company) (the “Company”) as of February 29, 2012 and February 28, 2011, and the related statements of expenses, changes in stockholders’ equity, and cash flows for the years then ended and the period from July 22, 2009 (inception) through February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metastat, Inc. as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the years and period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
June 11, 2012

METASTAT INC.
(A Development Stage Company)
Balance Sheets

	February 29,	February 28,
	2012	2011
ASSETS

CURRENT ASSETS
Cash	$878,340	$242,256
Receivable from employee	-	39,267
Subscription receivable	865,000	-

Total Current Assets	1,743,340	281,523

PROPERTY AND EQUIPMENT
EQUIPMENT (net of accumulated depreciation of $1,271
and $328, respectively)	19,208	2,951

TOTAL ASSETS	$1,762,548	$284,474

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable	291,859	31,324
Total Liabilities	$291,859	$31,324

STOCKHOLDERS' EQUITY

Preferred stock (10,000,000 shares authorized; none shares issued and outstanding respectively)	-	-

Common stock (Common Stock, $0.0001 par value; 150,000,000 shares authorized; 20,074,422 and 15,140,138 shares issued and outstanding respectively)	2,008	1,525
Paid-in-capital	4,310,581	666,871
Accumulated deficit as a development stage company	(2,841,900)	(415,246)
Total Stockholders' Equity	1,470,689	253,150

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,762,548	$284,474

The accompanying notes are an integral part of these financial statements

METASTAT INC.
(A Development Stage Company)
Statement of Expenses

	Year ended	Year ended	Period from Inception (July 22, 2009)to
	February 29, 2012	February 28, 2011	February 29, 2012

Operating expenses:
General & administrative	$737,113	$118,206	$907,390
Research & development	854,550	169,855	1,024,405
Depreciation	943	328	1,271
Warrant Expense	149,999	-	149,999
Stock-based compensation	684,049	74,786	758,835

Total Operating Expenses	2,426,654	363,175	2,841,900

Net loss	$2,426,654	$363,175	$2,841,900

Net loss per share, basic and diluted	0.15	0.04

Weighted average number of shares outstanding	16,190,838	9,880,964

The accompanying notes are an integral part of these financial statements

METASTAT INC.
(A Development Stage Company)
Statement of Stockholders' Equity
From inception July 22, 2009 through February 29, 2012

	Common Stock
			Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at inception July 22, 2009	-	$-	$-	$-	$-
Issued common stock to founders
for cash at $.0001 per share	1,100,000	110	(100)	-	10
Sale of common stock for cash at
$.0018 per share	660,000	66	1,134	-	1,200
$.023 per share	3,410,000	341	77,159	-	77,500
Net loss for the period ended
February 28, 2010	-	-	-	(52,071)	(52,071)

Balance at February 28, 2010	5,170,000	517	78,193	(52,071)	26,639

Issued common stock for
services at $0.023 per share	3,290,570	329	74,457	-	74,786

Sale of common stock for cash at
$.023 per share	6,055,500	606	137,169	-	137,775
$0.45 per share	515,900	52	232,073	-	232,125
$0.68 per share	212,668	21	144,979	-	145,000

Net loss for the year ended
February 28, 2011	-	-	-	(363,175)	(363,175)

Balance at February 28, 2011	15,244,638	$1,525	$666,871	$(415,246)	$253,150

Sale of common stock for cash at
$.023 per share	80,069	8	1,563	-	1,571
$0.45 per share	103,004	10	47,060	-	47,070
$0.68 per share	2,781,539	278	1,896,226	-	1,896,504

Subscriptions receivable	865,000	87	864,913	-	865,000
Warrents expense	-	-	149,999	-	149,999
Stock options expense			611,250	-	611,250
Issued common stock for
services at $0.45 per share	160,158	16	72,783		72,799

Recapitalization of PVSO shareholders	840,000	84	(84)		-
Rounding	14
Net loss for the year ended
February 29, 2012	-	-	-	(2,426,654)	(2,426,654)

Balance at February 29, 2012	20,074,422	$2,008	$4,310,581	$(2,841,900)	$1,470,689

The accompanying notes are an integral part of these financial statements

METASTAT INC.
(A Development Stage Company)
Statement of Cash Flows

	Year ended February 29, 2012	Year ended February 28, 2011	Period from Inception (July 22, 2009) to February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,426,654)	$(363,175)	$(2,841,900)
Adjustments to reconcile net loss to net cash used by operating activities
Shares issued for services	684,049	74,786	758,835
Depreciation	943	328	1,271
Warrant expense	149,999	-	149,999
Changes in assets and liabilities
Accounts receivable	39,267	(18,462)	-
Accounts payable	260,535	31,324	291,859

NET CASH USED BY OPERATING ACTIVITIES	(1,291,861)	(275,199)	(1,639,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(17,200)	(3,279)	(20,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	1,945,145	514,840	2,538,755

NET INCREASE (DECREASE) IN CASH	636,084	236,362	878,340

Cash at the beginning of the year	242,256	5,894	-

Cash at the end of the year	$878,340	$242,256	$878,340

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS:
Subscriptions receivable	$865,000	$-	$865,000
Recapitalization of PVSO shareholders	$8	$-	$8

The accompanying notes are an integral part of these financial statements

METASTAT INC.
Notes to Financial Statements
February 29, 2012 and February 28, 2011

NOTE 1 - Nature of Operations and Going Concern

MetaStat, Inc., (“we,” “us,” “our,” the “Company,” or “MetaStat”) formerly known as Photovoltaic Solar Cells Inc. (“PVSO”) was incorporated on March 28, 2007 under the laws of the State of Nevada.  From inception until November of 2008, PVSO’s business plan was to produce and market inexpensive solar cells and in November 2008, our board of directors determined that the implementation of our business plan was no longer financially feasible.  At such time, we discontinued the implementation of our prior business plan and pursued an acquisition strategy, whereby we sought to acquire a business. Based on these business activities, until February 27, 2012, we were considered a development stage company and a "blank check" company, with no or nominal assets (other than cash) and no or nominal operations.

MetaStat BioMedical, Inc. (“MBM”) formerly known as MetaStat, Inc., our Delaware operating subsidiary was incorporated in the state of Texas on July 22, 2009, re-incorporated in the State of Delaware on August 26, 2010, and since inception has been a Development Stage Enterprise as defined by the ASC 915-15. During this time MBM has devoted substantially all of its efforts to activities such as acquiring biomedical technology licenses, funding research and development, engaging in organizational activities, and raising capital. MBM was formed to allow cancer patients to benefit from the latest discoveries in how cancer spreads to other organs in the body.

On February 27, 2012, we consummated a share exchange transaction as more fully described below, whereby we acquired all the outstanding shares of MBM and, MBM became our wholly owned subsidiary. From and after the share exchange, our business has been conducted through our wholly owned subsidiary, MBM, and the discussion of our business is that of our current business which is conducted through MBM.

Prior to April 9, 2012, our company name was Photovoltaic Solar Cells, Inc. For the sole purpose of changing our name, on April 9, 2012, we merged with a newly-formed, wholly owned subsidiary incorporated under the laws of Nevada called MetaStat, Inc. As a result of the merger, our corporate name was changed to MetaStat, Inc.  In May 2012 we changed the name of our Delaware operating subsidiary to MetaStat BioMedical, Inc. from MetaStat, Inc.

The Company has adopted a fiscal year end of February 28.

The Company’s mission is to become an industry leader in the emerging field of personalized cancer therapy. The Company’s first product, projected to be commercially available as early as the third calendar quarter 2013, will be the first test that can advise a woman and her doctor the probability that her breast cancer will spread to other organs in her body. This systemic spread, called metastasis, is responsible for almost 90% of the fatalities in breast cancer. The Company has similar diagnostics in development for lung and prostate cancer. In addition, the Company is in discussions with potential development partners for the first therapeutic agent that can preemptively arrest the systemic spread of cancer.

METASTAT INC.
Notes to Financial Statements
February 29, 2012 and February 28, 2011

Share Exchange Agreement

On February 27, 2012 (the “Closing Date”), we entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among us, MBM, the holders of all outstanding shares of MBM (the “MBM Shareholders”) and Waterford Capital Acquisition Co IX, LLC, our principal shareholder (the “Company Principal Shareholder”), whereby we acquired all of the outstanding shares of MBM (the “MBM Shares”) from the MBM Shareholders.  In exchange, we issued to the MBM Shareholders an aggregate of 18,369,421 shares of our common stock (the “Exchange Shares”), equal to 95.6% of our outstanding shares of common stock after such issuance. As a result of the transactions contemplated by the Exchange Agreement (collectively, the “Share Exchange”), MBM became our wholly owned subsidiary. Pursuant to the Exchange Agreement, we assumed warrants to purchase up to 780,511 shares of MBM’s common stock, with exercise prices ranging between $1.50 and $2.00 per share on a 2.2-for-1 basis, equivalent to 1,717,122 shares of our common stock with exercise prices ranging from $0.68 to $0.91 per share. Immediately prior to the Share Exchange, we converted approximately $336,075 of debt owed to the Company Principal Shareholder into 309,595 shares of our common stock (the “Debt Conversion”) and issued an aggregate of 36,000 shares of our common stock to certain of our officers, directors and consultants in consideration for services rendered to us, leaving 840,000 shares of our common stock outstanding immediately prior to the issuance of the Exchange Shares and showing on our Statement of Stockholders’ Equity as 840,000 shares as ‘recapitalization of PVSO shareholders’. Additionally, immediately prior to the Share Exchange, we issued five-year warrants to purchase up to an aggregate of 350,000 shares of our common stock at an exercise price of $1.40 per share, of which warrants to purchase 337,500 shares were issued for a purchase price of $21,000 and warrants to purchase 12,500 shares were issued for services rendered to us prior to the Share Exchange  (the “Warrant Financing”). We used the proceeds of the Warrant Financing to pay off all of our liabilities prior to the Share Exchange.

On the Closing Date, we assumed MBM’s 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”) and reserved 1,116,789 shares of our common stock for the benefit of our employees, nonemployee directors and consultants. All 507,500 options outstanding under the 2012 Plan were converted, on a 2.2-for-1 basis, into the right to receive options to purchase up to 1,116,500 shares of our common stock with an exercise price of $0.68 per share.  On May 21, 2012, we increased the number of authorized and unissued shares of common stock reserved for issuance pursuant to the 2012 Plan to 3,316,789.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risks on cash and cash equivalents.

Property and Equipment

Property and equipment is stated at cost. The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Expenditures for major renewals or betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

METASTAT INC.
Notes to Financial Statements
February 29, 2012 and February 28, 2011

Development Stage

The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Net Loss Per Share

Net income loss per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.  The Company has not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Stock-Based Compensation

We account for stock based compensation in accordance with ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For stock-based awards granted on or after January 1, 2006, stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

METASTAT INC.
Notes to Financial Statements
February 29, 2012 and February 28, 2011

NOTE 3 – LICENSE AGREEMENT AND COMMITMENTS

License Agreement

The Company entered in to a Patent and Technology License Agreement (the “License Agreement”) with the Albert Einstein College of Medicine of Yeshiva University, Massachusetts Institute of Technology, Cornell University, and the IFO-Regina Elena Cancer Institute (together the “Licensors”) during August 2010.  In conjunction with entering into the License Agreement, the Company also entered into a Stock Subscription Agreement (the “Subscription Agreement”) and a Stockholders Agreement (the “Stockholders Agreement”) with the Licensors, which included provisions such as participation rights in future financings, co-sale rights, and certain limited anti-dilution rights. The License Agreement grants the Company a world-wide exclusive license to materials and methods for use in the diagnosis and treatment of metastatic spread of solid tumor cancers.  In return, the Company has agreed to grant Company equity to the Licensors, to reimburse the Licensors patent expenses thus far incurred, to pay all future patent expenses, pay a royalty on any sales of product using licensed technology, as well as certain minimum royalties and milestone payments.

Pursuant to the License Agreement, we are also obligated to make the following royalties and payments to the Licensors:

•	Royalty payment of a specified percentage of net sales.
•	Royalty payment of minimum of a specified percentage of net sales in case MetaStat pays royalties to unaffiliated third parties for patent rights.
•	Issue 30% of MBM’s outstanding common stock to the Licensors calculated on a fully diluted, as converted basis. Accordingly, we issued 1,495,714 common shares valued at $74,786 on August 26, 2010.
•	Non-refundable license fee of $25,000 upon execution of License Agreement.
•
License maintenance fee of $30,000 on each of the first, second, third and fourth anniversary of the License Agreement. The payment may be credited against royalties made during the twelve month period.

•
License maintenance fee of $50,000, and $75,000 on the fifth and sixth anniversaries of the License Agreement, respectively. Each payment may be credited against royalties made during each such twelve month period.

•	License maintenance fee of $100,000 on the seventh and each subsequent anniversary of the License Agreement. Each payment may be credited against royalties made during each such twelve month period.

Anti-dilution Rights for Common Stock

Pursuant to the Subscription Agreement, the Company is obligated, for no additional consideration, to issue additional shares of common stock to the Licensors to ensure that (i) Albert Einstein College of Medicine’s and MIT’s ownership in MetaStat does not fall below 5% of our outstanding common stock (ii) IFO’s ownership in MetaStat does not fall below 3.33% of our outstanding common stock, and  (iii) Cornell’s ownership in MetaStat does not fall below 1.67% of our outstanding common stock until certain funding thresholds are reached by the Company. The Licensors were not required to pay additional consideration for these shares. We recorded the fair value of the additional shares of common stock issued under this provision as a consulting expense in the period they were earned. There were 160,158 shares issued as a result of this antidilution right (see Note 5). The Company has met the funding target mentioned above and the anti-dilution rights under the Subscription Agreement have terminated.

As of February 29, 2012, the Subscription Agreement and the Stockholders Agreement have been terminated.

METASTAT INC.
Notes to Financial Statements
February 29, 2012 and February 28, 2011

Sponsored Research Agreement

On April 14, 2011 the Company entered into a Sponsored Research Agreement with Albert Einstein College of Medicine of Yeshiva University (AECOM) and Cornell University for and on behalf of its Joan and Sanford I. Weill Medical College (Cornell) for a 500 patient Large Population Validation study of its MetaSite Breast test. The study calls for a series of payments to both institutions for a total of $717,554.12. Payments of $538,165.59 have been made and final payments of $128,688.98 to AECOM and $50,699.58 to Cornell are anticipated to be paid during first quarter fiscal 2013.

Note 4 – INCOME TAXES

MetaStat uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the fiscal years ended February 29, 2012, and February 28, 2011, MetaStat incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,933,066 at February 29, 2012, and will expire in the years 2029, 2030 and 2031.

As at February 29, 2012, deferred tax assets consisted of the following:

	2012	2011
Net operating loss carryforwards	$1,933,066	$340,460

Deferred tax asset	$676,573	$676,573
Less: Valuation allowance	(676,573)	(676,573)
Net deferred tax asset	$-	$-

NOTE 5 – EQUITY

As referenced in Note 3, the Company issued 3,290,570 shares of common stock for the partial compensation due to the Licensors pursuant to the License Agreement. The Company accounted for this as a research and development expense valued at $74,786

During the year ended February 29, 2012, the Company sold 3,934,112 shares of common stock for total proceeds of $2,810,145 of which the Company received $1,945,145 and the remaining $865,000 was received subsequent to February 29, 2012. The Company has disclosed the balance as a subscription receivable on its balance sheet.

During February 2012, the Company issued an aggregate of 60,158 shares of common stock to the Licensors in connection with the anti-dilution rights to maintain a certain ownership percentage in the Company. The shares were valued at $72,799.

On February 27, 2012, we entered into the Exchange Agreement with MBM by issuing 18,369,421 shares of our common stock in exchange for the MBM Shares. Immediately prior to the Share Exchange, we had 840,000 shares outstanding which have been recorded as recapitalization of shareholders on MetaStat’s books at par.

The Company has authorized 150,000,000 shares of common stock, par value $0.0001 per share, and 20,074,422 shares of common stock issued and outstanding as of February 29, 2012.

METASTAT INC.
Notes to Financial Statements
February 29, 2012 and February 28, 2011

The Company has authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, and 0 shares of preferred stock issued and outstanding as of February 29, 2012.

NOTE 6 – STOCK OPTIONS

During January 2012, the Company issued options to purchase 1,116,500 shares of common stock at $0.68 per share to its President, members of its scientific advisory board and several consultants involved in the Company’s ongoing research related to cancer. All of the options except 220,000 vest immediately and expire on January 6, 2022. These options have a fair value of $611,250, as calculated using the Black-Scholes model. Assumption used in the Black-Scholes model included: (1) a discount rate of 1.98%; (2) an expected term of 10 years; (3) an expected volatility of 403%; and (4) zero expected dividends.

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2011	-	$-	$-	-
Granted	1,116,500	0.68	1,471,750	9.86
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at February 28, 2012	1,116,500	$0.68	$2,052,976	9.86

As of February 29, 2012, 1,116,500 options are exercisable at $0.68 per share with a weighted average life of 9.86 years.

NOTE 7 – WARRANTS

On November 14, 2011, the Company entered into consulting agreement with Burnham Hill Advisors and warrants were issued to purchase 220,000 shares of common stock at $0.68 per share. The fair value of these warrants was determined to be $149,999, as calculated using the Black-Scholes model. Assumption used in the Black-Scholes model included: (1) a discount rate of 0.91%; (2) an expected term of 5 years; (3) an expected volatility of 403%; and (4) zero expected dividends

During the year ended February 29, 2012, the Company granted 1,497,214 warrants together with shares of common stock issued on January 31, 2012 exercisable at $0.91 per share and expiring on January 31, 2017. The Company also granted 216,250 warrants on February 27, 2012 exercisable at $1.40 per share and expiring on February 27, 2016.

Immediately prior to the Share Exchange, PVSO issued 350,000 warrants exercisable at $1.40 per share.

METASTAT INC.
Notes to Financial Statements
February 29, 2012 and February 28, 2011

The following table summarizes common stock warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2011	-	$-	$-	-
Granted by MetaStat	1,933,372	0.94	1,933,372	4.80
Granted by PVSO	350,000	1.40	350,000	5.00

Outstanding at February 28, 2012	2,283,372	$1.01	$2,283,372	4.83

Warrants exercisable at February 29, 2012 are:

Exercise prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$0.68	220,000	4.71	220,000
$0.91	1,497,122	4.93	1,497,122
$1.40	216,250	4.00	216,250
$1.40	350,000	5.00	350,000

NOTE 8 – SUBSEQUENT EVENTS

Yale University Payment

The Company has agreed to pay $112,000 to the Yale University Medical School Department of Pathology in return for certain work to validate the Company’s technology in the fields of breast cancer and lung cancer. The payment is being made in two tranches of $56,000.00 each, the first of which has been paid in the fourth calendar quarter of 2011 and the second of which has been paid in the first calendar quarter of 2012, subsequent to February 29, 2012

May 2012 Private Placement

On May 1, 2012, we entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale in a private placement consisting of, in the aggregate, (a) 880,000 shares of common stock, par value $0.0001 per share, at a price per share of $1.00 and (b) four-year warrants to purchase up to 220,000 shares of common stock at an exercise price of $1.40 per share, for aggregate gross proceeds of $880,000 (the “May 2012 Private Placement”).  As of June 13, 2012, we have closed on $855,000 and have a subscription receivable for the remaining amount.

In connection with the May 2012 Private Placement, we also entered into a registration rights agreement with the investors whereby we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock and the shares of common stock underlying the warrants within 120 calendar days of the closing date, and to have the registration statement declared effective within 180 calendar days of the closing date or within 270 calendar days of the closing date in the event of a full review of the registration statement by the Securities and Exchange Commission.

Restricted Stock Grant

On May 22, 2012, the Company issued 50,000 restricted shares each to two of our directors, Patrick T. Mooney and Johan M. “Thijs” Spoor, for services rendered to the Company.