Form 10-Q
period 2012-05-31
MetaStat, Inc.
filed 2012-07-23
CIK 1404943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ________ to ________ .

Commission File Number 000-52735

METASTAT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8753132
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4 Autumnwood Court
The Woodlands, Texas 77380
(Address of principal executive offices)

(281) 363-0003
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of July 23, 2012, there were 21,054,422 shares of common stock of the registrant outstanding.

-i-

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

METASTAT INC.
(A Development Stage Company)
Balance Sheet

	May 31,	February 29,
	2012	2012
ASSETS

CURRENT ASSETS
Cash	$1,704,516	$878,340
Certificate of deposit	250,088	-
Subscription receivable	25,000	865,000

Total Current Assets	1,979,604	1,743,340

PROPERTY AND EQUIPMENT
EQUIPMENT (net of accumulated depreciation of $3,603 and $1,271, respectively)	45,687	19,208

TOTAL ASSETS	$2,025,291	$1,762,548

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable	$65,560	$291,859

TOTAL LIABILITIES	65,560	291,859

STOCKHOLDERS' EQUITY

Preferred stock	-	-
(10,000,000 shares authorized; no shares issued and outstanding respectively)

Common stock	2,201	2,008
(Common Stock, $0.0001 par value; 150,000,000 shares authorized; 20,954,422 and 20,074,422 shares issued and outstanding respectively)
Paid-in-capital	5,190,388	4,310,581
Accumulated deficit as a development stage company	(3,232,858)	(2,841,900)
Total Equity	1,959,731	1,470,689

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,025,291	$1,762,548

See accompanying notes to the unaudited financial statements.

METASTAT INC.
(A Development Stage Company)
Statement of Expenses

	Three Months	Three Months	Period from Inception (July 22, 2009)
	ended	ended	to
	May 31, 2012	May 31, 2011	May 31, 2012

OPERATING EXPENSES
General & administrative	$332,858	$58,605	$1,240,270
Research & development	56,000	358,777	1,080,405
Depreciation	2,332	164	3,603
Warrant Expense	-		149,999
Stock-based compensation	-	-	758,835

Total Operating Expenses	391,190	417,546	3,233,112

OTHER INCOME (EXPENSE)
Interest Income	232	-	254

NET LOSS	$(390,958)	$(417,546)	$(3,232,858)

Basic & Diluted Net Loss Per Share	$0.02	$0.03

Weighted shares outstanding	20,361,379	15,634,180

See accompanying notes to the unaudited financial statements.

METASTAT INC.
(A Development Stage Company)
Statement of Cash Flows

	Three Months	Three Months	Period from Inception (July 22, 2009)
	ended	ended	to
	May 31, 2012	May 31, 2011	May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(390,958)	$(417,546)	$(3,232,858)
Adjustments to reconcile net loss to net
cash used by operating activities
Shares issued for services	-	-	758,835
Depreciation	2,332	164	3,603
Warrant expense	-	-	149,999
Changes in assets and liabilities
Accounts receivable	-	(461)	-
Accounts payable	(226,299)	78,938	65,560

NET CASH USED BY OPERATING ACTIVITIES	(614,925)	(338,905)	(2,254,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for certificate of deposit	(250,088)	-	(250,088)
Purchase of equipment	(28,811)	-	(49,290)

NET CASH USED BY INVESTING ACTIVITIES	(278,899)	-	(299,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscription receivables	865,000	-	865,000
Proceeds from sale of common stock	855,000	220,640	3,393,755

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,720,000	220,640	4,258,755

NET INCREASE (DECREASE) IN CASH	826,176	(118,265)	1,704,516

Cash at the beginning of the year	878,340	242,256	-

Cash at the end of the year	$1,704,516	$123,991	$1,704,516

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Subscriptions receivable	$25,000	$-	$890,000
Recapitalization of PVSO shareholders	$-	$-	$8

See accompanying notes to the unaudited financial statements.

METASTAT INC. and Subsidiary
Notes to Condensed Consolidated Financial Statements
May 31, 2012 and May 31, 2011

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MetaStat, Inc. (“we,” “us,” “our,” the “Company,” or “MetaStat”), formerly known as Photovoltaic Solar Cells Inc. (“PVSO”) was incorporated on March 28, 2007 under the laws of the State of Nevada.  From inception until November of 2008, PVSO’s business plan was to produce and market inexpensive solar cells and in November 2008, our board of directors determined that the implementation of our business plan was no longer financially feasible.  At such time, we discontinued the implementation of our prior business plan and pursued an acquisition strategy, whereby we sought to acquire a business. Based on these business activities, until February 27, 2012, we were considered a development stage company and a "blank check" company, with no or nominal assets (other than cash) and no or nominal operations.

MetaStat BioMedical, Inc. (“MBM”), formerly known as MetaStat, Inc., our Delaware operating subsidiary, was incorporated in the State of Texas on July 22, 2009, re-incorporated in the State of Delaware on August 26, 2010, and since inception has been a Development Stage Enterprise as defined by the ASC 915-15. During this time, MBM has devoted substantially all of its efforts to activities such as acquiring biomedical technology licenses, funding research and development, engaging in organizational activities, and raising capital. MBM was formed to allow cancer patients to benefit from the latest discoveries in how cancer spreads to other organs in the body.

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

Prior to April 9, 2012, our company name was Photovoltaic Solar Cells, Inc. For the sole purpose of changing our name, on April 9, 2012, we merged with a newly-formed, wholly owned subsidiary incorporated under the laws of Nevada called MetaStat, Inc. As a result of the merger, our corporate name was changed to MetaStat, Inc.  In May 2012, we changed the name of our Delaware operating subsidiary to MetaStat BioMedical, Inc. from MetaStat, Inc.

The Company has adopted a fiscal year end of February 28.

The Company’s mission is to become an industry leader in the emerging field of personalized cancer therapy. The Company’s first product, projected to be commercially available as early as the third calendar quarter 2013, will be the first test that can advise a woman and her doctor of the probability that her breast cancer will spread to other organs in her body. This systemic spread, called metastasis, is responsible for almost 90% of the fatalities in breast cancer. The Company has similar diagnostics in development for lung and prostate cancer. In addition, the Company is in discussions with potential development partners for the first therapeutic agent that can preemptively arrest the systemic spread of cancer.

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Report filed with the Securities and Exchange Commission ("SEC") on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

NOTE 2 – EQUITY

During the three months ended May 31, 2012, the Company sold 880,000 shares of common stock for total proceeds of $880,000, of which the Company received $855,000 and the remaining $25,000 will be received subsequent to May 31, 2012. The Company has accounted for the $25,000 received subsequent to May 31, 2012 as a subscription receivable on its balance sheet.

The Company has authorized 150,000,000 shares of common stock, par value $0.0001 per share, and has 20,954,422 shares of common stock issued and outstanding as of May 31, 2012.

The Company has authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, and has 0 shares of preferred stock issued and outstanding as of May 31, 2012.

May 2012 Private Placement

On May 1, 2012, we entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale in a private placement consisting of, in the aggregate, (a) 880,000 shares of common stock, at a price per share of $1.00 and (b) four-year warrants to purchase up to 220,000 shares of common stock at an exercise price of $1.40 per share, expiring on May 1, 2016, for aggregate gross proceeds of $880,000 (the “May 2012 Private Placement”). As of May 31, 2012, we have closed on $855,000 and have a subscription receivable for the remaining amount. The amounts recorded as a subscription receivable have been collected subsequent to the quarter end.

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

Restricted Stock Grant

On May 22, 2012, the Company issued 50,000 restricted shares to each of our two directors, Patrick T. Mooney and Johan M. “Thijs”Spoor, for services rendered to the Company. The restricted shares shall vest pursuant to the Company listing its shares of Common Stock on a national securities exchange. The restricted shares expire on May 21, 2022 if the Company fails to meet the vesting conditions. The fair value of the restricted stock is $400,000, which will be expensed over a 10 year period. $0 has been expensed as of May 31, 2012 related to the restricted stock grant.

NOTE 3 – STOCK OPTIONS

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

The following table summarizes common stock options issued and outstanding:
	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 29, 2012	1,116,500	$0.68	$2,052,976	9.86
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at May 31, 2012	1,116,500	$0.68	$3,647,125	9.61

As of May 31, 2012, 896,500 options were exercisable at $0.68 per share with a weighted average life of 9.61 years.

NOTE 4– WARRANTS

On November 14, 2011, the Company entered into consulting agreement with Burnham Hill Advisors, LLC whereby we issued warrants to purchase an aggregate of 220,000 shares of common stock at an exercise price of $0.68 per share. The fair value of these warrants was determined to be $149,999, as calculated using the Black-Scholes model. Assumption used in the Black-Scholes model included: (1) a discount rate of 0.91%; (2) an expected term of 5 years; (3) an expected volatility of 403%; and (4) zero expected dividends.

During the year ended February 29, 2012, the Company granted 1,497,214 warrants, together with shares of common stock, issued on January 31, 2012, exercisable at $0.91 per share and expiring on January 31, 2017. The Company also granted 216,250 warrants on February 27, 2012 exercisable at $1.40 per share and expiring on February 27, 2016.

Immediately prior to the Share Exchange, PVSO issued 350,000 warrants exercisable at $1.40 per share.

For the three months ended May 31, 2012, the Company issued 220,000 warrants in connection with the May 2012 Private Placement referenced in Note 2.  These warrants were issued on May 1, 2012 and are exercisable at $1.40 per share and expire on May 1, 2016.  These warrants vest immediately.

The following table summarizes common stock purchase warrants issued and outstanding:
	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2012	2,283,372	$1.01	$2,283,372	4.83
Granted in May 2012 Private Placement	220,000	$1.40	$737,000	3.92

Outstanding at May 31, 2012	2,503,372	$1.04	$9,279,255	4.52

Warrants exercisable at May 31, 2012 are:

Exercise		Weighted average	Exercisable number of
prices	Number of shares	remaining life (years)	shares
$0.68	220,000	4.46	220,000
$0.91	1,497,122	4.67	1,497,122
$1.40	216,250	4.67	216,250
$1.40	350,000	5.75	350,000
$1.40	220,000	3.92	220,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” “the Company” and “MetaStat” refer to MetaStat, Inc. and its subsidiary. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Form 10-K for the year ended February 29, 2012. Readers are cautioned not to place undue reliance on these forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information appearing in our Form 10-K for the year ended February 29, 2012.

Business Overview

We are a life science company focused on the development and commercialization of proprietary clinical diagnostic tests for cancer that predict the probability of hematogenous (blood borne) systemic metastasis of cancer, as well as companion therapeutics to prevent systemic metastasis. Our first test, the MetaSite Breast™ test, will be used for breast cancer patients to predict the likelihood of hematogenous metastasis in breast cancer. Hematogenous metastasis is the spread of breast cancer cells to other organs in the body through the blood stream. This spread, and the resulting growth of breast cancer tumors in other organs in the patient’s body, is responsible for up to 90% of fatalities in breast cancer. We anticipate all tumor samples will be sent to our clinical reference laboratory that we anticipate establishing in New York for analysis. Upon generation and delivery of a Metastasis Score report to the physician, we plan to bill third-party payors for the MetaSite Breast test. We project that the initial list price of our test will be $2,595.

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

Since our inception, we have generated significant net losses. As of May 31, 2012, we had an accumulated deficit of $3,232,858. We incurred net losses of $390,958 and $417,546 in the three months ended May 31, 2012 and 2011, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in this Form 10-Q.  We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

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

General and Administrative Expenses

General and administrative expenses from our inception through May 31, 2012 were $1,240,270. Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs and other professional and administrative costs.

Research and Development Expenses

Research and development expenses from our inception through May 31, 2012 were $1,080,405, and substantially all of these expenses were focused on the research and development of the MetaSite Breast test. During this time, the MetaSite Breast test was not the only product under development. Research and development expenses represent costs incurred both to develop our MenaCalc technology in breast, lung, and prostate cancers and to carry out our clinical studies to validate our MetaSite Breast test.

We charge all research and development expenses to operations as they are incurred. All potential future product programs, apart from the MetaSite Breast test for breast cancer metastasis, are in the clinical research phase, and the earliest we expect another cancer program to reach the clinical development stage is late calendar 2012. However, the expected time frame that a product related to one of these other cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers.

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

Selling and Marketing Expenses

Our selling and marketing expenses that we expect to incur coincident with the launch of the MetaSite Breast test will consist primarily of personnel costs and education and promotional expenses. We expect these expenses will include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our technologies, how our MetaSite Breast test was developed and validated and the value of the quantitative information that the MetaSite Breast provides. Selling and marketing expenses will also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of our scientific and economic publications related to the MetaSite Breast test. Sales and marketing expenses from our inception through May 31, 2012 were $0.

Results of Operations

Comparison of the Three Months Ended May 31, 2012 and May 31, 2011

Revenues.  There were no revenues for the three months ended May 31, 2012 and May 31, 2011, respectively, because we have not yet commercialized the MetaSite Breast test.

Cost of Product Revenues.  No cost of product revenues were recorded in the three months ended May 31, 2012 and May 31, 2011, respectively, because we have not yet commercialized the MetaSite Breast test.

General and Administrative Expenses.  General and administrative expenses totaled $332,858 for the three months ended May 31, 2012 as compared to $58,605 for the three months ended May 31, 2011. This represents an increase of $274,253 for the three months ended May 31, 2012 over the three months ended May 31, 2011. This increase was due in part to increases in costs for employee salaries, legal, including intellectual property, accounting and other professional costs.

Research and Development Expenses.   Research and development expenses were $56,000 for the three months ended May 31, 2012 as compared to $358,777 for the three months ended May 31, 2011. This represents a decrease of $302,777 for the three months ended May 31, 2012 over the three months ended May 31, 2011.  This decrease resulted primarily as a result of no payments being made during the three months ended May 31, 2012 for our ongoing MetaSite Breast test study pursuant to the Sponsored Research Agreement.

Selling and Marketing Expenses.  There were no selling and marketing expenses recorded for the three months ended May 31, 2012 and May 31, 2011, respectively, because we have not yet commercialized the MetaSite Breast test.

Warrant Expense.   Warrant expenses were $0 for the three months ended May 31, 2012 and May 31, 2011.

Stock-based Compensation.   Stock-based compensation was $0 for the three months ended May 31, 2012 and May 31, 2011.

Interest Income and Other Income/ Expense.  We recorded $232 of interest income during the three months ended May 31, 2012 and $0 during the three months ended May 31, 2011, respectively.

Interest Expense.  We made no interest payments on borrowings during the three months ended May 31, 2012 and May 31, 2011, respectively.

Net Loss.   As a result of the factors described above, we had a net loss of $390,958 for the three months ended May 31, 2012 as compared to $417,546 for the three months ended May 31, 2011.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of May 31, 2012, we had an accumulated deficit of $3,232,858.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock. Through May 31, 2012, we had received net proceeds of approximately $4.3 million through the sale of common stock to investors.  As of May 31, 2012, we had cash and cash equivalents, of $1,954,604 and no debt.  As a result of the most recent sale of shares of common stock through May 31, 2012, we have issued and outstanding warrants to purchase 2,503,372 shares of our common stock at a weighted average exercise price of $1.04, which will result in proceeds to us of $2,611,772 if all outstanding warrants are exercised.

Cash Flows

As of May 31, 2012, we had $1,954,604 in cash and cash equivalents, compared to $1,743,340 on May 31, 2011.

Net cash used in operating activities was $614,925 for the three months ended May 31, 2012, compared to $338,905 for the three months ended May 31, 2011. The increase in cash used of $276,020 was primarily due to professional fees.

Net cash used in investing activities was $278,899 for the three months ended May 31, 2012, compared to $0 for the three months ended May 31, 2011. This increase was attributed to a $250,088 increase in cash paid for certificate of deposits and $28,811 for the purchase of equipment. We expect amounts used in investing activities to increase in fiscal year 2013 and beyond as we expand research and development activities and establish and add capacity in our commercial laboratory.

Net cash provided by financing activities during the three months ended May 31, 2012 was $1,720,000, compared to $220,640 for the three months ended May 31, 2011. Financing activities consisted primarily of the sale of our common stock and common stock purchase warrants for the three months ended May 31, 2012 and May 31, 2011, respectively.

Contractual Obligations

As of May 31, 2012, we had the following contractual commitments:

	Payments Due by Period
						More
		Less than				than 5
Contractual Obligations	Total	1 Year	1-3 Years		4-5 Years	Years
	(In thousands)
Sponsored Research Agreement (500 Patent Trial)	$179	$179	$	---	$—	$—
License Agreement	$315	$30		$110	$175	(1)

Second License Agreement	$309	$12		$72	$125	100 (2)

Third License Agreement	$309	$12	$72	$125	100 (3)

(1) Amount of additional payments depends on several factors, including the duration of the License Agreement, which depends on expiration of the last patent to be issued pursuant to the License Agreement. That duration is uncertain because the last patent has not yet been issued.

(2) Amount of additional payments depends on several factors, including the duration of the Second License Agreement, which depends on expiration of the last patent to be issued pursuant to the Second License Agreement. That duration is uncertain because the last patent has not yet been issued.

(3) Amount of additional payments depends on several factors, including the duration of the Third License Agreement, which depends on expiration of the last patent to be issued pursuant to the Third License Agreement. That duration is uncertain because the last patent has not yet been issued.

We are required to make a series of annual minimum royalty or “license maintenance” payments under the License Agreement beginning on the first anniversary date, or August 28, 2011.  The initial payment of $30,000 was made in August 2011.  For a period of seven years on each anniversary of this first payment, we are required to make additional payments in amounts that gradually increase beginning in year five.  We are required to make additional payments of $30,000 in each of 2012, 2013, and 2014 and $50,000 in 2015, $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter.

Pursuant to the Second License Agreement, we paid a license signing fee of $15,000 in connection with entering into the Second License Agreement and are required to make a series of annual minimum royalty or “license maintenance” payments beginning on the first anniversary date of the effective date, or January 3, 2013.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year three. The payments are $12,000 each for the first and second anniversary in 2013 and 2014, respectively.  We are required to make additional payments of $30,000 in each of 2015, 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter.

Pursuant to the Third License Agreement, we paid a license signing fee of $15,000 in connection with entering into the Third License Agreement and are required to make a series of annual minimum royalty or “license maintenance” payments beginning on the first anniversary date of the effective date, or January 3, 2013.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year three. The payments are $12,000 each for the first and second anniversary in 2013 and 2014, respectively.  We are required to make additional payments of $30,000 in each of 2015, 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter.

Beginning in the second half of 2012, we intend to enter into arrangements for the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment.  We cannot at this time provide assurances that we will be able to enter into agreements with vendors on terms commercially favorable to us or that we will be able to enter into such arrangements without securing additional financing.

We currently sublease approximately 1,000 square feet of administrative and office space under a sublease on a month-to-month basis for an annual cost of $12.00 per square foot.

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

Item  3.  Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of May 31, 2012, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item1A.  Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K filed with the SEC on June 13, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(b)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant ot Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information included in Exhibit 101 hereto is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METASTAT, INC.

Date: July 23, 2012	By:	/s/ Warren C. Lau
Warren C. Lau, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)