Form 10-K/A
period 2012-02-29
MetaStat, Inc.
filed 2012-08-13
CIK 1404943

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

(MARK ONE)
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

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended February 29, 2012 is being filed as Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission on June 13, 2012 (the “Original Report”). We are filing this Amendment No. 1 for the purpose of supplementing Item 1, “Business,” which has been revised in order to provide additional disclosure with respect to the description of our business and the terms of our license agreements, and including a new audit report to our consolidated financial statements for the years ended February 29, 2012 and 2011. This Amendment No. 1 does not have any impact on our previously reported financial position as of February 29, 2012 and 2011 and our results of operations and cash flows for the years ended February 29, 2012 and 2011.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by our chief executive officer and chief financial officer. Except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring subsequent to June 13, 2012, the filing date of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the Securities and Exchange Commission.

-i-

-ii-

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

We believe our initial product, the MetaSite Breast™ test, is the first test that will predict the probability of whether cancer will spread through the bloodstream to other organs in the body, according to a press release issued by Einstein on March 24, 2009. We believe this test is a necessary breakthrough for breast cancer patients and their doctors because systemic hematogenous metastasis is responsible for almost 90% of fatalities from breast cancer,  according to articles published by the National Foundation for Cancer Research.  Based on research published in the International Journal of Cancer, we believe the platform technology underlying this diagnostic approach may be applicable in up to 80% of all solid tumor cancers, including prostate, lung, colorectal, head and neck, and pancreatic. Further, based on research published in 2010 in Breast Cancer Research, we believe our platform technology provides us with a target for the development of the first therapy that may preemptively reduce or eliminate systemic metastasis.

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

The Problem

Cancer remains one of the world's most serious health problems and is the second most common cause of death in the United States after heart disease. In 2011, the American Cancer Society (“ACS”) reported that 1,596,670 people in the United States are expected to be diagnosed with cancer and nearly 571,950 will die from the disease according to www.cancer.org . Cancer is a group of complex diseases characterized by uncontrolled growth forming malignant tumors, and spread of abnormal cells to nearby parts of the body. Cancer may also spread to more distant parts of the body through the lymphatic system or bloodstream. This distant spread, or hematogenous systemic metastasis to critical organs, is estimated by the ACS and Nature Reviews Cancer to be responsible for approximately 90% of all cancer deaths. Common types of cancer include breast, prostate, lung and colon. Cancers are difficult to treat because each type responds differently to treatments depending upon the individual and the type and location of the cancer. According to estimates by the National Institutes of Health, in the United States in 2010, the direct medical cost of all types of cancer exceeded $ 124.57  billion and breast cancer had the highest individual disease costs at $16.5 billion according to www.cancer.gov .

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

Our Solution

MetaSite Test for Breast Cancer Metastasis

The MetaSite test for breast cancer metastasis, or the “MetaSite Breast ™” test, is a clinical laboratory test pursuant to which we analyze tumor tissue samples in our reference laboratory and provide physicians with information specific to the patient’s tumor. The MetaSite Breast test is a simple tissue test that detects the presence and density of MetaSites. The test consists of a triple immunostain containing antibodies to the three cell types found in the MetaSite. To delineate these windows, or MetaSites, we simply count them, and the count correlates to the risk of metastasis. They will then be categorized by low, medium and high risk.

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

We anticipate the list price for the MetaSite Breast test will be $2,595, which is considerably cheaper than the $4,075 list price of Genomic Health’s Oncotype DX test for breast cancer. We arrived at our projected list price for MetaSite Breast by calculating our costs. We accounted for processing the arriving tumor tissue samples and we considered the wholesale price of reagents and the time factor for machinery involved in the staining of the three relevant cell types involved.  Additionally, we also analyzed technician and administrative time and included a calculation for professional fees for the supervising pathologist(s).  Finally, after sales and marketing expenses, we added a commercially reasonable factor for profit margin.   This list price is not based upon any indicia of what the market may be willing to pay for the MetaSite Breast test, and as such is a list price we hope to charge based on our internal costs.

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

Clinical Development and Validation of the MetaSite Breast Test

The MetaSite Breast test has, thus far, been validated in two human clinical studies. The results of a 60 patient trial were published in the peer reviewed journal, Clinical Cancer Research in April 2009, which described how the MetaSite Breast test was able to predict the probability of systemic hematogenous metastasis. In this five year retrospective analysis, thirty pairs of women were selected and matched as closely as possible for clinical characteristics such as age, tumor size, tumor grade, lymphovascular involvement, and hormone status (ER, PR, Her2/Neu). No association was seen between MetaSite density/count and these clinical characteristics. However, MetaSite density/count was greater in patients who subsequently developed systemic metastasis compared with the patients who had only localized breast cancer (median, 105 vs. 50, respectively; P = 0.00006). For every 10 unit increase in MetaSite count the odds ratio of systemic metastasis increased by 1.9 (95% confidence interval, 1.1-3.4). In other words, the number of MetaSites observed per patient ranged from 12 to 240 and the odds of metastasis nearly doubled for every increase of 10 MetaSites.

In data from an unpublished trial, the MetaSite Breast test was compared to the Oncotype DX test distributed by Genomic Health, Inc. In 44 women with breast cancer, the Oncotype DX Recurrence Score was compared to the MetaSite count. The analysis showed an insignificant correlation between the two tests with a Spearman rank correlation coefficient of 0.19. If this lack of correlation holds in planned larger scale testing it would mean that MetaSite Breast test will provide an invaluable source of additional information critical to clinical care and stratification of breast cancer patients.

The MetaSite Breast test is currently being evaluated in a 500 patient Large Population Validation study that, if successful, will be an important step toward the beginning of pilot marketing of the diagnostic. We entered into a Sponsored Research Agreement (the “Sponsored Research Agreement”) in April 2011 with Einstein and Cornell for and on behalf of its Joan & Sanford I. Weill Medical College to conduct the study. The purposes of the Large Population Validation study are to (i) study the association between TMEM count at initial diagnosis of invasive ductal carcinoma of the breast and risk of systemic metastasis, and (ii) identify a cut-point for TMEM count that differentiates best between those who develop systemic metastasis and those who do not, and to calculate the sensitivity and specificity of this cut-point.  In consideration for the study, we will pay $202,798 to Cornell and $514,756 to Einstein.   We have paid $150,098.74 to Cornell and $386,066.96 to Einstein pursuant to the Sponsored Research Agreement.  As of August 10, 2012, all outstanding payments owed to Einstein have been paid in full.  We have reached a verbal agreement with Cornell and Einstein to delay the remaining amount owed to Cornell until such time that new research arrangements among the parties are finalized. We expect to enter into a formal amendment to the Sponsored Research Agreement once such revised research arrangements have been agreed upon.  The Large Population Validation study is being conducted retrospectively on already collected human tissue samples and accompanying patient medical histories, which have been provided from Kaiser Permanente. In this five year retrospective study, 250 metastatic and 250 non-metastatic patients will be matched as closely as possible with regard to tumor size, grade, lymph node involvement, and hormone receptor status at presentation and have their tissue samples scored for MetaSite count/density and the results will be compared to the known outcome from their medical records. The Large Population Validation study is expected to provide even greater statistical significance and allow us to establish “cut-points” for stratifying patients in clinically useful low, medium, and high risk groups. We expect that the data from this trial will be compiled and available in the first half of 2013 with publication of the results in a major scientific journal thereafter.

We anticipate conducting additional clinical studies that further demonstrate the effectiveness and health economic benefit of the MetaSite Breast test in order to gain market acceptance and penetration as well as favorable reimbursement coverage from payors.

Market Potential of the MetaSite Breast Test

The data from the published 60 patient trial showed that the metastatic outcome was independent of clinicopathologic characteristics including, age, tumor grade, tumor size, lymph node involvement and hormone status, including estrogen receptor, progesterone receptor and HER-2/neu. This data leads us to believe that the market potential for the MetaSite Breast test includes all breast cancer patients and is not limited by factors such as hormone receptor status or lymphovascular invasion. Based on this data, we further believe that the MetaSite Breast test will be applicable for patients that are diagnosed with triple negative breast cancer; that is cancer that lacks receptors for estrogen, projesterone, and Her2/Neu. Accordingly, we believe that our MetaSite Breast test will be applicable for all breast cancer patients, not just a subset. Based on 2011 estimates from the American Cancer Society website , there will be approximately 230,000 new cases of breast cancer diagnosed in the United States alone and there are approximately 2.6 million people in the United States who have been previously diagnosed with breast cancer.

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

We are currently conducting a 240 patient trial at Yale University Medical School that is comparing the MetaSite Breast Metastasis Scores to MenaCalc Breast Metastasis Scores. We hope to publish the data from this confirmatory trial by the end of 2012. Upon successful results from this confirmatory trial, we anticipate entering into a 550 to 1,000 patient L arge P opulation V alidation trial for the MenaCalc Breast test.

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

Research and Development

As of February 29, 2012, our research and development department included no full time employees, however it included 19 medical doctors, scientists, and engineers, nine of whom we engage in a consulting capacity and ten of whom are full time researchers that we fund through our research and development collaborations in connection with (i) the Sponsored Research Agreement for the Large Population Validation study of the MetaSite Breast test, (ii) studies using MenaCalc for breast, lung and prostate cancer at both Yale University and M.I.T., and (iii) the development of the Meta Bloc Therapeutic™ at M.I.T.

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

Selling and Marketing

We expect to undertake planning and preparation for marketing of the MetaSite Breast test beginning in the second quarter of 2012. We will concentrate our pilot marketing efforts first with opinion leaders at several large cancer centers that our management and members of our Scientific Advisory Board have relationships with . These cancer centers include (i) New York-Presbyterian/Weill Cornell Medical Center, (ii) Montefiore Medical Center, the university hospital for the Albert Einstein College of Medicine, (iii) Memorial Sloan-Kettering Cancer Center which handles the largest number of breast cancer cases of any cancer center in the United States, and iv) the M.D. Anderson Cancer Center, the largest cancer center in the world. MetaStat is currently pursuing strategic relationships with these and other cancer centers in order to apprise the medical community of the utility of our novel diagnostic.

Assuming the successful completion of the Large Population Validation study, we will commence full our fall selling and marketing strategy  upon our internal review of the data . We will focus on the entire oncology community, primarily medical and surgical oncologists. We plan to hire a sales staff with significant clinical oncology selling and marketing experience from leading biopharmaceutical, pharmaceutical and specialty reference laboratory companies. Our direct sales approach will focus on the clinical and economic benefits of the MetaSite Breast test and the scientific validation supporting it. Our marketing strategy will focus on educating physicians, laboratory personnel and other healthcare professionals regarding the development of our novel technology based on direct mechanistic markers and the value of the quantitative information our MetaSite Breast test will provide. We also plan to work closely with national and regional patient advocacy organizations that are focused on breast cancer care. Additionally, we intend to utilize the Internet for communicating with external constituencies, and develop our website to comprise the clinical information for healthcare professionals and educational information and materials for breast cancer patients.

We intend to promote our MetaSite Breast test through traditional marketing channels commonly used by the biopharmaceutical and pharmaceutical industries. Additionally, we will seek to have the MetaSite Breast test included in updated guidelines on the use of breast cancer tumor markers by American Society of Clinical Oncology (“ASCO”). ASCO guidelines serve as a guide for doctors and outline appropriate methods of treatment and care. Our goal is to have oncologists order the MetaSite Breast test and have our Metastasis Score become a part of the standard pathologist’s report, including information on tumor size, grade, lymph node involvement, hormone status, and recurrence score (provided by the Oncotype DX test).

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

Reimbursement

Based on our discussions with the heads of the departments of breast medical oncology at major cancer treatment centers such as M.D. Anderson Cancer Center and Montefiore Medical Center, our MetaSite Breast test is expected to expand the field for diagnostics that will help payors lower costs through the implementation of customized cancer therapy. We hope to follow the recent roadmap established by Genomic Health, Inc. for its Oncotype DX test for breast cancer to serve as a template for establishing a reimbursement strategy. When Genomic Health completed and published its 668 patient validation trial results for its Oncotype DX test for breast cancer in 2004, it began receiving reimbursement from several regional payors. Shortly thereafter, Genomic Health entered into a reimbursement agreement with larger national payors.

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

Further, in accordance with the terms of the License Agreement, we paid a license signing fee of $25,000 in connection with entering into the License Agreement and are required to make a series of annual minimum royalty payments beginning on the first anniversary date, or August 26, 2011.  The initial payment of $30,000 was made in August 2011. For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year five. We are required to make additional payments of $30,000 in each of 2012, 2013, and 2014, $50,000 in 2015, $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter.

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

David N. Siegel.  Mr. Siegel was appointed to our board of directors on February 27, 2012, effective as of April 7, 2012.  Mr. Siegel was appointed President and CEO of Frontier Airlines in January 2012. Previously, he was a Managing Director of Hyannis Port Capital from June 2010 to December 2011. Mr. Siegel served as Chairman and CEO of XOJET, a TPG Capital funded private aviation company, from October 2008 until May 2010.  Before joining XOJET, Mr. Siegel was Chairman and CEO of Gategroup, AG, based in Zurich, from June 2004 to March 2009.  Mr. Siegel was chairman and chief executive officer of Gate Gourmet Group, Inc., an independent airline catering, hospitality and logistics company. Prior to Gate Gourmet Group, Mr. Siegel served as president, chief executive and a member of the board of US Airways Group, Inc., and US Airways, Inc., the airline operating unit. Prior to joining US Airways, Mr. Siegel was chairman and chief executive officer of Avis Rent A Car System, Inc., a subsidiary of Cendant Corp.  Mr. Siegel’s service as a member of senior management and the boards of directors of a number of U.S. corporations provides our board of directors with invaluable financial and management experience.

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

METASTAT, INC.

August 13, 2012	By:	/s/ Warren C. Lau
(Date Signed)		Warren C. Lau, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Warren C. Lau	President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)	August 13, 2012
Warren C. Lau

/s/ Oscar Bronsther	Director	August 13, 2012
Oscar Bronsther

/s/ David N. Siegel	Director	August 13, 2012
David N. Siegel

/s/ Patrick T. Mooney	Director	August 13, 2012
Patrick T. Mooney, M.D.

/s/ Johan M. "Thijs" Spoor	Director	August 13, 2012
Johan M. "Thijs" Spoor

Exhibit Index

Exhibit No.	Description
2.1	Share Exchange Agreement dated February 27, 2012 (1)
3.1	Articles of Incorporation of MetaStat, Inc., as amended (2)
3.2	By-laws (2)
4.1	Form of Investor Warrant dated February 27, 2012. (2)
4.2	Form of Warrant issued to certain affiliates dated February 27, 2012. (2)
4.3	Form of Investor Warrant dated May 1, 2012. (3)
10.1	Form of Securities Purchase Agreement dated February 27, 2012. (1)
10.2	Form of Registration Rights Agreement dated February 27, 2012. (2)
10.3†	License Agreement with Einstein, M.I.T., Cornell and IFO-Regina dated August 26, 2010. (1)
10.4	Employment Agreement of Warren C. Lau dated August 1, 2010. (2)
10.5	Amended and Restated 2012 Omnibus Securities and Incentive Plan. (4)
10.6	Form of Consultant Non-Qualified Stock Option Agreement. (2)
10.7	Form of Employee Non-Qualified Stock Option Agreement. (2)
10.8	Form of Securities Purchase Agreement dated May 1, 2012. (3)
10.9	Form of Registration Rights Agreement dated May 1, 2012. (3)
10.10	Sponsored Research Agreement with Albert Einstein College of Medicine of Yeshiva University and Cornell University, dated April 2011. (1)
10.11†	“Second” License Agreement with Albert Einstein College of Medicine of Yeshiva University effective March 2012. (1)
10.12†	“Third” License Agreement with Albert Einstein College of Medicine of Yeshiva University effective March 2012. (1)
16.1	Letter from RBSM LLP (2)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
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

METASTAT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Metastat, Inc.
(a development stage company)
Houston, Texas

We have audited the accompanying balance sheets of Metastat, Inc. (a development stage company) (the “Company”) as of February 29, 2012 and February 28, 2011, and the related statements of expenses, stockholders’ equity  and cash flows for each of the years then ended and the period from July 22, 2009 (inception) through February 29, 2012.. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for each of the years the ended and the period from July 22, 2009 (inception) through February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

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