Form 10-Q
period 2012-08-31
MetaStat, Inc.
filed 2012-10-18
CIK 1404943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from                to                  .

Commission File Number 000-52735

METASTAT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8753132
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8 Hillside Drive, Suite 207
Montclair, New Jersey 07042
(Address of principal executive offices)

(973) 744-7618
(Issuer’s telephone number)

4 Autumnwood Court
The Woodlands, Texas  77380
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

As of October 12, 2012, there were 21,054,418 shares of common stock of the registrant outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METASTAT INC. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
Unaudited

	August 31	February 29
	2012	2012
ASSETS

CURRENT ASSETS
Cash	$970,729	$878,340
Certificate of deposit	250,182	-
Subscription receivable	25,000	865,000

Total Current Assets	1,245,911	1,743,340

PROPERTY AND EQUIPMENT EQUIPMENT (net of accumulated depreciation of $6,684 and $1,271, respectively)	52,607	19,208

TOTAL ASSETS	$1,298,518	$1,762,548

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable	$160,109	$291,859

TOTAL LIABILITIES	160,109	291,859

STOCKHOLDERS' EQUITY

Preferred stock (50,000,000 shares authorized; none shares issued and outstanding respectively)	-	-
Common stock (Common Stock, $0.0001 par value; 150,000,000 shares authorized; 21,054,422 and 20,074,422 shares issued and outstanding respectively)	2,106	2,008
Paid-in-capital	5,201,558	4,310,581
Accumulated deficit as a development stage company	(4,065,255)	(2,841,900)
Total Equity	1,138,409	1,470,689

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,298,518	$1,762,548

The accompanying footnotes are an integral part of these unaudited financial statements

METASTAT INC. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Expenses
Unaudited

	Three Months ended	Three Months ended	Six Months ended	Six Months ended	Period from Inception (July 22, 2009) to

	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011	August 31, 2012

OPERATING EXPENSES
General & administrative	$540,840	$152,895	$873,698	211,500	1,781,088
Research & development	277,517	55,000	333,517	413,777	1,357,922
Depreciation	3,081	164	5,413	328	6,684
Warrant Expense	-	-	-	-	149,999
Stock-based compensation	11,075	-	11,075	-	769,910

Total Operating Expenses	832,513	208,059	1,223,703	625,605	4,065,603

OTHER INCOME (EXPENSE)
Interest income	116	-	348	-	348

NET LOSS	$(832,397)	$(208,059)	$(1,223,355)	(625,605)	(4,065,255)

Basic & Diluted Net Loss Per Share	$(0.04)	$(0.01)	(0.06)	(0.04)

Weighted shares outstanding	21,053,335	15,953,767	20,707,357	15,793,974

The accompanying footnotes are an integral part of these unaudited financial statements

METASTAT INC. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
Unaudited

	Six Months ended August 31, 2012	Six Months ended August 31, 2011	Period from Inception (July 22, 2009) to August 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,223,355)	$(537,200)	$(4,065,255)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	11,075	-	769,910
Depreciation	5,413	328	6,684
Warrant expense	-	-	149,999
Changes in assets and liabilities
Accounts receivable	-	(1,579)	-
Accounts payable	(131,750)	3,741	160,109

NET CASH USED IN OPERATING ACTIVITIES	(1,338,617)	(534,710)	(2,978,553)

CASH FLOWS FROM INVESTING ACTIVITIES
Certificate of deposit	(250,182)	-	(250,182)
Purchase of equipment	(38,812)	-	(59,291)

NET CASH USED IN INVESTING ACTIVITIES	(288,994)	-	(309,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscription receivable	865,000	-	865,000
Proceeds from sale of common stock	855,000	330,857	3,393,755

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,720,000	330,857	4,258,755

NET INCREASE (DECREASE) IN CASH	92,389	(203,853)	970,729

Cash at the beginning of the year	878,340	242,256	-

Cash at the end of the year	$970,729	$38,403	$970,729

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH TRANSACTIONS
Subscription receivable	$25,000	$-	$890,000

The accompanying footnotes are an integral part of these unaudited financial statements

METASTAT INC. and Subsidiary
Notes to Condensed Consolidated Financial Statements
August 31, 2012 and February 29, 2012

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The mission of MetaStat, Inc. (“we,” “us,” “our,” the “Company,” or “MetaStat”) is to become an industry leader in the emerging field of personalized cancer therapy. The Company’s first product, projected to be commercially available as early as the third calendar quarter of 2013, will be the first test that can advise a woman and her doctor the probability that her breast cancer will spread to other organs in her body. This systemic spread, called metastasis, is responsible for almost 90% of the fatalities in breast cancer. The Company has similar diagnostics in development for lung and prostate cancer. In addition, the Company is in discussions with potential development partners for the first therapeutic agent that can preemptively arrest the systemic spread of cancer.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of MetaStat Inc.  and its controlled subsidiaries. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

NOTE 3 – EQUITY

During the six months ended August 31, 2012, the Company sold 880,000 shares of common stock for total proceeds of $880,000 of which the Company received $855,000 and the remaining $25,000 has been received subsequent to August 31, 2012.

On May 22, 2012, the Company issued 100,000 shares to two consultants vesting over a period of ten years or upon the listing of the Company on a national exchange. The Company valued the shares for a total fair value of $400,000 on the grant date and has amortized the expense each quarter based upon the vested portion. As of August 31, 2012, the Company has recognized $11,075 in stock compensation expense.

May 2012 Private Placement

On May 1, 2012, we entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale in a private placement consisting of, in the aggregate, (a) 880,000 shares of common stock, at a price per share of $1.00 and (b) four-year warrants to purchase up to 220,000 shares of common stock at an exercise price of $1.40 per share, expiring on May 1, 2016, for aggregate gross proceeds of $880,000 (the “May 2012 Private Placement”). As of August 31, 2012, we have closed on $855,000 and have a subscription receivable for the remaining amount. The amounts recorded as a subscription receivable have been collected subsequent to the quarter end.

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

Stock Grant

On May 22, 2012, the Company issued 50,000 shares each to two of our directors, Patrick T. Mooney and Johan M. “Thijs” Spoor, for services rendered to the Company.

NOTE 4 – STOCK OPTIONS

During January 2012, the Company issued options to purchase 1,116,500 shares of common stock at $0.68 per share to its President, members of its scientific advisory board and several consultants involved in the Company’s ongoing research related to cancer. All of the options except for 220,000 vest immediately and expire on January 6, 2022. These options have a fair value of $611,250, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.98%; (2) an expected term of 10 years; (3) an expected volatility of 403%; and (4) zero expected dividends.

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 29, 2012	1,116,500	$0.68	$2,052,976	9.86
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at August 31, 2012	1,116,500	$0.68	$2,974,750	9.36

As of August 31, 2012, 1,116,500 options are exercisable at $0.68 per share with a weighted average life of 9.36 years.

NOTE 5 – WARRANTS

On November 14, 2011, the Company entered into consulting agreement with Burnham Hill Advisors LLC and warrants were issued to purchase 220,000 shares of common stock at $0.68 per share. The fair value of these warrants was determined to be $149,999, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.91%; (2) an expected term of 5 years; (3) an expected volatility of 403%; and (4) zero expected dividends.

During the year ended February 29, 2012, the Company granted 1,497,214 warrants together with shares of common stock issued on January 31, 2012 exercisable at $0.91 per share and expiring on January 31, 2017. The Company also granted 216,250 warrants on February 27, 2012 exercisable at $1.40 per share and expiring on February 27, 2016.

Immediately prior to the Share Exchange, PVSO issued an aggregate of 350,000 warrants exercisable at $1.40 per share.

For the six months ended August 31, 2012, the Company issued 220,000 warrants in connection with the May 2012 Private Placement referenced in Note 2. These warrants were issued on May 1, 2012, are exercisable at $1.40 per share and expire on May 1, 2016. These warrants vest immediately.

The following table summarizes common stock purchase warrants issued and outstanding:
	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 29, 2012	2,283,372	$1.01	$2,283,372	4.83
Granted in May 2012 Private Placement	220,000	$1.40	$572,000	-

Outstanding at August 31, 2012	2,503,372	$1.04	$7,401,725	4.27

Warrants exercisable at August 31, 2012 are:

Exercise		Weighted average	Exercisable number of
prices	Number of shares	remaining life (years)	shares
$0.68	220,000	4.21	220,000
$0.91	1,497,122	4.42	1,497,124
$1.40	216,250	3.49	216,250
$1.40	350,000	4.50	350,000
$1.40	220,000	3.67	220,000

NOTE 6 – SUBSEQUENT EVENTS

On October 4, 2012, the Company granted 150,000 warrants exercisable at $1.50 to a consultant. The warrants vest immediately and have an expiration date of four years from the grant date. The warrants were issued pursuant to a consulting agreement originally entered into by the parties on April 4, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” “the Company” and “MetaStat” refer to MetaStat, Inc. and its subsidiary. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended February 29, 2012. Readers are cautioned not to place undue reliance on these forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information appearing in our Annual Report on Form 10-K for the year ended February 29, 2012.

Business Overview

We are a life science company focused on the development and commercialization of proprietary clinical diagnostic tests that predict the probability of hematogenous (blood borne) systemic metastasis of cancer, as well as companion therapeutics to prevent systemic metastasis. Our first test, the MetaSite Breast™ test, will be used for breast cancer patients to predict the likelihood of hematogenous metastasis in breast cancer. Hematogenous (blood borne) metastasis is the spread of breast cancer cells to other organs in the body through the blood stream. This spread, and the resulting growth of breast cancer tumors in other organs in the patient’s body, is responsible for up to 90% of fatalities in breast cancer. We anticipate all tumor samples will be sent to our clinical reference laboratory that we anticipate establishing in New York for analysis. We believe that we will be a clinical reference laboratory as defined under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), and as such we will be required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under CLIA, we will be required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing. Upon generation and delivery of a Metastasis Score report to the physician, we plan to bill third-party payors for the MetaSite Breast test. We project that the initial list price of our test will be $2,595.

The MetaSite Breast test is currently being tested in a 500 patient Large Population Validation study. If the data currently being generated in this study shows the predictive power shown in our previously completed 60 patient and 44 patient trials, we anticipate commencing pilot marketing of the MetaSite Breast test as early as the second half of 2013, and/or establishment and applicable certification of our clinical reference laboratory. We plan to initially market to a select number of physicians in a few markets in the United States through a small direct sales force. We believe a subsequent increase in demand will result from the publication of our Large Population Validation study in one or more peer-reviewed scientific/medical journals and the presentation of our study results at gatherings such as the ASCO meeting and/or the San Antonio Breast Cancer Symposium. However, any increased demand for our product is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained. Initially, we believe our clinical reference laboratory will have the capacity to process up to 1,000 tests per quarter, and our current expansion plan contemplates that we will have capacity to process up to 15,000 tests per quarter by the end of calendar 2015.

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

Since our inception, we have generated significant net losses. As of August 31, 2012, we had an accumulated deficit of $4,065,255. We incurred net losses of $832,397 and $208,059 in the three months ended August 31, 2012 and 2011, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

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

General and Administrative Expenses

General and administrative expenses from our inception through August 31, 2012 were $1,781,088. Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs and other professional and administrative costs.

Research and Development Expenses

Research and development expenses from our inception through August 31, 2012 were $1,357,922, and substantially all of these expenses were focused on the research and development of the MetaSite Breast test. During this time, the MetaSite Breast test was not the only product under development. Research and development expenses represent costs incurred both to develop our MenaCalc technology in breast, lung, and prostate cancers and to carry out our clinical studies to validate our MetaSite Breast test.

We charge all research and development expenses to operations as they are incurred. All potential future product programs, apart from the MetaSite Breast test for breast cancer metastasis, are in the clinical research phase, and the earliest we expect another cancer program to reach the clinical development stage is calendar year 2013. However, the expected time frame that a product related to one of these other cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers.

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

Selling and Marketing Expenses

Our selling and marketing expenses that we expect to incur coincident with the launch of the MetaSite Breast test will consist primarily of personnel costs and education and promotional expenses. We expect these expenses will include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our technologies, how our MetaSite Breast test was developed and validated and the value of the quantitative information that the MetaSite Breast provides. Selling and marketing expenses will also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of our scientific and economic publications related to the MetaSite Breast test. Sales and marketing expenses from our inception through August 31, 2012 were $0.

Results of Operations

Comparison of the Three Months Ended August 31, 2012 and August 31, 2011

Revenues.  There were no revenues for the three months ended August 31, 2012 and August 31, 2011, respectively, because we have not yet commercialized the MetaSite Breast test or any of our other diagnostic tests.

Cost of Product Revenues.  No cost of product revenues were recorded in the three months ended August 31, 2012 and August 31, 2011, respectively, because we have not yet commercialized the MetaSite Breast test or any of our other diagnostic tests.

General and Administrative Expenses.  General and administrative expenses totaled $540,840 for the three months ended August 31, 2012 as compared to $152,895 for the three months ended August 31, 2011. This represents an increase of $387,945 for the three months ended August 31, 2012 over the three months ended August 31, 2011. This increase was due in part to increases in costs for employee salary, legal, including intellectual property, accounting and other professional costs.

Research and Development Expenses.   Research and development expenses were $277,517 for the three months ended August 31, 2012 as compared to $55,000 for the three months ended August 31, 2011. This represents an increase of $222,517 for the three months ended August 31, 2012 over the three months ended August 31, 2011.  This increase resulted primarily from the fact that payments were made during the three months ended August 31, 2012 for the ongoing MetaSite Breast test study pursuant to the Sponsored Research Agreement.

Selling and Marketing Expenses.  There were no selling and marketing expenses recorded for the three months ended August 31, 2012 and August 31, 2011, respectively, because we have not yet commercialized the MetaSite Breast test or any of our other diagnostic tests.

Warrant Expense.   Warrant expenses were $0 for the three months ended August 31, 2012 as compared to $0 for the three months ended August 31, 2011.

Stock-based Compensation.   Stock-based compensation was $11,075 for the three months ended August 31, 2012 as compared to $0 for the three months ended August 31, 2011.

Interest Income and Other Income/ Expense.  We recorded interest income of $116 during the three months ended August 31, 2012 and $0 during the three months ended August 31, 2011.

Interest Expense.  We made no interest payments on borrowings during the three months ended August 31, 2012 and August 31, 2011, respectively.

Net Loss.   As a result of the factors described above, we had a net loss of $832,397 for the three months ended August 31, 2012 as compared to $208,059 for the three months ended August 31, 2011.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of August 31, 2012, we had an accumulated deficit of $4,065,255.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock. Through August 31, 2012, we had received net proceeds of approximately $4.3 million through the sale of common stock to investors.  As of August 31, 2012, we had cash and cash equivalents, including subscription receivables, of $1,245,911 and no debt.  As a result of the most recent sale of shares of common stock through August 31, 2012, we have issued and outstanding warrants to purchase 2,503,372 shares of our common stock at a weighted average exercise price of $1.04, which will result in proceeds to us of approximately $2.6 million if all outstanding warrants are exercised for cash.

Cash Flows

As of August 31, 2012, we had $1,220,911 in cash and cash equivalents , compared to $878,340 on February 29, 2012.

Net cash used in operating activities was $1,338,617 for the six months ended August 31, 2012, compared to $534,710 for the six months ended August 31, 2011. The increase in cash used of $803,907 was primarily due to professional fees and other public company expenses.

Net cash used in investing activities was $288,994 for the six months ended August 31, 2012, compared to $0 for the six months ended August 31, 2011. This cash was used for purchases of equipment. This increase was attributed to a $250,088 increase in cash paid for certificate of deposits and $38,812 for the purchase of equipment. We expect amounts used in investing activities to increase in fiscal year 2013 and beyond as we expand research and development activities and establish and add capacity in our commercial laboratory.

Net cash provided by financing activities during the six months ended August 31, 2012 was $1,720,000, compared to $330,857 for the six months ended August 31, 2011. Financing activities consisted primarily of the sale of our common stock and common stock purchase warrants for the three months ended August 31, 2012 and August 31, 2011, respectively.

Contractual Obligations

As of August 31, 2012, we had the following contractual commitments:

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

We are required to make a series of annual minimum royalty or “license maintenance” payments under the License Agreement beginning on the first anniversary date, or August 28, 2011.  The initial payment of $30,000 was made in August 2011.  For a period of seven years on each anniversary of this first payment, we are required to make additional payments in amounts that gradually increase beginning in year five.  We are required to make additional payments of $30,000 in each of 2012, 2013, and 2014 and $50,000 in 2015, $75,000 in 2016 and $100,000 in 2017 and each year the license is in effect thereafter.

Pursuant to the Second License Agreement, we paid a license signing fee of $15,000 in connection with entering into the Second License Agreement and are required to make a series of annual minimum royalty or “license maintenance” payments beginning on the first anniversary date of the effective date, or January 3, 2013.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year three. The payments are $12,000 each for the first and second anniversary in 2013 and 2014, respectively.  We are required to make additional payments of $30,000 in each of 2015, 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and each year the license is in effect thereafter.

Pursuant to the Third License Agreement, we paid a license signing fee of $15,000 in connection with entering into the Third License Agreement and are required to make a series of annual minimum royalty or “license maintenance” payments beginning on the first anniversary date of the effective date, or January 3, 2013.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year three. The payments are $12,000 each for the first and second anniversary in 2013 and 2014, respectively.  We are required to make additional payments of $30,000 in each of 2015, 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and each year the license is in effect thereafter.

Beginning in calendar 2013, we intend to enter into arrangements for the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment.  We cannot at this time provide assurances that we will be able to enter into agreements with vendors on terms commercially favorable to us or that we will be able to enter into such arrangements without securing additional financing.

We currently sublease administrative and office space under a sublease on a month-to-month basis at a cost of $1,200 per month.

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

Item 4.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of August 31, 2012, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K, as amended, initially filed with the SEC on June 13, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(b)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METASTAT, INC.

Date: October 18, 2012	By:	/s/ Warren C. Lau
Warren C. Lau, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files