Form 10-Q
period 2012-11-30
MetaStat, Inc.
filed 2013-01-14
CIK 1404943

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ______ to ______ .

Commission File Number 000-52735

METASTAT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8753132
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8 Hillside Avenue, Suite 207
Montclair, New Jersey 07042
(Address of principal executive offices)

(973) 744-7618
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

As of January 14, 2013, there were 21,054,418 shares of common stock of the registrant outstanding.

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
METASTAT INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

	November 30,	February 29,
	2012	2012
ASSETS

CURRENT ASSETS
Cash	$466,916	$878,340
Certificate of deposit	250,275	-
Subscription receivable	-	865,000

Total Current Assets	717,191	1,743,340

PROPERTY AND EQUIPMENT
EQUIPMENT (net of accumulated depreciation of $9,484 and $1,271, respectively)	51,227	19,208

TOTAL ASSETS	$768,418	$1,762,548

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable	$41,825	$291,859
Accrued Liabilities	-	-

TOTAL LIABILITIES	41,825	291,859

STOCKHOLDERS' EQUITY

Preferred stock (50,000,000 shares authorized; none shares issued and outstanding respectively)	-	-
Common stock (Common Stock, $0.0001 par value; 150,000,000 shares authorized; 21,054,418 and 20,074,422 shares issued and outstanding respectively)	2,106	2,008
Paid-in-capital	5,345,737	4,310,581
Accumulated deficit as a development stage company	(4,621,250)	(2,841,900)
Total Equity	726,593	1,470,689

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$768,418	$1,762,548

The accompanying footnotes are an integral part of these unaudited financial statements.

METASTAT INC.
(A Development Stage Company)
Consolidated Statement of Expenses
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Period from Inception (July 22, 2009)
	ended	ended	ended	ended	to
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011	November 30, 2012

Revenue
Interest income	94	-	442	-	442
Total Revenue	94	-	442	-	442

OPERATING EXPENSES
General & administrative	$364,110	$205,267	$1,237,808	575,895	2,145,187
Research & development	45,000	91,000	378,517	882,554	1,402,923
Depreciation	2,800	163	8,213	820	9,484
Warrant Expense	149,995	84,792	149,995	84,792	299,994
Stock-based compensation	(5,806)	-	5,259	-	764,104

Total Operating Expenses	556,099	381,222	1,779,792	1,544,061	4,621,692

NET LOSS	$(556,005)	$(381,222)	$(1,779,350)	(1,544,061)	(4,621,250)

Basic & Diluted Net Loss Per Share	$(0.03)	$(0.02)	(0.09)	(0.10)

Weighted shares outstanding	21,054,418	16,179,846	20,825,840	15,921,662

The accompanying footnotes are an integral part of these unaudited financial statements.

METASTAT INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months	Nine Months	Period from Inception (July 22,
	ended	ended	2009) to
	November 30, 2012	November 30, 2011	November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,779,350)	$(1,544,061)	$(4,621,250)
Adjustments to reconcile net loss to net
cash used by operating activities
Shares issued for services	5,259	568,559	764,094
Depreciation	8,213	820	9,484
Warrant expense	149,995	84,792	299,994
Changes in assets and liabilities
Accounts receivable	-	809	-
Accounts payable	(250,034)	41,703	41,825

NET CASH USED IN OPERATING ACTIVITIES	(1,865,917)	(847,378)	(3,505,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Certificate of deposit	(250,275)	-	(250,275)
Purchase of equipment	(40,232)	-	(60,711)

NET CASH USED IN INVESTING ACTIVITIES	(290,507)	-	(310,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscription receivable	865,000	-	865,000
Proceeds from sale of common stock	880,000	697,643	3,418,755

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,745,000	697,643	4,283,755

NET INCREASE (DECREASE) IN CASH	(411,424)	(149,735)	466,916

Cash at the beginning of the year	878,340	242,256	-

Cash at the end of the year	$466,916	$92,521	$466,916

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying footnotes are an integral part of these unaudited financial statements.

METASTAT INC. and Subsidiary
Notes to Condensed Consolidated Financial Statements
November 30, 2012 and February 29, 2012
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

MetaStat, Inc. (“we,” “us,” “our,” the “Company,” or “MetaStat”) is a life science company focused on understanding and treating systemic metastasis. Our mission is to become an industry leader in the emerging field of personalized cancer therapy.

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

NOTE 3 – EQUITY

During the nine months ended November 30, 2012, the Company sold 880,000 shares of common stock for total proceeds of $880,000, of which the Company received $880,000.

On May 22, 2012, the Company issued 100,000 shares to two consultants vesting over a period of ten years or upon the listing of the Company on a national exchange. The Company valued the shares for a total fair value of $100,000 on the grant date and has amortized the expense each quarter based upon the vested portion. As of November 30, 2012, the Company has recognized $5,259 in stock compensation expense.

May 2012 Private Placement

On May 1, 2012, we entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale in a private placement consisting of, in the aggregate, (a) 880,000 shares of common stock, at a price per share of $1.00 and (b) four-year warrants to purchase up to 220,000 shares of common stock at an exercise price of $1.40 per share, expiring on May 1, 2016, for aggregate gross proceeds of $880,000 (the “May 2012 Private Placement”). As of November 30, 2012, we have closed on the full amount of $880,000.

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

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 29, 2012	1,116,500	$0.68	$2,052,976	9.86
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at November 30, 2012	1,116,500	$0.68	$2,678,905	9.11

As of November 30, 2012, 1,116,500 options were exercisable at $0.68 per share with a weighted average life of 9.11 years.

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

Immediately prior to the share exchange transaction, Photovoltaic Solar Cells, Inc. issued an aggregate of 350,000 warrants exercisable at $1.40 per share.

On October 14, 2012, the Company entered into consulting agreement with Crystal Research Associates and warrants were issued to purchase 150,000 shares of common stock at $1.50 per share. The fair value of these warrants was determined to be $149,995, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.63%; (2) an expected term of 4 years; (3) an expected volatility of 420%; and (4) zero expected dividends.

For the nine months ended November 30, 2012, the Company issued 220,000 warrants in connection with the May 2012 Private Placement referenced in Note 2. These warrants were issued on May 1, 2012, are exercisable at $1.40 per share and expire on May 1, 2016. These warrants vest immediately.

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 29, 2012	2,283,372	$1.01	$2,283,372	4.83
Granted	370,000	$1.44	$824,900	-

Outstanding at November 30, 2012	2,653,374	$1.07	$6,901,111	4.12

Warrants exercisable at November 30, 2012 are:

Exercise		Weighted average	Exercisable number
prices	Number of shares	remaining life (years)	of shares
$0.68	220,000	3.96	220,000
$0.91	1,497,122	4.17	1,497,124
$1.40	216,250	3.24	216,250
$1.40	350,000	4.25	350,000
$1.40	220,000	3.42	220,000
$1.50	150,000	3.67	150,000

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

Business Overview

We are a life science company focused on understanding and treating hematogenous (blood borne) or systemic metastasis of cancer. Our proprietary platform technologies are the result of over 15 years of collaboration involving four scientific/academic institutions, which enabled us to characterize the behavior, mechanics and genetics of metastatic cancer cells.

Our MetaSite Breast™ and MenaCalc™ diagnostic product lines are designed to accurately predict the probability of cancer metastasizing. They are intended to allow clinicians to better "customize" cancer treatment decisions by positively identifying and differentiating high-risk patients who need aggressive therapy and by sparing low-risk patients from the harmful side effects and expense of chemotherapy and radiation therapies. Furthermore, we believe our MenaCalc™ diagnostic platform may be applicable in up to 80% of all solid epithelial cancers, including breast, prostate, lung and colorectal, which account for over 50% of all new cancer cases in the U.S. each year. As such, we believe our diagnostic products represent a significant breakthrough for cancer patients and their doctors because 90% of all solid tumor cancer deaths are due from systemic metastasis.

Additionally, we believe our MenaBloc™ chemotherapy technology will target and interrupt key pathways essential for the development of systemic metastasis in multiple epithelial derived tumors.

Our first test, the MetaSite Breast™ test, will be used for breast cancer patients to predict the likelihood of systemic metastasis in breast cancer.  Systemic metastasis is the spread of breast cancer cells to other organs in the body through the blood stream. This spread, and the resulting growth of breast cancer tumors in other organs in the patient’s body, is responsible for up to 90% of fatalities in breast cancer. We anticipate the necessary tumor samples from a patient’s biopsy will be sent to our clinical reference laboratory that we anticipate establishing for analysis. We believe that we will be a clinical reference laboratory as defined under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), and as such we will be required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under CLIA, we will be required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing. Upon generation and delivery of a Metastasis Score report to the physician, we plan to bill third-party payors for the MetaSite Breast test.

We have completed a 500 patient Large Population Validation study for the MetaSite Breast test and expect the full analysis and publication of the data later in 2013. If the data generated in this study shows the predictive power shown in our previously completed 60 patient and 44 patient trials, we anticipate commencing pilot marketing of the MetaSite Breast test within the next 12 to 18 months. We plan to initially market to a select number of physicians in a few markets in the United States through a small direct sales force. We believe a subsequent increase in demand will result from the publication of our Large Population Validation study in one or more peer-reviewed scientific/medical journals and the presentation of our study results at gatherings such as the ASCO meeting and/or the San Antonio Breast Cancer Symposium. However, any increased demand for our product is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained. Initially, we believe our clinical reference laboratory will have the capacity to process up to 1,000 tests per quarter, and our current expansion plan contemplates that we will have capacity to process up to 15,000 tests per quarter by the end of calendar 2015.

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

Since our inception, we have generated significant net losses. As of November 30, 2012, we had an accumulated deficit of $4,621,250. We incurred net losses of $556,005 and $381,222 in the three months ended November 30, 2012 and 2011, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer, to develop diagnostic products for other cancers, develop therapeutic products, scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

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

General and Administrative Expenses

General and administrative expenses from our inception through November 30, 2012 were $2,145,187. Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs and other professional and administrative costs.

Research and Development Expenses

Research and development expenses from our inception through November 30, 2012 were $1,402,923, and substantially all of these expenses were focused on the research and development of the MetaSite Breast test. During this time, the MetaSite Breast test was not the only product under development. Research and development expenses represent costs incurred both to develop our MenaCalc technology in breast, lung, and prostate cancers and to carry out our clinical studies to validate our MetaSite Breast test.

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

Selling and Marketing Expenses

Our selling and marketing expenses that we expect to incur coincident with the launch of the MetaSite Breast test will consist primarily of personnel costs and education and promotional expenses. We expect these expenses will include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our technologies, how our MetaSite Breast test was developed and validated and the value of the quantitative information that the MetaSite Breast provides. Selling and marketing expenses will also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of our scientific and economic publications related to the MetaSite Breast test. Sales and marketing expenses from our inception through November 30, 2012 were $0.

Results of Operations

Comparison of the Three Months Ended November 30, 2012 and November 30, 2011

Revenues.  There were no revenues for the three months ended November 30, 2012 and November 30, 2011, respectively, because we have not yet commercialized the MetaSite Breast test or any of our other diagnostic tests.

Cost of Product Revenues.  No cost of product revenues were recorded in the three months ended November 30, 2012 and November 30, 2011, respectively, because we have not yet commercialized the MetaSite Breast test or any of our other diagnostic tests.

General and Administrative Expenses.  General and administrative expenses totaled $364,110 for the three months ended November 30, 2012 as compared to $205,267 for the three months ended November 30, 2011. This represents an increase of $158,843 for the three months ended November 30, 2012 over the three months ended November 30, 2011. This increase was due in part to increases in costs for employee salary, legal, including intellectual property, accounting and other professional costs.

Research and Development Expenses.   Research and development expenses were $45,000 for the three months ended November 30, 2012 as compared to $91,000 for the three months ended November 30, 2011. This represents a decrease of $46,000 for the three months ended November 30, 2012 over the three months ended November 30, 2011.  This decrease resulted primarily from the fact that payments were made during the three months ended November 30, 2011 for the ongoing MetaSite Breast test study pursuant to the Sponsored Research Agreement.

Selling and Marketing Expenses.  There were no selling and marketing expenses recorded for the three months ended November 30, 2012 and November 30, 2011, respectively, because we have not yet commercialized the MetaSite Breast test or any of our other diagnostic tests.

Warrant Expense.   Warrant expenses were $149,995 for the three months ended November 30, 2012 as compared to $84,792 for the three months ended November 30, 2011.

Stock-based Compensation.   Stock-based compensation was $5,806 for the three months ended November 30, 2012 as compared to $0 for the three months ended November 30, 2011.

Interest Income and Other Income/ Expense.   We recorded interest income of $0 during the three months ended November 30, 2012 and $0 during the three months ended November 30, 2011.

Interest Expense.  We made no interest payments on borrowings during the three months ended November 30, 2012 and November 30, 2011, respectively.

Net Loss.   As a result of the factors described above, we had a net loss of $556,005 for the three months ended November 30, 2012 as compared to $381,222 for the three months ended November 30, 2011.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of November 30, 2012, we had an accumulated deficit of $4,621,250.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock. Through November 30, 2012, we had received net proceeds of approximately $4.3 million through the sale of common stock to investors.  As of November 30, 2012, we had cash and cash equivalents of $717,191 and no debt.  As a result of the most recent sale of shares of common stock through November 30, 2012, we have issued and outstanding warrants to purchase 2,653,374 shares of our common stock at a weighted average exercise price of $1.07, which will result in proceeds to us of approximately $2.84 million if all outstanding warrants are exercised for cash.

Cash Flows

As of November 30, 2012, we had $717,191 in cash and cash equivalents, including subscription receivables, compared to $1,743,340 on February 29, 2012.

Net cash used in operating activities was $1,865,917 for the nine months ended November 30, 2012, compared to $847,378 for the nine months ended November 30, 2011. The increase in cash used of $1,018,539 was primarily due to professional fees and other public company expenses.

Net cash used in investing activities was $290,507 for the nine months ended November 30, 2012, compared to $0 for the nine months ended November 30, 2011. This increase was attributed to a $250,275 increase in cash paid for certificates of deposits and $40,232 for the purchase of equipment. We expect amounts used in investing activities to increase in fiscal year 2013 and beyond as we grow our corporate operations, expand research and development activities and establish and add capacity in our commercial laboratory.

Net cash provided by financing activities during the nine months ended November 30, 2012 was $1,745,000, compared to $697,643 for the nine months ended November 30, 2011. Financing activities consisted primarily of the sale of our common stock and common stock purchase warrants for the nine months ended November 30, 2012 and November 30, 2011, respectively.

Contractual Obligations

As of November 30, 2012, we had the following contractual commitments:

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

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of our existing cash and cash equivalents may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

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

Because we anticipate additional net losses in the near future, the Company may be required to raise additional capital through debt or equity financings to fund its operations. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which could cause the price of our common stock to decline.

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

Not applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of November 30, 2012, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K, as amended, initially filed with the SEC on June 13, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

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

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METASTAT, INC.

Date: January 14, 2013	By:	/s/ Warren C. Lau
Warren C. Lau, President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase