Form 10-K
period 2013-02-28
MetaStat, Inc.
filed 2013-05-28
CIK 1404943

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2013
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

Registrant’s telephone number, including area code: (973) 744-7618

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:    NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

COMMON STOCK, PAR VALUE $0.0001 PER SHARE

Name of each exchange on which registered: The OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [  ]   Yes     [x]   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [  ]   Yes     [x]   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [x]   Yes     [  ]   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   [x]    No   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Non-accelerated filer	[ ]
Accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes  [x]  No

The aggregate market value of the shares of common stock, par value $0.0001 per share, of the registrant held by non-affiliates on August 31, 2012 was $73,451,256, which was computed upon the basis of the closing price on that date.

There were 21,469,431 shares of common stock of the registrant outstanding as of May 28, 2013.

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

Overview

We are a development stage life sciences company that is focused on developing and commercializing novel diagnostic technologies and therapeutics for the early and reliable prediction and treatment of systemic metastasis - cancer that spreads from a primary tumor through the bloodstream to other areas of the body. Systemic metastasis is responsible for ~90% of all solid tumor cancer related deaths and as such, we believe that more effective treatment of metastatic disease and/or the prevention of systemic metastasis is needed to improve patient outcomes.

MetaStat’s licensed proprietary platform technologies are based on the identification of a common pathway for the development of metastatic disease in solid epithelial-based tumors. These discoveries are the result of over 15 years of collaboration with four scientific/academic institutions including the Albert Einstein College of Medicine of Yeshiva University (“Einstein”), Massachusetts Institute of Technology (“M.I.T.”), Cornell University (“Cornell”), and the IFO-Regina Elena Cancer Institute (“IFO-Regina” and, collectively with Einstein, M.I.T. and Cornell, the “Licensors”) that enabled us to understand the underlying biology and mechanisms of systemic metastasis. Central to these discoveries are i) the “MetaSite™,” the micro-anatomical site, or “window” in the blood vessels that metastatic cells squeeze through to enter the blood stream to begin their deadly spread, and ii) the pivotal role of the Mena protein and its isoforms in the metastatic cascade, both of which are described in greater detail herein.

We are developing two function-based diagnostic product lines, MetaSite Breast™ and MenaCalc™. The MetaSite Breast™ test measures the process of systemic metastasis and is intended for early stage breast cancer patients. MenaCalc™, a platform of diagnostic assays, based on the measurement of the balance of the Mena protein isoforms, is broadly applicable in solid epithelial-based cancers, including breast, prostate, lung and colorectal. Both our MetaSite Breast™ and MenaCalc™ diagnostics are designed to accurately predict the probability of systemic metastasis and to allow clinicians to better "customize" cancer treatment decisions by positively identifying patients with a high-risk of systemic metastasis who need aggressive therapy and by sparing patients with a low-risk of systemic metastasis from the harmful side effects and expense of chemotherapy. Our initial focus is on breast cancer and we believe both our function-based diagnostic assays for breast cancer provide different and discordant information from the proliferative (tumor growth) assays currently on the market.

Additionally, we are developing our MenaBloc™ therapeutic platform, with the goal of discovering inhibitors of the Mena pathway that can be advanced as anti-cancer therapeutics in multiple epithelial-based tumor types.

Scientific Background

Our licensed technologies are based on novel ways of observing the behavior and mechanisms of metastatic cancer cells in tumors. As described in Nature / Nature Methods in December 2008, the Licensors’ research team(s) invented and patented several tools that led to the discovery of our platform technologies, including an Intra-vital Imaging Window (the ability to capture images in a live animal) that is used in conjunction with multi-photon microscopy to directly observe how metastatic cells move inside living functioning tumors. The Licensors’ research team(s) were the first to discover and explain how and why metastatic cells are attracted to blood vessels, which was described in Clinical Cancer Research in April 2009. The Licensors’ research team(s) then invented and patented an artificial blood vessel that enabled us to attract a genetically discrete population of highly metastatic cells that allowed us to describe in detail the gene signature characteristic of tumor cells with high metastatic potential within intact primary tumors in living animals, which was described in BMC Biotechnology in 2003. Through direct visual observation, we discovered the micro-anatomical site, or “window” in the blood vessels that metastatic cells squeeze through to enter the blood stream to begin their deadly spread.. This window or site was named the “Tumor Microenvironment of Metastasis” or “TMEM.” The TMEM is a trio of cells present together in the same microanatomic site: an endothelial cell (a type of cell that lines the blood vessels), a perivascular macrophage (a type of immune cell found near blood vessels), and a tumor cell that produces the protein Mena. For convenience and ease of description, we have re-named this site of metastasis the “MetaSite™.”

The Licensors’ research team(s) reasoned that the density of these “windows” or MetaSites present in a tumor tissue sample correlated to the probability of distant site metastasis, as detailed in Clinical Cancer Research in April 2009. This is the basis of our first product, the MetaSite Breast ™ test, which is more fully described herein.

In continued research through collaborative studies by the Licensors’ research team(s), the Mena protein and its invasive isoform, MenaINV were shown to enhance a cancer cell’s invasiveness by helping cancer cells subvert normal regulatory networks regulating cell motility. These findings were published in Development Cell in December 2008. Cancer cells are thereby enabled to invade surrounding tissues and migrate toward and penetrate blood vessels. Mena is a member of a family of proteins known as vasodilator-stimulated phosphoprotein, or VASP proteins, which regulate cell motility by controlling the geometry of assembling actin fiber networks. The growth and elongation of actin fibers, part of the cell’s cytoskeleton, are controlled by a process that caps their ends. Mena interferes with the actin capping allowing the actin fibers to lengthen by continuously polymerizing, thus pushing forward the leading edge of the cell. Mena also makes the cancer cells more sensitive to being attracted to blood vessels by epidermal growth factor (“EGF”). EGF is secreted by peri-vascular (associated with blood vessels) macrophages (one of the three cell types that constitute a MetaSite) and thus attracts and guides the migrant metastatic tumor cells to the MetaSite where they gain entry to the blood vessel and spread.

In research published in Cancer Research in March 2007, the Licensors’ research team(s) discovered that Mena could be alternatively spliced to produce isoforms. These isoforms are slightly different sequences of the same amino acids that result in subtly different versions of the Mena protein. These small differences in Mena structure produce large differences in Mena protein effect.  In further research published in Development Cell in December 2008, testing was done to compare the effects of the isoforms of Mena. Cancers expressing the invasive isoform of Mena, MenaINV, were compared with the less dangerous Mena isoforms including Mena11A.  In a further experiment the invasive isoform of Mena caused the metastatic cancer cells that carried it to be up to forty times more sensitive to the chemo-attractant EGF.

The Licensors’ research team(s) reasoned that individual metastatic potential of cancer could be detected by measurement of the relative amount of the isoforms of Mena, which was also published in Development Cell in December 2008. This is the basis of our MenaCalc™ diagnostic platform, which is more fully described below.

In a proof-of-concept study published in a 2010 issue of Breast Cancer Research, the Licensors’ research team(s) investigated the role of Mena in tumor progression and metastasis. They developed a “Mena null” mouse; a mouse unable to produce the Mena protein or its isoforms. These Mena null mice were crossbred with polyoma middle T oncoprotein or “PyMT” mice (mice genetically predisposed to spontaneously develop highly metastatic cancer tumors). These Mena null PyMT mice were compared to control PyMT mice. Both groups of mice developed cancer tumors; however the Mena null mice’s tumors stayed localized while the control mice developed systemic metastasis. More importantly, all the control mice succumbed to metastatic disease while the Mena null mice showed significant survival advantage with ~90% living to normal life expectancy. This is the basis of our MenaBloc™ therapeutic platform, which is more fully described below.

The Problem

Cancer is a complex disease characterized most simply by uncontrolled growth and spread of abnormal cells. Cancer remains one of the world's most serious health problems and is the second most common cause of death in the United States after heart disease. The American Cancer Society (“ACS”) reported that in 2012 nearly 1.7 million people in the United States and 12.7 million people worldwide were diagnosed with cancer. Further, ACS predicts that there will be 232,340 new cases of breast cancer in 2013 and that 39,620 women will die from breast cancer in 2013.

When dealing with cancer, patients and physicians need to develop strategies for local, regional, and distant control of the disease. Ultimately, however, distant or metastatic disease is responsible for more than 90% of all cancer related deaths in patients with such common types of solid tumors as breast, prostate, lung and colon.  Currently established clinical prognostic criteria such as the histopathologic grade of the tumor or tumor size do not successfully predict systemic metastatic potential. Even lymphatic invasion and the presence of regional lymph node involvement do not reliably correlate with subsequent systemic metastasis. This creates a dilemma for both patients and physicians as some patients require chemotherapy at the time of diagnosis of their tumor and others should be managed more conservatively as they actually have a very small risk of developing metastatic disease. The morbidity and small but significant mortality associated with a complete course of chemotherapy is ideally only warranted in patients who stand to benefit from this and should be avoided in patients with minimal metastatic risk. The actual benefit from chemotherapy is sometimes over-estimated as the benefit is only a 3% to 10% increase in 15-year survival in patients with breast cancer. To further illustrate the problem, 80% of patients with newly diagnosed breast cancer have historically been treated with chemotherapy. However, because only approximately 40% of these patients eventually relapse and develop metastatic disease, there is a significant subset of patients who are unnecessarily subjected to the acute and long-term side effects of current chemotherapeutic regimens.

In order to refine the quality of their diagnosis, pathologists may also use molecular staining techniques, including protein-specific staining in order to identify receptor sites that recognize hormones such as estrogen and progesterone and also the “Her-2/Neu” receptor.  In breast cancer patients, oncologists may supplement this information by ordering the Onco type DX assay commercialized by Genomic Health, Inc., which has been endorsed by both the American Society of Clinical Oncology (“ASCO”) and the National Comprehensive Caner Network (“NCCN”), or one of the other proliferative diagnostic tests currently on the market. While these breast cancer assays, which primarily focus on gene-based diagnostics specific to proliferation (growth) of the tumor, have been useful and provide valuable information, they possess limitations. We believe these limitations include, but are not limited to: i) not being universally applicable to all new breast cancer cases, ii) being unable to provide an actionable recommendation for patients assigned to an intermediate risk classification, and iii) are based on statistical correlations.

As a result, we believe many cancer patients are misclassified as high risk when they are truly low risk for systemic metastasis or low risk when they are high risk for systemic metastasis, resulting in over-treatment for some and under-treatment for others.

Our Solution

Our Function-Based Diagnostic Approach

Through our unique understanding of the process of systemic metastasis, our function-based diagnostics aim to accurately predict the probability of systemic metastasis in cancer patients and to allow clinicians to better "customize" cancer treatment decisions by positively identifying patients with a high-risk of systemic metastasis who need aggressive therapy and by sparing patients with a low-risk of systemic metastasis from the harmful side effects and expense of chemotherapy. Based on this approach, we are developing the MetaSite Breast™ test for early stage cancer patients and the MenaCalc™ platform of diagnostic assays for breast, prostate, lung and colorectal cancers.

We believe both our function-based diagnostic product lines will provide valuable and actionable information to treating physicians with the following benefits:

•
Improved Quality of Treatment Decisions. MetaStat’s approach to cancer diagnosis and prognosis should improve the quality of cancer treatment decisions by providing each patient with a probability of systemic metastasis. Our approach represents a substantial departure from existing approaches to treatment that often use statistically based or qualitative factors to determine treatments. The MetaSite Breast™ test has been shown in clinical studies, such as data published in an April 2009 issue of Clinical Cancer Research, to allow physicians to accurately classify many patients into systemic metastasis risk categories. The study also showed a lack of predictive power for classifications based primarily on tumor pathology grade and stage. The Company believes that its MetaSite Breast diagnostic/prognostic will allow patients and physicians to make more informed decisions about treatment risk-benefit considerations and, consequently, design an individualized treatment plan according to each patient.

•
Improved Economics of Cancer Care. We believe that improving the quality of treatment decisions can result in significant economic benefits. For example, in early stage breast cancer, data shows that many patients are misclassified as high or low risk for systemic metastasis. Many low-risk patients misclassified as high-risk receive toxic and expensive chemotherapy treatment regimens they might not undergo if the risks were accurately assessed. Chemotherapy and related costs have been estimated to range from $20,000 to $100,000 per patient, as compared to the anticipated MetaSite Breast™ list price of $2,595. On the other hand, some high-risk breast cancer patients are misclassified as low-risk and are not provided chemotherapy treatment when it makes sense for them to receive such treatment, possibly necessitating future treatment that would be more expensive ($128,000 on average) if the cancer metastasizes.

The MetaSite Breast™ Test

The MetaSite Breast™ test is designed to be a clinical laboratory test performed in our reference laboratory. We analyze Formalin Fixed Paraffin Embedded (FFPE) tumor tissue samples with a triple immunohistochemical stain containing antibodies to the three cell types found in the MetaSite. By detecting and quantifying these windows, or MetaSites, we are able to establish the density of MetaSites, which correlates to the risk of systemic metastasis. . We plan to provide physicians with information specific to the patient’s tumor that predicts metastatic potential.  Using predetermined cut-points, we aim to stratify patients into low, intermediate or high risk of developing metastatic disease within ten years of diagnosis.

To date, two successful trials on 44 (unpublished data) and 60 (published in Clinical Cancer Research 2009) human study subjects have been conducted and the results are described in greater detail in the "Clinical Development and Validation of the MetaSite Breast™ Test" section below. Additionally, in January 2013, we completed a “Large Population Validation” study of 500 tissue samples that is required in order to further our progress on the path to commercialize the MetaSite Breast™ test. The data from the Large Population Validation study has been submitted for publication in a peer-reviewed journal. The analysis performed in the two 44 an 60 patient trials confirmed that MetaSite density was significantly higher in patients who had developed metastatic breast cancer than in those who had localized disease. The studies also showed that the ability of the MetaSite density test to predict metastatic disease was independent of other currently used predictors, including tumor size, presence of lymphovascular invasion, and tumor grade. We expect the Large Population Validation study to provide even greater statistical power and allow us to establish “cut-points” for stratifying patients in clinically useful low, intermediate, or high risk groups based on the patients individual risk of systemic metastasis. We expect to be able to provide a “Metastasis Score” that will correlate to the risk of systemic metastasis and classify patients into systemic metastasis risk categories thus enabling physicians to make a more educated decision on the role of chemotherapy in individual patients.

We anticipate the list price for the MetaSite Breast™ test will be $2,595, which is considerably cheaper than the $4,290 list price of Genomic Health’s Onco type DX test for breast cancer. We arrived at our projected list price for the MetaSite Breast™ assay by calculating our costs. We accounted for processing the arriving tumor tissue samples and we considered the wholesale price of reagents and the time factor for machinery involved in the staining of the three relevant cell types involved. Additionally, we also analyzed technician and administrative time and included a calculation for professional fees for the supervising pathologist(s).  Finally, after sales and marketing expenses, we added a commercially reasonable factor for profit margin. This list price is not based upon any indication of what the market may be willing to pay for the MetaSite Breast™ test, and as such is a list price we hope to charge based on our internal costs.

The MetaSite Breast™ test will not require additional procedures on the patient or new equipment for treating physicians. We expect that once a patient is diagnosed with breast cancer and a physician orders the MetaSite Breast™ test, the pathology lab at the hospital or cancer center will provide us with a FFPE tumor block or thin section from the biopsy specimen utilized for the diagnosis. These specimens are chemically preserved and embedded in paraffin wax and therefore require no special handling and can be sent via overnight mail to our central reference laboratory. Once we receive the tissue sample, our pathology laboratory would log the sample and begin the processing procedure. Our staff will perform immunostaining, the process of staining cells using antibody-based stains, and will repeat this process multiple times for quality assurance. We expect to analyze the tissue sample and deliver our Metastasis Score and analysis to the treating physician within one week of receipt of the tissue sample. This is well within the critical decision timeframe after the tumor has been surgically removed and typically well before the patient and the treating physician(s) discuss additional treatment options.

Clinical Development and Validation of the MetaSite Breast™ Test

The MetaSite Breast™ test has, thus far, been validated in two human clinical studies. The results of a 60 patient trial were published in the peer-reviewed journal, Clinical Cancer Research in April 2009, which described how the MetaSite Breast™ test was able to predict the probability of systemic metastasis. In this five year minimum retrospective analysis, thirty pairs of women were selected and matched as closely as possible for clinical characteristics such as age, tumor size, tumor grade, lymphovascular involvement, and hormone status (ER, PR, Her2/Neu). No association was seen between MetaSite density/count and these clinical characteristics. However, MetaSite density was greater in patients who subsequently developed systemic metastasis compared with the patients who had only localized breast cancer (median, 105 vs. 50, respectively; P = 0.00006). For every 10-unit increase in MetaSites the odds ratio of systemic metastasis increased by 1.9 (95% confidence interval, 1.1-3.4). In other words, the number of MetaSites observed per patient ranged from 12 to 240 and the odds of metastasis nearly doubled for every increase of 10 MetaSites.

In data from an unpublished trial, the MetaSite Breast™ test was compared to the Onco type DX test distributed by Genomic Health, Inc. In 44 women with breast cancer, the Onco type DX Recurrence Score was compared to the MetaSite count. The analysis showed an insignificant correlation between the two tests with a Spearman rank correlation coefficient of 0.19. If this lack of correlation holds in planned larger scale testing it would mean that MetaSite Breast™ test will provide an invaluable source of additional information critical to clinical care and stratification of breast cancer patients.

Additionally, the MetaSite Breast™ test was evaluated in a 500 patient Large Population Validation study that was recently completed in January 2013. We entered into a Sponsored Research Agreement (the “Sponsored Research Agreement”) in April 2011 with Einstein and Cornell for and on behalf of its Joan & Sanford I. Weill Medical College to conduct the study. The purposes of the Large Population Validation study are to (i) study the association between TMEM or MetaSite count at initial diagnosis of invasive ductal carcinoma of the breast and risk of systemic metastasis, and (ii) identify a cut-point for TMEM or MetaSite count that differentiates best between those who develop systemic metastasis and those who do not, and to calculate the sensitivity and specificity of these cut-points.  In consideration for the study, we were required to pay $202,798 to Cornell and $514,756 to Einstein. On September 12, 2012, we entered into a formal amendment to the Sponsored Research Agreement to expand the scope of the research to include a comparison of TMEM or MetaSite count with the IHFC4 score. The total consideration for the study was amended to $169,513.76 to Cornell and $595,928.86 to Einstein in the aggregate. As of May 28, 2013, all outstanding payments have been satisfied in connection with the Sponsored Research Agreement, as amended. The Large Population Validation study was conducted retrospectively on already collected human tissue samples and accompanying patient medical histories, which were provided from Kaiser Permanente. In this ten-year minimum retrospective study, 250 metastatic and 250 non-metastatic patients were matched as closely as possible with regard to tumor size, grade, lymph node involvement, and hormone receptor status at presentation and had their tissue samples scored for MetaSite density and the results were compared to the known outcome from their medical records. The Large Population Validation study is expected to provide even greater statistical significance and allow us to establish “cut-points” for stratifying patients in clinically useful low, intermediate and high risk groups. The results from the recently completed Large Population Validation have been submitted for publication in a peer-reviewed journal.

We anticipate conducting additional clinical studies that further validate and demonstrate the effectiveness and health economic benefit of the MetaSite Breast™ test as well as chemotherapy benefit in order to gain market acceptance and penetration as well as favorable reimbursement coverage from payors. We have identified additional tumor sample cohorts (with accompanying medical records) and anticipate commencing an additional study or studies within the next twelve to eighteen months, depending on access to the desired cohort(s).

New Product Development

MenaCalc™ Test for Breast Cancer

The MenaCalc™ test for breast cancer is a tissue test using disassociated, discontinuous cells available from a needle biopsy or fine needle aspiration (FNA). The individual expression levels of the isoforms of the Mena protein can be measured in cancer cells and the relationship of their levels are determined to establish a “Mena Score,” or risk of systemic metastasis. In as of yet unpublished data, we have established a strong correlation between the Mena Score and the Metastasis Score from the MetaSite Breast™ test.  Because the Mena Score is derived from disassociated, discontinuous cells available from a needle biopsy or FNA at a patients’ initial or early visit, we believe that this diagnostic can be a valuable pre-operative tool to obtain the earliest possible picture of a breast cancer patient’s individual metastatic profile.

Results from a completed 797 patient trial were published in Breast Cancer Research in September 2012.  The results showed that MenaCalc™ could predict survival in breast cancer patients and was predictive in all molecular subtypes of breast cancer including estrogen, progesterone, and her2-Neu receptor negative (triple-negative) cancers. We believe that further validation studies are needed in order to begin initial marketing of the MenaCalc™ assay for breast cancer. We anticipate commencement of such study within the next twelve to eighteen months.

MenaCalc™ Test for Other Cancer Indications

The Mena protein isoforms have been shown to be a key potentiating factor in the progression to systemic metastasis in solid epithelial–based cancers, including prostate, lung and colorectal. We believe that we may be able to develop MenaCalc™ based diagnostic assays that will aid physicians in the management of a large proportion of future cancer patients.

In 2012, we completed a 72 patient trial at Yale University for a MenaCalc™ test for adenocarcinoma of the lung.  In unpublished data, we found that MenaCalc™ could predict survival in adenocarcinoma of the lung. Although the sample size was small, we believe these findings were promising and we plan to initiate a larger confirmatory trial for the MenaCalc™ assay in adenocarcinoma of the lung patients.

Additionally, we have completed a small pilot study at M.I.T. for a MenaCalc™ test in predicting metastasis in prostate cancer. The results from this pilot study were sufficient to justify the planning and preparation of a larger scale confirmatory trial for MenaCalc™ in prostate cancer.

Market Potential of the MetaSite Breast™ Test and MenaCalc™ Test For Breast Cancer

The ACS predicts that in the U.S. there will be 232,340 new cases of breast cancer in 2013 and that 39,620 women will die from breast cancer the disease.

The data from the published 60 patient trial showed that the metastatic outcome was independent of traditional clinicopathologic characteristics including age, tumor grade, tumor size, and lymph node involvement. Additionally, from yet unpublished data, we believe that the market potential for the MetaSite Breast™ test includes those classified as estrogen receptor positive/her2 negative, a group that constitutes between 50 and 60 percent of breast cancer patients. Accordingly, we believe that our MetaSite Breast™ test will be applicable for approximately 115,000 to 138,000 new breast cancer cases annually.

Results from the MenaCalc™ breast cancer trial on 797 patients published in Breast Cancer Research in September 2012 showed that MenaCalc™ was predictive in all molecular subtypes of breast cancer including estrogen receptor negative and estrogen, progesterone, and her2-Neu receptor negative (triple-negative) cancers.

We believe that the market opportunity for our function-based diagnostic assays for breast cancer will cover the full spectrum of the approximately 230,000 invasive breast cancer cases without regard to molecular subtype.

MenaBloc™ Therapeutic

In a proof-of-concept study published in a 2010 issue of Breast Cancer Research, the Licensors’ research team(s) investigated the role of Mena in tumor progression and metastasis. They developed a “Mena null” mouse; a mouse unable to produce the Mena protein or its isoforms. These Mena null mice were crossbred with polyoma middle T oncoprotein or “PyMT” mice (mice genetically predisposed to spontaneously develop highly metastatic cancer tumors). These Mena null PyMT mice were compared to control PyMT mice. Both groups of mice developed cancer tumors; however the Mena null mice’s tumors stayed localized while the control mice developed systemic metastasis. More importantly, the control mice succumbed to metastatic disease while the Mena null mice showed significant survival advantage with ~90% living to normal life expectancy. It was concluded that deficiency of Mena decreases metastasis by slowing tumor progression and reducing tumor cell invasion and intravasation and suggest that functional intervention targeting Mena may provide a valuable treatment option to delay tumor progression and decrease invasion and metastatic spread. We intend to begin high throughput screening of candidate compounds in late calendar 2013 or early calendar 2014 with the goal of discovering a molecule inhibitor of the Mena protein.

Business Strategies

Our goal is to build a leading life sciences company focused on the development and commercialization of novel diagnostics and therapeutics that improve clinical outcomes and reduce overall medical costs. Key elements of our strategy to achieve this goal are to:

•	continue to innovate and advance our licensed proprietary technologies;

•	obtain and maintain our clinical reference laboratory accreditations and licenses and any other necessary approvals;
•	initiate marketing efforts for our MetaSite Breast™ test;

•	successfully develop our MenaCalc™ platform for breast, prostate, lung and colorectal cancers;

•	successfully develop our MenaBloc™ therapeutic platform;

•	obtain positive reimbursement decisions from third-party payors;

•	expand in countries outside of the United States;

•	attract and retain skilled personnel; and

•	continue to obtain intellectual property and/or other protection for our technologies and products.

Research and Development

Our net research and development expenditures were approximately $516,798 and $854,550 for the years ended February 28, 2013 and February 29, 2012, respectively.

As of February 28, 2013, our research and development department included no full time employees, however, depending on the timing of our sponsored projects, it included up to 19 medical doctors, Ph.D. level scientists, and biomedical engineers, nine of whom we engaged in a consulting capacity and up to ten of whom are full time researchers that we funded through our research and development collaborations in connection with (i) the Sponsored Research Agreement for the Large Population Validation study of the MetaSite Breast test, (ii) studies using MenaCalc for breast and lung cancer at both Yale University and M.I.T., and (iii) the early discovery and development of the MenaBloc™ therapeutic at M.I.T.

Manufacturing

One of the advantages of the MetaSite Breast™ test is that it uses widely available immunohistochemical dyeing techniques to identify individual cell types. This staining technique uses antibodies that recognize individual cell types. By attaching different dye colors to different antibody types, the operator can view different cell types on a single slide. We believe this approach to diagnosis and prognosis of cancer is more cost effective than many genomic-based approaches currently on the market. We believe the most economical way to enter the market with the MetaSite Breast™ test will be through contract manufacturing for these immunohistochemicals. We have identified over twenty contract manufacturers that we intend to interview in anticipation of marketing for the diagnostic. We believe these contract manufacturers have experience and expertise to cost effectively produce, package, and ship the MetaSite Breast™ test reagents to us.

Selling and Marketing

We have begun the planning and preparation for marketing of the MetaSite Breast™ test. We plan to concentrate our initial marketing efforts beginning in 2014 at several large cancer centers in 5 to 10 select cities in the U.S.  These centers have been selected because of the relationships between key opinion leaders at these centers and our management and advisory board members. These cancer centers include among others (i) New York-Presbyterian/Weill Cornell Medical Center, (ii) Montefiore Medical Center, the university hospital for the Albert Einstein College of Medicine, (iii) Memorial Sloan-Kettering Cancer Center which handles the largest number of breast cancer cases of any cancer center in the United States, and iv) the M.D. Anderson Cancer Center, the largest cancer center in the world, among others.  We are currently pursuing strategic relationships with these and other cancer centers in order to apprise the medical community of the utility of our novel function-based diagnostic assays.

Assuming publication in a peer-reviewed journal of the Large Population Validation study results for the MetaSite Breast™ test, we will commence our commercialization efforts including establishing a CLIA certified reference laboratory, while concurrently building an appropriate sales and marketing team. We plan to hire and/or contract a sales staff with significant clinical oncology selling and marketing experience. Our sales approach will focus on the clinical and economic benefits of the MetaSite Breast™ test and the scientific validation supporting it. Our marketing strategy will focus on educating physicians, laboratory personnel and other healthcare professionals regarding the development of our novel technologies based on direct mechanistic markers and the value of the quantitative information our MetaSite Breast™ test will provide. We also plan to work closely with national and regional patient advocacy organizations that are focused on breast cancer care. Additionally, we intend to utilize the Internet for communicating with external constituencies, and develop our website to comprehensively present clinical information for healthcare professionals and educational information and materials for breast cancer patients.

We intend to promote our MetaSite Breast™ test through traditional marketing channels commonly used by the biopharmaceutical and pharmaceutical industries. Additionally, we will ultimately seek to have our function based diagnostic assays included in updated guidelines on the use of breast cancer tumor markers by ASCO and the NCCN. Our goal is to have oncologists order the MetaSite Breast™ test and have our Metastasis Score become a part of the standard evaluation of patients with newly diagnosed breast cancer.

We believe the key factors that will drive adoption for our MetaSite Breast™ test include, but are not limited to, our commercial efforts, continued publication of peer-reviewed articles and/or studies, clinical presentations at major symposia and conferences such as ASCO, the inclusion of our MetaSite Breast™ test in clinical practice guidelines, and the adoption of favorable reimbursement coverage by payors including Medicare and Medicaid.

Reimbursement

Based on our discussions with oncologists and heads of the departments of breast medical oncology at major cancer treatment centers, including Montefiore Medical Center, our MetaSite Breast™ test is expected to expand the field for diagnostics that will help payors lower costs through the implementation of customized cancer therapy. We hope to follow the recent roadmap established by Genomic Health, Inc. for its Onco type DX test for breast cancer to serve as a template for establishing a reimbursement strategy. When Genomic Health completed and published its 668 patient validation trial results for its Onco type DX test for breast cancer in 2004, it began receiving reimbursement from several regional payors. Shortly thereafter, Genomic Health entered into a reimbursement agreement with larger national payors.

We expect to offer our function-based diagnostic tests including MetaSite Breast™, as a clinical laboratory service. Revenues for our clinical laboratory diagnostics may come from several sources, including commercial third-party payors, such as insurance companies and health maintenance organizations (“HMOs”), government payors, such as Medicare and Medicaid in the United States, patient self-pay and, in some cases, from hospitals or referring laboratories who, in turn, may bill third-party payors. It is essential to our commercial success to get favorable reimbursement coverage by third-party payors for our MetaSite Breast™ test and other function-based diagnostic assays.

In order to gain broad reimbursement coverage, we expect to have to expend substantial resources on educating payors such as Kaiser Permanente, Aetna, United Healthcare, and others on the following attributes of our function-based diagnostic assays:

●	Test performance;

●	Clinical utility and effectiveness;

●	Peer-reviewed publication and consistent study outcomes;

●	Patient and physician demand; and

●	Improved economics.

In determining whether or not Medicare will pay for a test, the Centers for Medicare and Medicaid Services, or CMS, which oversees Medicare, can permit third party contractors who process and pay Medicare claims to make that determination or it can make a national coverage determination, which will bind all Medicare contractors. In addition, each state’s Medicaid program, which pays for services furnished to the eligible medically indigent, will usually make its own decision whether or not to cover our MetaSite Breast™ test. We anticipate that we will spend significant time and resources working with CMS in our effort to gain reimbursement coverage from Medicare and Medicaid.

Competition

The life sciences, biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary technologies and products. Any diagnostic product(s) that we successfully develop and commercialize will compete with existing diagnostics as well as new diagnostics that may become available in the future. While we believe that our technology and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources.

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

We also face competition from competitors that develop diagnostic tests, such as Genomic Health, Inc., Agendia, Inc., Genoptix Medical Laboratory, a part of the Novartis Pharmaceuticals Division, Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as others. Other competition may come from companies that focus on gene profiling and gene or protein expression, including Celera Corporation, GE Healthcare, a business unit of General Electric Company, Hologic, Inc., Novartis AG, Myriad Genetics, Inc., Qiagen N.V. and Response Genetics, Inc., and many other public and private companies. Commercial laboratories, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated with strong distribution networks for diagnostic tests may also compete with us.

Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. If we are unable to compete successfully against current or future competitors, we may be unable to gain market acceptance and therefore revenue from our diagnostics may be limited.

Regulation

Clinical Laboratory Improvement Amendments of 1988

We anticipate that our laboratory will be a clinical reference laboratory as defined under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). Clinical laboratory tests like our MetaSite Breast™ test and other function-based diagnostics are regulated under CLIA. As such, we will be required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing.

We have consulted with FDA regulatory counsel in advance of a meeting with the FDA prior to marketing and commercialization of our MetaSite Breast™ test and have formulated a plan to apply for a certificate of accreditation under CLIA to perform testing. We believe we will be subject to survey and inspection every two years to assess compliance with program standards. The standards applicable to the testing, which we anticipate performing, may change over time. Should regulatory compliance requirements become substantially more costly in the future, we cannot assure that we will be able to operate profitably.

If our clinical reference laboratory falls out of compliance with CLIA requirements, we may be subject to sanctions such as suspension, limitation or revocation of our CLIA certificate, as well as directed plan of correction, state on-site monitoring, civil monetary penalties, civil injunctive suit or criminal penalties. Additionally, we must maintain CLIA compliance and certification to be eligible to bill for tests provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanction, our business would be harmed.

United States Food and Drug Administration

The United States Food and Drug Administration, or the FDA, regulates the sale or distribution, in interstate commerce, of medical devices, including in vitro diagnostic test kits. Devices subject to FDA regulation must undergo pre-market review prior to commercialization unless the device is of a type exempted from such review.  Additionally, medical device manufacturers must comply with various regulatory requirements under the Federal Food, Drug and Cosmetic Act and regulations promulgated under that Act, including quality system review regulations, unless exempted from those requirements for particular types of devices.  Entities that fail to comply with FDA requirements can be liable for criminal or civil penalties, such as recalls, detentions, orders to cease manufacturing and restrictions on labeling and promotion.

Clinical laboratory services are not subject to FDA regulation, but in vitro diagnostic test kits and reagents and equipment used by these laboratories may be subject to FDA regulation. Clinical laboratory tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called “home brew” tests or more recently, Laboratory Developed Tests (LDTs). Most LDTs currently are not subject to premarket review by FDA although analyte-specific reagents or software provided to us by third parties and used by us to perform LDTs may be subject to review by the FDA prior to marketing.  Although we have not confirmed this with the FDA, we believe our MetaSite Breast™ test will not be subject to regulation under current FDA policies. We believe that the container we provide for collection and transport of tumor samples from a pathology laboratory to our reference laboratory is a medical device subject to FDA regulation but exempt from premarket review. We cannot provide any assurance that FDA regulation, including premarket review, will not be required in the future for the MetaSite Breast™ test or any of our function-based diagnostic assays. If premarket review is required, this would adversely affect our business until such review is completed and approval or clearance to market is obtained. If premarket review is required by the FDA, there can be no assurance that our test will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, subject us to inspection by the FDA and to the requirements of the FDA and penalties for failure to comply with the requirements of the FDA. Should any of the clinical laboratory device reagents obtained by us from vendors and used in conducting our home brew test be affected by future regulatory actions, we could be adversely affected by those actions, including increased cost of testing or delay, limitation or prohibition on the purchase of reagents necessary to perform testing.

In June 2010, the FDA announced a public meeting to discuss the agency's oversight of LDTs prompted by the increased complexity of LDTs and their increasingly important role in clinical decision making and disease management. The FDA indicated that it is considering a risk-based application of oversight to LDTs and that, following public input and discussion; it may issue separate draft guidance on the regulation of LDTs which may vary from the previously issued draft guidance on the regulation of “In Vitro Diagnostic Multivariate Index Assays” or IVDMIAs. The public meeting was held in July 2010 and further public comments were submitted to the FDA in September 2010. In November 2010, at a public meeting with the laboratory industry, an FDA spokesperson indicated that the agency had prepared draft guidance regarding proposed oversight of LDTs, which was under review for possible issuance. Draft guidance has not yet been issued with respect to this proposed oversight of LDTs.

Separately, in June 2011, the FDA issued draft guidance regarding "Commercially Distributed In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only." Public comments were submitted in response to this draft guidance, which has not been finalized. In addition, the FDA has issued other draft guidance documents, which may impact our tests or our future tests, including draft guidance regarding Mobile Medical Applications that is directed at patient management tools. Public comments were submitted in response to this draft guidance, which has not been finalized. In October 2012, the FDA published a list of planned guidance documents that the agency stated it plans to focus on in its fiscal year 2013, including the finalization of previously issued draft guidance which could include guidance documents addressing FDA regulation of laboratory tests such as ours. We cannot predict the ultimate form of any such guidance or regulation and the potential impact on our tests or materials used to perform our tests. While we expect all materials used in our tests to qualify according to CLIA regulations, we cannot be certain that the FDA might not enact rules or guidance documents which could impact our ability to purchase materials necessary for the performance of our tests. Should any of the reagents obtained by us from vendors and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

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

In addition to federal privacy regulations, there are a number of state laws governing confidentiality of health information that will be applicable to our operations. New laws governing privacy may be adopted in the future as well. We will take steps to comply with health information privacy requirements that we are aware apply to us.. . However, we can provide no assurance that we will be in compliance with diverse privacy requirements in all of the jurisdictions in which we do business. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse impact on our business.

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

New York Laboratory Licensing

We anticipate that our clinical reference laboratory will be located in the metropolitan New York area. Accordingly, we will be required to be licensed by New York, under New York laws and regulations, which establish standards for:

•	day-to-day operation of a clinical laboratory, including training and skill levels required of laboratory personnel;

•	physical requirements of a facility;

•	equipment; and

•	quality control.

We expect to apply for and receive the licenses necessary for our clinical reference laboratory for our MetaSite Breast™ test. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. If a laboratory is not in compliance with New York statutory or regulatory standards, the New York State Department of Health may suspend, limit, revoke or annul the laboratory’s New York license, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory’s operator being found guilty of a misdemeanor under New York law. In the event that we should be found not to be in compliance with New York laboratory requirements, we could be subject to such sanctions, which could harm our business.

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

Employees

We currently have 3 full time employees.  In addition, we utilize outside contract engineering and contract manufacturing firms to support our operations. We have engaged several consulting firms involved with investor relations, regulatory strategy and clinical trial planning. We plan to increase the number of employees in the areas of clinical research and testing, engineering, manufacturing, and sales and marketing beginning in 2013.

Patents and Intellectual Property

We believe that clear and extensive patent coverage for our technologies is central to our long-term success and we have invested and will invest accordingly. This has been accomplished in conjunction with the resources of the Licensors. This applies to both domestic and international patent coverage.

On August 26, 2010, MetaStat entered into a License Agreement (the “License Agreement”) with Einstein, M.I.T., Cornell and IFO-Regina. The License Agreement covers pending patent applications, patent disclosures, cell lines and technology surrounding discoveries in the understanding of the underlying mechanisms of systemic metastasis in solid epithelial cancers. The License Agreement calls for certain customary payments such as a license initiation fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under the agreement.

The intellectual property covered by the License Agreement is summarized as follows:

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

Pursuant to the License Agreement, we have the right to initiate legal proceedings on our behalf or in the Licensors’ names, if necessary, against any infringer, or potential infringer, of a licensed intellectual property who imports, makes, uses, sells or offers to sell products. Any settlement or recovery received from any such proceeding shall be divided eighty percent (80%) to us and twenty percent (20%) to the Licensors after we deduct from any such settlement or recovery our actual counsel fees and out-of-pocket expenses relative to any such legal proceeding. If we decide not to initiate legal proceedings against any such infringer, then the Licensors shall have the right to initiate such legal proceedings. Any settlement or recovery received from any such proceeding initiated by the Licensors shall be divided twenty percent (20%) to us and eighty percent (80%) to the Licensors after the Licensors deduct from any such settlement or recovery their actual counsel fees and out-of-pocket expenses relative to any such legal proceeding.

Further, in accordance with the terms of the License Agreement, we paid a license initiation fee of $25,000 in connection with entering into the License Agreement and are required to make a series of annual minimum royalty payments beginning on the first anniversary date, or August 26, 2011.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year five. To date, we have satisfied both the initial payment for 2011 and the second annual payment for 2012 in the amount of $30,000, respectively. We are required to make additional payments of $30,000 in each of 2013 and 2014, $50,000 in 2015, $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter.

Additionally, effective in March 2012, we entered into two additional license agreements with Einstein. The second license agreement with Einstein (the “Second License Agreement”) and the third license agreement with Einstein (the “Third License Agreement”) both cover pending patent applications, patent disclosures, cell lines and technology surrounding discoveries in the understanding of the underlying mechanisms of systemic metastasis in solid epithelial cancers. The Second License Agreement and the Third License Agreement both require certain customary payments such as a license initiation fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under such agreements.

The intellectual property covered by the Second License Agreement is summarized as follows:

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

The intellectual property covered by the Third License Agreement is summarized as follows:

1.
U.S. Patent Application No. 12/998,237 (based on PCT International Patent Application No. PCT/2009/005851) entitled “An In Vivo Quantitative Screening Test For Anti-Metastasis Treatment Efficacy”; inventors: Jeffrey Edward Segall, John Condeelis, Dmitriy Kedrin, Jacco van Rheenen, Bojana Gligorijevic (96700/1707).

Pursuant to the Second License Agreement, we paid a license initiation fee of $15,000 in connection with entering into the Second License Agreement and are required to make a series of annual minimum royalty or “license maintenance” payments beginning on the first anniversary date of the effective date, or January 3, 2013.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year three. We have satisfied the license maintenance payment of $12,000 for the first anniversary in 2013. We are required to make additional payments of $12,000 in 2014, $30,000 in each of 2015, 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter.

Pursuant to the Third License Agreement, we paid a license initiation fee of $15,000 in connection with entering into the Third License Agreement and are required to make a series of annual minimum royalty or “license maintenance” payments beginning on the first anniversary date of the effective date, or January 3, 2013.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year three. We have satisfied the license maintenance payment of $12,000 for the first anniversary in 2013. We are required to make additional payments of $12,000 in 2014, $30,000 in each of 2015, 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter.

We also seek to ensure a competitive position and add to our intellectual property portfolio through licensing, partnerships, joint development and joint venture agreements.

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

Principal Executive Offices

Our principal executive offices are located at 8 Hillside Avenue, Suite 207, Montclair, New Jersey 07042 and the telephone number at this address is (973) 744-7618.  Our website is http://www.metastat.com.  Information contained on our website does not constitute part of, and is not deemed incorporated by reference into, this Form 10-K.

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

We are a development stage life sciences company. At this time, we do not have any commercial products or laboratory services that generate revenues. Our existing diagnostic offerings will require additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they could provide any revenues. Given our stage of development, we expect to be able to begin initial marketing as early as 2014 for the MetaSite Breast™ test and commence full implementation of our sales and marketing strategy as early as 2015. If we are unable to develop, receive approval for, or successfully commercialize any of our diagnostic candidates, we will be unable to generate significant revenues, or any revenues at all. If our development programs are delayed, we may have to raise additional capital or reduce or cease our operations.

We have a history of net losses, and we expect to incur net losses for the foreseeable future and we expect to continue to incur significant expenses to develop and commercialize our tests.

We have incurred substantial net losses since our inception. For the fiscal years ended February 28, 2013 and February 29, 2012, we incurred net losses of $2,520,579 and $2,426,654, respectively. From our inception in July 2009 through February 28, 2013, we had an accumulated deficit of $5,362,479. To date, we have not achieved, and we may never achieve, revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing and enhancing our first diagnostic assay, the MetaSite Breast™ test, and to continue developing the MenaCalc™ platform of diagnostics assays for breast, prostate and lung cancers, the MenaBloc™ therapeutic platform, and any other future diagnostic tests and therapies. We expect to incur additional losses in the future, and we may never achieve profitability.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.

In recent years, we have incurred significant costs in connection with the development of our the MetaSite Breast™ test, the MenaCalc™ platform of diagnostics assays for breast, prostate and lung cancers, as well as initial work on the MenaBloc™ therapeutic. Our research and development expenses were $516,798 and $854,550 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively. We expect our research and development expense levels to remain high for the foreseeable future as we seek to expand the clinical utility of the MetaSite Breast™ test and develop additional diagnostics in our product portfolio. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.

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

In addition to the funds raised in our recent private placements, we may be required to raise additional capital to complete the development and commercialization of our current and future product candidates. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, and the commercialization of our diagnostic tests.

If third-party payors, including managed care organizations and Medicare, do not provide reimbursement for our products, their commercial success could be compromised.

The MetaSite Breast™ test has an anticipated list price of $2,595. Physicians and patients may decide not to order the MetaSite Breast™ test unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion or all of the test’s price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including our MetaSite Breast™ test and any of our future diagnostics and therapies. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

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

Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers such as Blue Cross and Blue Shield plans, which collectively provide healthcare coverage for nearly one-third of all Americans, as grounds to deny coverage for a test or procedure. These assessments have not yet been carried for the MetaSite Breast™ test. We can offer no assurance that these evaluations will ever be conducted, and if conducted, will result in a positive conclusion resulting in any third party reimbursement to us.

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

If we are unable to obtain reimbursement approval from private payors and Medicare and Medicaid programs for our diagnostic tests, or if the amount reimbursed is inadequate, our ability to generate revenues could be limited. Even if we are being reimbursed, insurers may withdraw their coverage policies or cancel their contracts with us at any time or stop paying for our tests, which would reduce our revenue.

We may experience delays in our clinical trials that could adversely affect our financial position and our commercial prospects.

Any delays in completing our clinical trials for the MetaSite Breast™ test and our MenaCalc™ platform of diagnostics assays may delay our ability to raise additional capital or to generate revenue, and we may have insufficient capital resources to support our operations.  Even if we have sufficient capital resources, the ability to become profitable will be delayed if there are problems with the timing or completion of our clinical trials.

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

The regulatory approval process typically is extremely expensive, takes many years and the timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our current or future product candidates, we will be unable to market and sell such products and therefore may never be profitable. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including: (i) a product candidate may not be safe or effective; (ii) the manufacturing processes or facilities we have selected may not meet the applicable requirements; and (iii) changes in FDA’s approval policies or adoption of new regulations may require additional work. Any delay in, or failure to receive or maintain, regulatory approval for any of our products could prevent us from ever generating meaningful revenues or achieving profitability.

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

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the FDA has contended that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our MetaSite Breast™ test are medical devices, none of our products are currently listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% through 2015 and a productivity adjustment to the CLFS.

Other significant measures contained in the PPACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the PPACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services. The IPAB proposals may impact payments for clinical laboratory services beginning in 2016 and for hospital services beginning in 2020. We are monitoring the impact of the PPACA in order to enable us to determine the trends and changes that may be necessitated by the legislation that may potentially impact on our business over time.

In addition to the PPACA, the effect of which cannot presently be fully quantified given its recent enactment, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, Congress passed the "Middle Class Tax Relief and Job Creation Act of 2012" which in part reduced the potential future cost-based increases to the Medicare Clinical Laboratory Fee Schedule by 2%. Overall the expected total fee cut to the CLFS for 2013 is 2.95% not including a further reduction of 2% anticipated from implementation of the automatic expense reductions (sequester) under the Budget Control Act of 2011, which will go into effect for dates of service on or after April 1, 2013 unless Congress acts to modify the automatic cuts.

The Centers for Medicare and Medicaid Services, CMS, sought public input through the notice and comment period for the Proposed Medicare Physician Fee Schedule, on whether all new AMA Molecular Diagnostic codes be placed on either the Medicare Physician Fee Schedule, which would likely require a 20% patient co-payment for such services, or remain on the CLFS. On November 1, 2012, CMS issued a final rule on the Physician Fee Schedule, which described that these new codes would be placed on the CLFS. On August 31, 2012, CMS also issued a preliminary determination for the 2013 CLFS which proposed not to recognize Multi-Analyte codes with Algorithmic Analyses, or MAAA, and questioned whether algorithm-based tests are covered benefits for Medicare beneficiaries. However, in its final determination released on November 6, 2012, CMS deleted the statement about not covering algorithmic analysis, and stated that laboratories performing MAAA tests for Medicare beneficiaries should continue to bill for these tests in 2013 as they are currently billed under the CLFS. CMS intends to consider its payment policy for MAAAs again in 2013 and may issue a determination to pay or not pay for these tests beginning in 2014. Our current Medicare reimbursement determination was set by a local coverage decision and not set nationally by CMS. These or any future changes in covered benefit determination, proposed fees or mandated reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare beneficiaries.

Changes in healthcare policy, such as the creation of broad test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, decrease revenues, increase costs and divert management's attention from our business.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation, cost reduction measures and the expansion in government's role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations. In addition, sales of our tests outside the United States make us subject to foreign regulatory requirements and cost-reduction measures, which may also change over time.

If the FDA were to begin regulating our MetaSite Breast™ test, we could experience significant delays in commercializing the test, be forced to stop our sales, experience significant delays in commercializing any future products, incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval as well as experience decreased demand for our products and demand for reimbursement of our products.

Clinical laboratory tests like the MetaSite Breast™ test are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as administered through the CMS, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called laboratory development tests, or LDTs. Most LDTs currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that the MetaSite Breast™ test is not a diagnostic kit and also believe that it is an LDT. As a result, we believe the MetaSite Breast™ test should not be subject to regulation under established FDA policies. The FDA may decide at any time at its sole discretion to modify these rules, or the United States Congress may enact new legislation, resulting in the need for us to conduct further trials in order to qualify the MetaSite Breast™ test for marketing approval. This may reduce or eliminate any potential revenue from sales of the MetaSite Breast™ test and may necessitate further round(s) of fund raising resulting in substantial dilution to investors.

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

The FDA requires extensive pre-market clinical testing prior to submitting a regulatory application for commercial sales. Our MetaSite Breast™ test and our product candidates require pre-market clinical trials, and whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory approval for our test. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our test, or to become profitable.

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

If we were to lose our CLIA accreditation or appropriate state license(s), whether as a result of a revocation, suspension or limitation, we would no longer be able to sell our MetaSite Breast™ test, or other diagnostic tests, which would significantly harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states.

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

Initially, our financial results will depend on sales of one test, the MetaSite Breast™ test, and we will need to generate sufficient revenues from this and our other diagnostics or therapies to run our business.

For the foreseeable future, we expect to derive substantially all of our revenues from sales of one test, the MetaSite Breast™ test. We anticipate commencing full implementation of our sales and marketing strategy as early as 2014 in conjunction with the anticipated publication of the results of the Large Population Validation study. We are in various stages of research and development for other function-based diagnostic assays that we may offer as well as for enhancements to our existing test.  We do not currently expect to commercialize these additional tests for additional cancer indications until at least 2015, and we are not currently able to estimate when we may be able to commercialize therapeutics for cancer metastasis or whether we will be successful in doing so.  If we are unable to increase sales of the MetaSite Breast™  test or to successfully develop and commercialize other diagnostic tests, enhancements, or therapeutics, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

We may experience limits on our revenues if physicians decide not to order our tests.

If medical practitioners do not order the MetaSite Breast™ test or any future tests developed by us, we will likely not be able to create demand for our products in sufficient volume for us to become profitable. To generate demand, we will need to continue to make oncologists, surgeons and pathologists aware of the benefits of the MetaSite Breast™ test and any products we may develop in the future through published papers, presentations at scientific conferences and one-on-one education by our sales force. Some physicians may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if patients recommend that their physicians use our test, physicians may still decide not to use the MetaSite Breast™ test, either because they have not been made aware of its utility or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the physician population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability. In addition, we will need to demonstrate our ability to obtain adequate reimbursement coverage from third-party payors.

We may experience limits on our revenues if patients decide not to use our test.

Some patients may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our test, patients may still decide not to use the MetaSite Breast™ test, either because they do not want to be made aware of the likelihood of metastasis or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the patient population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability.

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

Once we have a laboratory facility, it will be our sole laboratory facility and should it become inoperable, we will be unable to perform our tests and our business will be harmed.

We do not currently have laboratory facilities. However, we do expect to open a laboratory facility in the New York metropolitan. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

In order to rely on a third party to perform our tests, we could only use another facility with established state licensure and CLIA accreditation under the scope of which our MetaSite Breast™ test could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing to adopt the MetaSite Breast™ test and comply with the required procedures, or that this laboratory would be willing to perform the tests for us on commercially reasonable terms. In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us would be subject to certification under CLIA and licensed by several states, including California and New York, which can take a significant amount of time and result in delays in our ability to begin operations.

We rely on a limited number of suppliers or, in some cases, a sole supplier, for some of our laboratory instruments and materials and may not be able to find replacements in the event our supplier no longer supplies that equipment.

We expect to rely on Leica Microsystems GmbH (“Leica”), a German company owned by Danaher Corporation, a company listed on the New York Stock Exchange, to supply some of the laboratory equipment on which we perform our tests. We will periodically forecast our needs for laboratory equipment and enter into standard purchase orders or leasing arrangements with Leica based on these forecasts. We believe that there are relatively few equipment manufacturers other than Leica that are currently capable of supplying the equipment necessary for the MetaSite Breast™ test. Even if we were to identify other suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Leica the quality and quantity of equipment we require for the MetaSite Breast™ test, we may need to reconfigure our test process, which would result in delays in commercialization or an interruption in sales. If any of these events occur, our business and operating results could be harmed. Additionally, if Leica deems us to have become uncreditworthy, it has the right to require alternative payment terms from us, including payment in advance. We may also be required to indemnify Leica against any damages caused by any legal action or proceeding brought by a third party against Leica for damages caused by our failure to obtain required approval with any regulatory agency.

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

Our success depends on retention of key personnel.

We are dependent on our management team members, including Dr. Oscar L. Bronsther, our chief executive officer and chief medical officer. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in sales and marketing, clinical testing, and governmental regulation. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unsuccessful in our recruitment and retention efforts, our business will be harmed.

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

Additional risks may exist since we became public through a “reverse takeover.” Securities analysts of major brokerage firms may not provide coverage of our securities since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future. In addition, companies that become public through a “reverse takeover” are not permitted to list their securities on a securities exchange until (i) the company has completed a one-year “seasoning period” by trading in the United States over-the-counter market or on another regulated United States or foreign exchange following the reverse merger, and filed all required reports with the SEC, including audited financial statements, and (ii) the company maintains the requisite minimum share price for a sustained period, and for at least 30 of the 60 trading days, immediately prior to its listing application and the exchange’s decision to list.

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

We lease one thousand square feet at 8 Hillside Avenue, Suite 207, Montclair, New Jersey 07042 for $1,200 per month on a month-to-month basis for our management and administrative facilities. We anticipate moving to a larger space, including provisions for a commercial reference laboratory and research and development space, as early as the second half of calendar 2013.

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

Market Price Information for our Common Stock

Our common stock is quoted on the OTCBB under the symbol “MTST.” The following table sets forth the high and low bid information for our common stock for our two most recent fiscal years. The OTCBB quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock
	High	Low
March 1, 2011 through May 31, 2011	$1.25	$0.25
June 1, 2011 through August 31, 2011	$1.25	$0.25
September 1, 2011 through November 30, 2011	$0.25	$0.25
December 1, 2011 through February 29, 2012	$1.55	$0.25
March 1, 2012 through May 31, 2012	$5.00	$0.15
June 1, 2011 through August 31, 2011	$6.00	$3.00
September 1, 2012 through November 30, 2012	$4.25	$3.00
December 1, 2012 through February 28, 2013	$3.75	$3.50

On May 24, 2013, the last reported price for our common stock on the OTC Bulletin Board was $2.50.

Number of Record Holders of Our Common Stock

As of May 24, 2013, we had 21,473,431 shares of our common stock outstanding and 136 holders of record of our common stock.  The number of record holders was determined from the records of our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,116,500	$0.68	2,200,289
Total	1,116,500	$0.68	2,200,289

 Recent Sales of Unregistered Securities

Convertible Note and Warrant Offering

In January and February 2013, we entered into separate convertible note and warrant purchase agreements with certain institutional and accredited investors for the issuance and sale in a private placement consisting of, in the aggregate: (a) $787,000 principal amount of convertible promissory notes (the “Notes”) convertible into shares of our common stock, par value $0.0001 per share (the “Common Stock”), and (b) four-year warrants to purchase up to 78,700 shares of Common Stock at an exercise price of $3.00 per share, for aggregate gross proceeds of $787,000.

The Notes bear interest at the rate of 8% per annum, mature on December 31, 2013 and rank senior to the Company’s currently issued and outstanding indebtedness and equity securities.  Upon the closing by the Company of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $3,500,000 in the aggregate, the outstanding principal amount of the Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) shall automatically convert into such securities, including warrants of the Company, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the Notes, the lenders shall have the right, at their option, to convert the Outstanding Balance into shares of Common Stock at a conversion price of $2.50 per share.

The Company engaged the services of Noble Financial Capital Markets (“Noble”) to act as placement agent in connection with the Convertible Note and Warrant Offering.  Additionally, Noble entered into a Master Selected Dealers Agreement with Rockwell Global Capital, LLC (“Rockwell”) to act as a selected dealer.  As of February 28, 2013, we have not paid Noble or Rockwell any placement agent fees in connection with the Convertible Note and Warrant Offering.

Each of the issuances reflected above were exempt from registration pursuant to Section 4(2) of, and Regulation D promulgated under, the Securities Act of 1933, as amended.

As of February 28, 2013, we have the following equity securities outstanding; 21,054,418 shares of common stock, 220,000 common stock purchase warrants with an exercise price equal to $0.68, 1,497,122 common stock purchase warrants with an exercise price equal to $0.91, 786,250 common stock purchase warrants with an exercise price equal to $1.40, 150,000 common stock purchase warrants with an exercise price equal to $1.50, 78,700 common stock purchase warrants with an exercise price equal to $3.00,  and 1,116,500 stock options with an exercise price equal to $0.68.  Additionally, we have $787,000 principal amount of convertible promissory notes outstanding.

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

Business Overview

We are a development stage life sciences company that is focused on developing and commercializing novel diagnostic tests and therapeutics for the early and reliable prediction and treatment of systemic metastasis - cancer that spreads from a primary tumor through the bloodstream to other areas of the body. Systemic metastasis is responsible for ~90% of all solid tumor cancer related deaths and as such, we believe that more effective treatment of metastatic disease and/or the prevention of metastasis is needed to improve patient outcomes. Our first test, the MetaSite Breast™ test, will be used for early stage breast cancer patients to predict the likelihood of systemic metastasis. We anticipate all tumor samples will be sent to our clinical reference laboratory that we anticipate establishing in the New York for analysis. Upon generation and delivery of a Metastasis Score report to the physician, we plan to bill third-party payors for the MetaSite Breast™ test. We project that the list price of our test will be $2,595.

In January 2013, we completed a 500 patient Large Population Validation study of the MetaSite Breast™. The data from the Large Population Validation study has been submitted for publication in a peer-reviewed journal. We anticipate commencing initial marketing of the MetaSite Breast™ test in 2014 followed by our MenaCalc™ diagnostic assay for breast cancer in 2015. We plan to initially market to a select number of physicians in a few markets in the United States through a small direct sales force. We believe a subsequent increase in demand will result from the publication of further studies in one or more peer-reviewed scientific/medical journals and the presentation of study results at gatherings such as the ASCO meeting and the San Antonio Breast Cancer Symposium. However, any increased demand for our product is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained. Initially, we expect our laboratory will have the capacity to process up to 1,000 tests per quarter, and our current expansion plan contemplates that we will have capacity to process up to 15,000 tests per quarter by the end of calendar 2015.

We believe the key factors that will drive broader adoption of function-based diagnostic assays will be acceptance by healthcare providers of their clinical benefits, demonstration of the cost-effectiveness of using our tests, expansion of our sales force and increased marketing efforts and expanded reimbursement by third-party payors. Reimbursement by third-party payors is essential to our commercial success. In general, clinical laboratory testing services, when covered, are paid under various methodologies, including prospective payment systems and fee schedules. Reimbursement from payors depends upon whether a service is covered under the patient’s policy and if payment practices for the service have been established. As a relatively new diagnostic test, we may be considered investigational by payors and not covered under current reimbursement policies. Until we reach agreement with an insurer on contract terms or establish a policy for payment of our function-based diagnostic tests, we expect to recognize revenue on a cash basis.

Upon commercialization of the MetaSite Breast™ test, we will begin working with third-party payors to establish reimbursement coverage policies. Where policies are not in place, we will pursue case-by-case reimbursement. We believe that as much as 20% of our future revenues may be derived from tests billed to Medicare. We will begin working with many payors, including Medicare, to establish policy-level reimbursement, which, if in place, will allow us to recognize revenues upon submitting an invoice. We do not expect to recognize the majority of revenues in this manner until calendar 2015, at the earliest.

Since our inception, we have generated significant net losses. As of February 28, 2013, we had an accumulated deficit of $5,362,479. We incurred net losses of $2,520,579 and $2,426,654 in the years ended February 28, 2013 and February 29, 2012, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, and to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

Financial Operations Overview

Revenues

We currently do not have any revenues. We expect to derive our revenues from product sales and operate in one industry segment. Initially, our product revenues will be derived solely from the sale of the MetaSite Breast™ test. Payors will be generally billed upon generation and delivery of a Metastasis Score report to the physician. Product revenues will be recorded on a cash basis unless a contract or policy is in place with the payor at the time of billing and collectability is reasonably assured.  Initially, all product revenues recognized will probably reflect cash collections.

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

General and Administrative Expenses

General and administrative expenses from our inception through February 28, 2013 were $2,665,183. Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs and other professional and administrative costs.

Research and Development Expenses

Research and development expenses from our inception through February 28, 2013 were $1,541,203, and substantially all of these expenses were focused on the research and development of the MetaSite Breast™ test. During this time, the MetaSite Breast™ test was not the only product under development. Research and development expenses also represent costs incurred to develop our MenaCalc™ platform of diagnostic assays in breast, lung, and prostate cancers and initial research on our MenaBloc™ therapeutic platform.

We charge all research and development expenses to operations as they are incurred. All potential future product programs, apart from the MetaSite Breast™ test for breast cancer metastasis, are in the clinical research phase, and the earliest we expect another cancer program to reach the clinical development stage is late 2013. However, the expected time frame that a product related to one of these other cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers.

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

Selling and Marketing Expenses

Our selling and marketing expenses that we expect to incur coincident with the launch of the MetaSite Breast™ test will consist primarily of personnel costs and education and promotional expenses. We expect these expenses will include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our technologies, how our MetaSite Breast™ test was developed and validated and the value of the quantitative information that the MetaSite Breast™ test provides. Selling and marketing expenses will also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of our scientific and economic publications related to the MetaSite Breast™ test. Sales and marketing expenses from our inception through February 28, 2013 were $0.

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

Revenue Recognition

We have generated no revenues since our inception. Clinical laboratory service revenues for our first product, the MetaSite Breast™ test, are expected to be generated from the projected commercial launch in 2014, and are expected to be recognized on a cash basis because we will have limited collection experience and a limited number of contracts.  In accordance with our policy, revenues for tests performed will be recognized on an accrual basis when the related costs are incurred, provided there is a contract or coverage policy in place and the following criteria are met:

●	persuasive evidence that an arrangement exists;

●	delivery has occurred or services rendered;

●	the fee is fixed and determinable; and

●	collectability is reasonably assured.

Determination of the last two criteria will be based on management’s judgment regarding the nature of the fee charged for products or services delivered and the collectability of those fees.

We expect to generally bill third-party payors for the MetaSite Breast™ test upon generation and delivery of a Metastasis Score report to the physician.  Accordingly, we take assignment of benefits and the risk of collection with the third-party payor. We usually bill the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. As a new test, the MetaSite Breast™ test may be considered investigational by payors and not covered under their reimbursement policies. Consequently, we expect to pursue case-by-case reimbursement where policies are not in place or payment history has not been established.

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

Results of Operations

Comparison of the Years Ended February 28, 2013 and February 29, 2012

Revenues.  There were no revenues for the years ended February 28, 2013 and February 29, 2012, respectively, because we have not yet commercialized any of our function-based diagnostics assays.

Cost of Product Revenues.  No cost of product revenues were recorded in the years ended February 28, 2013 and February 29, 2012, respectively, because we have not yet commercialized any of our function-based diagnostics assays.

General and Administrative Expenses.  General and administrative expenses totaled $1,757,793 for the year ended February 28, 2013 as compared to $737,113 for the year ended February 29, 2012. This represents an increase of $1,020,680 for the year ended February 28, 2013 over the year ended February 29, 2012. This increase was due in part to increases in costs for employee salaries, legal, including intellectual property, accounting and other professional and consulting costs.

Research and Development Expenses.  Research and development expenses were $516,798 for the year ended February 28, 2013 as compared to $854,550 for the year ended February 29, 2012. This represents a decrease of $337,752 for the year ended February 28, 2013 over the year ended February 29, 2012.  This decrease resulted primarily from the completion of the Sponsored Research Agreement for the MetaSite Breast™ test.

Selling and Marketing Expenses.  There were no selling and marketing expenses recorded for the years ended February 28, 2013 and February 29, 2012, respectively, because we have not yet commercialized any of our function-based diagnostics assays.

Warrant Expense.  Warrant expenses were $230,189 for the year ended February 28, 2013 as compared to $149,999 for the year ended February 29, 2012. This represents an increase of $80,190 for the year ended February 28, 2013 over the year ended February 29, 2012. This increase resulted primarily from the issuance of warrants as partial compensation for financial advisory consulting services.

Stock-based Compensation.  Stock-based compensation was $5,270 for the year ended February 28, 2013 as compared to $684,049 for the year ended February 28, 2012. This represents a decrease of $678,779 for the year ended February 28, 2013 over the year ended February 29, 2012.  This decrease resulted primarily from a reduction in options and shares of common stock issued to employees, board members, scientific and clinical advisory board members and research consultants.

Interest Income and Other Income/ Expense. We recorded interest income of $596 for the year ended February 28, 2013 and no interest income during the year ended February 29, 2012.

Interest Expense.  We made no interest payments on borrowings during the years ended February 28, 2013 and February 29, 2012, respectively.

Net Loss.  As a result of the factors described above, we had a net loss of $2,520,579 for the year ended February 28, 2013 as compared to $2,426,654 for the year ended February 29, 2012.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of February 28, 2013, we had an accumulated deficit of $5,362,479.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and convertible promissory notes. Through February 28, 2013, we had received net proceeds of $4,283,755 through the sale of common stock to investors and $787,000 from the sale of convertible promissory notes.  As of February 28, 2013, we had cash and cash equivalents of $969,188 and net debt of $716,957.  As a result of the most recent sale of shares of common stock and convertible promissory notes through February 28, 2013, we have issued and outstanding warrants to purchase 2,732,072 shares of our common stock at a weighted average exercise price of $1.13, which will result in proceeds to us of approximately $3.1 million if all outstanding warrants are exercised.

Cash Flows

As of February 28, 2013, we had $969,188 in cash and cash equivalents including subscription receivables, compared to $878,340 on February 29, 2012.

Net cash used in operating activities was $2,395,909 for the year ended February 28, 2013, compared to $1,291,861 for the year ended February 29, 2012. The increase in cash used of $1,104,048 was primarily due to an increase in general and administrative costs including costs for employee salaries, legal, including intellectual property, accounting and other professional and consulting costs.

Net cash used in investing activities was $45,243 for the year ended February 28, 2013, compared to $17,200 for the year ended February 29, 2012. This cash was used for purchases of equipment. We expect amounts used in investing activities to increase in fiscal year 2014 and beyond as we grow our corporate infrastructure, expand research and development activities and establish and add capacity in our commercial laboratory.

Net cash provided by financing activities during the year ended February 28, 2013 was $2,532,000, compared to $1,945,145 for the year ended February 29, 2012. Financing activities consisted primarily of the sale of our common stock and common stock purchase warrants and convertible promissory notes and common stock purchase warrants for the year ended February 28, 2013 and the sale of our common stock and common stock purchase warrants for the year ended February 29, 2012.

Capital Raising Requirements

Pursuant to the License Agreement, the Second License Agreement and the Third License Agreement, we are required to meet certain capital raising or financing requirements beginning on the first anniversary of the effective date of the License Agreement, or August 26, 2011.  These capital raising requirements are inclusive for all three license agreements.  We must meet the following conditions:

1.   Raise $750,000 in debt, equity or other financing or revenues by the first anniversary of the effective date of the License Agreement, which requirement has been satisfied by us.

2.   Raise $2,000,000 in debt, equity or other financing or revenues by the third anniversary of the effective date, which requirement has been satisfied by us.

3.   Raise $5,000,000 in debt, equity or other financing or revenues by the fifth anniversary of the effective date.  As of May 28, 2013, this requirement has been satisfied by us.

Subsequent Events

Convertible Note and Warrant Offering

In March through May 2013, we entered into separate convertible note and warrant purchase agreements with certain institutional and accredited investors for the issuance and sale in a private placement consisting of, in the aggregate: (a) $700,000 principal amount of Notes convertible into shares of our common stock, and (b) four-year warrants to purchase up to 70,000 shares of common stock at an exercise price of $3.00 per share, for aggregate gross proceeds of $700,000.

As of May 28, 2013, inclusive of the January and February 2013 issuances, we issued in the aggregate (a) $1,487,000 principal amount of Notes convertible into shares of our common stock, and (b) four-year warrants to purchase up to 148,700 shares of common stock at an exercise price of $3.00 per share, for aggregate gross proceeds of $1,487,000. Additionally, we paid Noble a cash fee of $10,496 and issued 5,248 five-year placement agent warrants exercisable for shares of common stock with an exercise price per share of $2.50.  We paid to Rockwell a cash fee of $4,464 and issued 2,232 five-year placement agent warrants exercisable for shares of common stock with an exercise price per share of $2.50.

April 2013 Issuances

On April 5, 2013, we issued the following securities pursuant to our Amended and Restated 2012 Omnibus Securities and Incentive Plan: (1) an aggregate of 300,000 options to purchase shares of our common stock to our executive officers and directors and 150,000 shares of restricted stock to one of our directors; (2) an aggregate of 423,500 options to purchase shares of our common stock and an aggregate of 153,013 shares of restricted stock to members of our Scientific Advisory Board and Clinical Advisory Board; and (3) 100,000 options to purchase shares of our common stock to an advisor.  The stock options provide for an exercise price per share of $3.25.

The stock options issued to our executive officers and directors vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014.  The restricted stock issued to one of our directors vests upon the earlier of a change in control or upon us achieving $5,000,000 in gross sales from one or more of our products.

Of the 423,500 stock options issued to members of our Scientific Advisory Board and Clinical Advisory Board, 181,500 of such stock options are immediately vested and 242,000 of such stock options vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014.  The restricted stock issued to members of our Scientific Advisory Board and Clinical Advisory Board vests upon (1) the listing of our shares of common stock on a national securities exchange and (2) the shares trade on a national securities exchange with a daily trading volume of at least 50,000 shares per day for 30 consecutive trading days.

Appointment of David M. Epstein, Ph.D.

On April 12, 2013, we entered into an advisory agreement (the “Epstein Agreement”) with David Epstein, Ph.D. to serve as our Head of Drug Development / Director until terminated in accordance with the terms of the Epstein Agreement.  Effective on April 16, 2013 Dr. Epstein was appointed as a director of the Company.  Dr. Epstein shall devote up to 30 hours per month, or 360 hours per year, of business time to the performance of his duties under the Epstein Agreement. In exchange for such services, we have agreed to pay to Dr. Epstein fees of $250.00 per hour and issue to him 100,000 restricted shares of our common stock.  As such, we issued Dr. Epstein 100,000 shares in April 2013.  In addition, upon the achievement of each of the three milestones set forth in the Epstein Agreement, we will issue an additional 200,000 restricted shares of common stock to Dr. Epstein, subject to his continued service with us.

Consulting Agreement

On April 18, 2013, we entered into an agreement with a consultant whereby we issued 12,000 shares of our common stock as partial consideration.

Contractual Obligations

As of February 28, 2013, we had the following contractual commitments:

	Payments Due by Period
					More
		Less than			than 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
License Agreement	$385	$30	$155	$200	$	(a)

Second License Agreement	$297	$12	$110	$175	$	(b)

Third License Agreement	$297	$12	$110	$175	$	(c)

    (a) Amount of additional payments depends on several factors, including the duration of the License Agreement, which depends on expiration of the last patent to be issued pursuant to the License Agreement. That duration is uncertain because the last patent has not yet been issued.

     (b) Amount of additional payments depends on several factors, including the duration of the Second License Agreement, which depends on expiration of the last patent to be issued pursuant to the Second License Agreement. That duration is uncertain because the last patent has not yet been issued.

     (c) Amount of additional payments depends on several factors, including the duration of the Third License Agreement, which depends on expiration of the last patent to be issued pursuant to the Third License Agreement. That duration is uncertain because the last patent has not yet been issued.

Pursuant to the License Agreement, we are required to make a series of annual minimum royalty or “license maintenance” payments under the License Agreement beginning on the first anniversary date, or August 26, 2011.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year five. To date, we have satisfied both the initial payment for 2011 and the second payment for 2012 in the amount of $30,000, respectively. We are required to make additional payments of $30,000 in each of 2013 and 2014, $50,000 in 2015, $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter.

Pursuant to the Second License Agreement, we are required to make a series of annual minimum royalty or “license maintenance” payments beginning on the first anniversary date of the effective date, or January 3, 2013.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year three. We have satisfied the license maintenance payment of $12,000 for the first anniversary in 2013. We are required to make additional payments of $12,000 in 2014, $30,000 in each of 2015, 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter.

Pursuant to the Third License Agreement, we are required to make a series of annual minimum royalty or “license maintenance” payments beginning on the first anniversary date of the effective date, or January 3, 2013.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year three. We have satisfied the license maintenance payment of $12,000 for the first anniversary in 2013. We are required to make additional payments of $12,000 in 2014, $30,000 in each of 2015, 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter.

Beginning as early as the second half of calendar 2013, we intend to enter into arrangements for the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. We cannot at this time provide assurances that we will be able to enter into agreements with vendors on terms commercially favorable to us or that we will be able to enter into such arrangements without securing additional financing.

We currently sublease administrative and office space under a sublease on a month-to-month basis for at a cost of $1,200 per month.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the recent financing activities. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in reimbursement. We expect that we will receive limited payments for the MetaSite Breast™ test billings from the beginning of our marketing efforts into the foreseeable future. As reimbursement contracts with third-party payors are put into place, we expect an increase in the number and level of payments received for the MetaSite Breast™ test billings.

We currently anticipate that our cash and cash equivalents,will be sufficient to fund our operations for approximately 6 months, without raising additional capital. We cannot be certain that any of our future efforts to secure reimbursement contract programs or development of future products will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result.

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

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of February 28, 2013, we had cumulative net operating loss carryforwards for federal income tax purposes of $4,219,686. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in the year 2029. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change.” The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

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

Not applicable.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of February 28, 2013. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of February 28, 2013.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was not effective as of February 28, 2013.  The primary factors contributing to the material weakness, which relates to our financial statement close process, were:

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

Changes in Internal Controls over Financial Reporting.

We have had no changes in internal control over financial reporting during the period ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Oscar L. Bronsther, M.D., F.A.C.S.	61	Chief Executive Officer, Chief Medical Officer and Director (1)
Warren C. Lau	59	President, Chief Financial Officer and Director (2)
Daniel H. Schneiderman	35	Vice President of Finance, Comptroller
Johan M. (Thijs) Spoor	41	Chairman of the Board of Directors (1)
David N. Siegel	51	Director (1)
Patrick T. Mooney, M.D.	45	Director (1)
David M. Epstein, Ph.D.	54	Director (3)

______________
(1)	Appointed as a member of our board of directors on February 27, 2012, effective as of April 7, 2012.
(2)	Appointed as a member of our board of directors on February 27, 2012.
(3)	Appointed as a member of our board of directors on April 16, 2013.

Oscar Bronsther, M.D., F.A.C.S.  Dr. Bronsther was appointed as chief medical officer and chairman of our board of directors on February 27, 2012, effective as of April 7, 2012.  Dr. Bronsther was appointed as our chief executive officer on December 21, 2012, at which time he resigned as chairman of the board.  Dr. Bronsther is a Diplomat, American Board of Surgery, and since November 2008, has served as the Chairman, Section of General Surgery, at Inova Fairfax Hospital. Since September 2003, he has also served as Clinical Professor of Surgery at George Washington University in Washington, D.C.  From 2005 to 2007, he served as Chairman of the Board of National Transplant Network.  Dr. Bronsther received his B.A. from the University of Rochester in 1973, his M.D. from Downstate Medical Center in 1978, was a Fellow in Kidney Transplantation at Downstate Medical Center, and was a Fellow in Liver Transplantation at the University of Pittsburgh Center.  Dr. Bronsther’s editorial positions include Reviewer, Journal of the American College of Surgeons, Transplantation, Transplant Proceedings, Liver Transplantation and Surgery, and the American Journal of Kidney Disease.  Dr. Bronsther is the author of 63 peer-reviewed publications, seven books and book chapters, and has participated in over 30 invited lectures. Dr. Bronsther’s broad range of experience in medicine, academia, and administration enable him to provide a unique and valuable perspective to our board of directors.

Warren C. Lau. Mr. Lau has served as our president and a director since February 27, 2012.  Mr. Lau also served as our chief executive officer from February 27, 2012 to December 21, 2012.   Mr. Lau was appointed our chief financial officer on May 1, 2012. From July 2009 until February 2012, Mr. Lau served as Founder, President and CEO of MBM. For over one year prior to the incorporation of MBM in July of 2009, Mr. Lau was active in technology evaluation leading to the founding of the Company. From October 2005 to March 2008, Mr. Lau served as a director and as the founder, president and CEO of HoustonPharma, Inc., a biotechnology company located in Houston, Texas. Mr. Lau was the founder of PharmaFrontiers Corp., a biotechnology company located in Houston, Texas, in February 2003 and served as a member of such company’s board of directors and as its president, chief executive officer and treasurer until July of 2004. In 2004, PharmaFrontiers acquired Opexa Pharmaceuticals. Mr. Lau was the founder of Adventrx Pharmaceuticals, Inc. in 1996.  He served as its president and CEO and as a member of its board of directors from July 1996 through November 2001. During his time as president and CEO, this company consummated two acquisitions, Immune Complex Corporation in 1997, which was later spun off to the shareholders, and Biokeys Pharmaceuticals, Inc. From November 1997 to September 1998, Mr. Lau served as a director of Immune Complex Corporation and Synthetic Genetics, Inc., privately held biotechnology companies. As our president and chief executive officer, Mr. Lau’s significant experience in the life science and biotechnology industries enable him to provide significant insights into our business and make him qualified to be a member of our board of directors.

Daniel H. Schneiderman.  Mr. Schneiderman was appointed Vice President of Finance effective December 21, 2012 and has served as the Company's Vice President and Comptroller since February 27, 2012. Mr. Schneiderman has ten years of investment banking and corporate finance experience, focusing on private and public equity for small and mid-market capitalization companies mainly in the healthcare and life sciences sectors. Prior to joining the Company, he was senior vice president of investment banking for Burnham Hill Partners LLC, where he worked since 2008. From 2004 through 2008, Mr. Schneiderman was vice president of investment banking at Burnham Hill Partners, a division of Pali Capital, Inc. Previously, Mr. Schneiderman worked at H.C. Wainwright & Co. in 2004 as an analyst. Mr. Schneiderman holds a Bachelor's Degree from Tulane University.

Johan M. (Thijs) Spoor.  Mr. Spoor was appointed to our board of directors on February 27, 2012, effective as of April 7, 2012 and was appointed Chairman of the Board on December 21, 2012.  Mr. Spoor is currently the chief executive officer, president, chief financial officer and director of FluoroPharma Medical Inc., a public biopharmaceutical company.  He has held these positions at FluoroPharma since May 2011. Mr. Spoor holds a Nuclear Pharmacy degree from the University of Toronto as well as an M.B.A. from Columbia University with concentrations in finance and accounting.  Mr. Spoor has been a guest lecturer at Columbia Business School, Kings College in London and the University of Newcastle in Australia.  Mr. Spoor previously held the title of CFO for Sunstone BioSciences for the period from February 2010 through September 2010.  Prior to joining Sunstone BioSciences, he worked as a consultant at Oliver Wyman from December 2008 through February 2010 focusing on helping pharmaceutical and medical device companies evaluate their global revenue potential given the complex interplay of regulatory approvals, the reimbursement environment, as well as the impact of physician preference within constantly evolving standards of care. He further specialized on the implications of healthcare reform on new product approval and health insurance reform.  Mr. Spoor has also been an equity research analyst at J.P. Morgan from July 2007 through October 2008 and Credit Suisse from November 2005 through July 2007 covering the biotechnology and medical device industries.  Prior to his career on Wall Street, Mr. Spoor worked in the pharmaceutical industry, spending 11 years with Amersham / GE Healthcare where he worked in seven countries in a variety of roles including setting up GMP facilities, accountability for the nuclear cardiology portfolio and most recently as the Director of New Product Opportunities leading the PET strategic plan.  Mr. Spoor’s background in nuclear pharmacy, finance and accounting and as a healthcare research analyst, as well as his experience at both large and small healthcare companies, provides him with a broad familiarity of the range of issues confronting a developing biotechnology company, which makes him a qualified member of our board of directors.

David N. Siegel.  Mr. Siegel was appointed to our board of directors on February 27, 2012, effective as of April 7, 2012.  Mr. Siegel was appointed President and CEO of Frontier Airlines in January 2012. Previously, he was a Managing Director of Hyannis Port Capital from June 2010 to December 2011. Mr. Siegel served as Chairman and CEO of XOJET, a TPG Capital funded private aviation company, from October 2008 until May 2010.  Before joining XOJET, Mr. Siegel was Chairman and CEO of Gategroup, AG, an independent airline catering, hospitality and logistics company based in Zurich, from June 2004 to March 2009. Prior to Gategroup, Mr. Siegel served as president, chief executive officer of Gate Gourmet Group, Inc., an independent airline catering, hospitality and logistics company. Prior to Gate Gourmet Group, Mr. Siegel served as president, chief executive and a member of the board of US Airways Group, Inc., and US Airways, Inc., the airline operating unit. Prior to joining US Airways, Mr. Siegel was chairman and chief executive officer of Avis Rent A Car System, Inc., a subsidiary of Cendant Corp.  Mr. Siegel’s service as a member of senior management and the boards of directors of a number of U.S. corporations provides our board of directors with invaluable financial and management experience.

Patrick T. Mooney, M.D.  Dr. Mooney was appointed to our board of directors on February 27, 2012, effective as of April 7, 2012.   Dr. Mooney currently serves as the chief executive officer, president and chairman of the board of directors of Echo Therapeutics, Inc. (Nasdaq: ECTE), a medical device company, and has held those roles since September 2007, June 2009, and January 2008, respectively.  Dr. Mooney previously served as president, chief executive officer and director of Echo Therapeutics, Inc. (a privately-held company prior to its merger with Sontra Medical Corporation) from September 2006 to September 2007.  Prior to joining Echo Therapeutics, Inc., Dr. Mooney was president, chief executive officer and chairman of Aphton Corporation (Nasdaq: APHT), a biopharmaceutical company, from January 2004 to November 2006.  Aphton Corporation declared bankruptcy under Chapter 11 of the United States Bankruptcy Code. Dr. Mooney served as Senior Biotechnology Analyst at Thomas Weisel Partners, LLC, a full service merchant banking firm, and as Senior Biotechnology Analyst at Janney Montgomery Scott, LLC, a full services investment banking firm.  He graduated from the Jefferson Medical College of Thomas Jefferson University and trained as a surgical resident at Thomas Jefferson University Hospital. From

June to September 2010, Dr. Mooney was a member of the board of directors of Quantrx Biomedical Corporation, a healthcare diagnostics company. Dr. Mooney’s medical education and experience as practicing clinician, as well as his industry specific extensive management experience, provides him with a broad and deep understanding of the science underlying our business and our competitors’ efforts, which is an invaluable resource to our board of directors.

David M. Epstein, Ph.D.  Dr. Epstein was appointed to our board of directors effective as of April 16, 2013.  From May 2006 to March 2013, Dr. Epstein served as Senior Vice President and Chief Scientific Officer for OSI Pharmaceuticals (“OSI”), now a wholly owned subsidiary of Astellas Pharma US, Inc., where he had strategic and operational oversight of OSI’s oncology discovery research and translational medicine programs.  From May 2001 to April 2006, Dr. Epstein served as vice president of Archemix Corp, an aptamer therapeutics-focused discovery and development company, where he was responsible for overseeing Archemix’s aptamer research and pre-clinical development programs.  Dr. Epstein’s experience provides him with a broad and deep understanding of the science underlying our business and our competitors’ efforts, which is an invaluable resource to our board of directors.

Scientific Advisory Board

Effective as of October 24, 2012, the board of directors formally established a Scientific Advisory Board whose primary responsibilities include advising our management and the board on the long-term direction of our scientific and research goals.  The members of the Scientific Advisory Board are John Condeelis, Ph.D., Frank Gertler, Ph.D. and Thomas Rohan, M.D., Ph.D. Dr. Condeelis serves as Chairman of the Scientific Advisory Board.

John S. Condeelis, Ph.D.   Dr. John Condeelis is The Judith and Burton P. Resnick Chair in Translational Research, Professor and Co-Chairman of the Department of Anatomy and Structural Biology at the Albert Einstein College of Medicine (AECOM). He is the director of the Cancer Center program “Tumor Microenvironment and Metastasis” and co-Director of the Gruss Lipper Biophotonics Center of AECOM. His current research interests are in tumor cell motility, chemotaxis, invasion and intravasation during metastasis.  He has combined multiphoton imaging with expression analysis to derive gene expression signatures. This Human Breast Cancer Invasion Signature defines the pathways used by tumor cells in mammary tumors to move and invade blood vessels. The tumor cells are followed using multiphoton imaging for these studies using novel caged-enzymes and biosensors to test, in vivo, the predictions of the invasion signature regarding the mechanisms of tumor cell chemotaxis to EGF. Dr. Condeelis has authored more than 250 scientific papers on various aspects of cell and cancer biology, prognostic marker development and optical imaging.

Frank B. Gertler, Ph.D.   Dr. Frank Gertler received his B.S. degree from the University of Wisconsin-Madison in 1985. During his post-graduate thesis work at the University of Wisconsin-Madison, Dr. Gertler discovered the Enabled (Ena) gene in a search for functional downstream targets of signaling by the Drosophila homolog of the c-Abl proto-oncogene. He proceeded to demonstrate that Abl and Ena function were key components of the machinery required to establish normal connections during development of the nervous system. After receiving his Ph.D. in Oncology and Genetics in 1992, Dr. Gertler trained as a Postdoctoral Fellow in the laboratory of Philippe Soriano at the Fred Hutchinson Center for Cancer Research from 1993 through 1997. During this time, he cloned Mena, the mammalian homolog of Drosophila Ena, and discovered a family of related molecules, the “Ena/VASP” proteins. In 1997, Dr. Gertler joined the Biology Department at the Massachusetts Institute of Technology (MIT). His laboratory continued to work on Mena and the related Ena/VASP proteins and described pivotal roles for these proteins in controlling cell movement, shape and adhesion during fetal development.  In 2005, Dr. Gertler moved to the MIT Center for Cancer Research and began to work on the role of Mena in metastatic progression and launched other efforts geared at understanding how the control of cell motility is dysregulated during metastatic diseases. Currently, Dr. Gertler is a Full Professor in the Koch Institute for Integrative Cancer Research at MIT and a member of the MIT Biology Department.

Thomas E. Rohan, M.D., Ph.D.  Dr. Thomas Rohan is Chairman of the Department of Epidemiology and Population Health at AECOM. He is also leader of the Cancer Epidemiology Program (CEP) and Associate Director for Population Sciences in the Albert Einstein Cancer Center. Dr. Rohan is an M.D. with a Ph.D. in Epidemiology and an M.Sc. in Medical Statistics. He has published more than 300 scientific articles and two books on various aspects of epidemiology. He has a particular interest in the molecular pathogenesis of breast cancer. Dr. Rohan is Associate Editor of the Journal Cancer Epidemiology, Biomarkers, and Prevention and several other journals, including a new journal, Cancer Medicine, which has a focus on personalized medicine. He has served on many grant review panels, served a 4-year term on the Epidemiology of Cancer Study Section at National Cancer Institute (NCI), and is currently a member of the Board of Scientific Counselors of NCI.

Clinical Advisory Board

Effective as of October 24, 2012, the board of directors formally established a Clinical Advisory Board whose primary responsibilities include advising our management and the Board on the most efficient translation of our scientific and research discoveries to clinical practice.  The members of the Clinical Advisory Board are Joan Jones, M.D. and Joseph Sparano, M.D.

Joan Jones, M.D.  Dr. Joan Jones is Professor, Department of Pathology, Department of Anatomy & Structural Biology, Department of Epidemiology & Population Health at Albert Einstein College of Medicine (AECOM) and is an attending Pathologist at New York Presbyterian Hospital. Dr. Jones is a former Professor of Clinical Pathology and Laboratory Medicine at Weill Cornell Medical College.  Dr. Jones is an anatomic pathologist with clinical experience in breast pathology and an interest in the contribution of cell migration and the microvasculature to metastatic progression. Dr. Jones’ work with the metastasis group at AECOM began in 1991 when parallels were first being drawn between events in amoeboid chemotaxis and the behavior of metastatic tumor cells. Her role has been to provide the histologic and human disease context for observations both in culture systems and animal models. Dr. Jones was one of the originators, along with Dr. Condeelis, on the use of intra-vital imaging (IVI) of live mammary tumors to identify vascular landmarks around which tumor cells migrate and intravasate. Dr. Jones’ application of these IVI observations to human breast cancer samples led to confirmation of the concept of Tumor MicroEnvironment of Metastasis (TMEM) in humans, a microanatomic landmark consisting of a tumor cell, an endothelial cell, and a macrophage, initially observed in vivo in animals. She developed both the methodology and the approach to quantitation of this landmark in human samples. Dr. Jones continues to work on the application of Mena-related biomarkers and TMEM to the prediction of metastatic risk in breast cancer.

Dr. Joseph Sparano, M.D.    Dr. Joseph Sparano is Professor of Medicine & Women's Health at AECOM, Associate Director for Clinical Research at the Albert Einstein Cancer Center, and Associate Chairman of the Department of Oncology at Montefiore Medical Center. He is a medical oncologist and clinical researcher who has been involved in the development of numerous phase I, II, and III NCI sponsored, investigator-initiated, and industry sponsored trials, with expertise in breast cancer, lymphoma, HIV-associated cancer, developmental therapeutics, and development and validation of prognostic and predictive biomarkers. He serves as Chair of the Eastern Cooperative Oncology Group Breast Cancer Committee, Vice-Chair of the NCI Breast Cancer Correlative Science Committee, and member of the NCI Breast Cancer Steering Committee.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Code of Ethics

We adopted a Code of Ethics that applies to all directors, officers and employees. Our Code of Ethics is available on our website at www.metastat.com. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at 8 Hillside Ave., Suite 207, Montclair, New Jersey 07042.

Corporate Governance

Board Leadership Structure

Our board of directors (the “Board”) has a chairman, currently Mr. Spoor, who has authority, among other things, to call and preside over board meetings, to set meeting agendas and to determine materials to be distributed to the board of directors. Accordingly, the chairman has substantial ability to shape the work of the board of directors.

The positions of chief executive officer and chairman of our Board are held by different persons. The chairman of our Board, Mr. Spoor, chairs director and stockholder meetings and participates in preparing their agendas. Dr. Bronsther serves as a focal point for communication between management and the Board between board meetings, although there is no restriction on communication between directors and management. Dr. Bronsther serves as our chief executive officer as well as a member of our Board. We believe that these arrangements afford the other members of our Board sufficient resources to supervise management effectively, without being overly engaged in day-to-day operations

There is no lead independent director for our Board, but we believe that our current leadership structure is appropriate, as the majority of our Board is composed of independent directors and each committee of our Board is chaired by an independent director. The Board considers all of its members equally responsible and accountable for oversight and guidance of its activities.

Board Committees

Effective as of October 24, 2012, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee. Johan M. (Thijs) Spoor, Patrick T. Mooney, M.D. and David N. Siegel, each independent directors, will serve on each committee.  Mr. Spoor will serve as the Chairman of the Audit Committee and the Nominating and Corporate Governance Committee and Dr. Mooney will serve as Chairman of the Compensation Committee.

The Board determined that Mr. Spoor possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 5605(c)(2)(A) of the Marketplace Rules of The Nasdaq Stock Market LLC and that he is an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

Board Practices

Our business and affairs are managed under the direction of our Board. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our management.

Policy Regarding Board Attendance

Our directors are expected to attend meetings of the Board as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Shareholder Communications

We have a process for shareholders who wish to communicate with our board of directors. Shareholders who wish to communicate with the board may write to it at our address given above. These communications will be reviewed by one or more of our employees designated by the board, who will determine whether they should be presented to the board. The purpose of this screening is to allow the board to avoid having to consider irrelevant or inappropriate communications.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended February 28, 2013, all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Nominees to the Board of Directors

The Board will consider director candidates recommended by security holders. Potential nominees to the Board are required to have such experience in business or financial matters as would make such nominee an asset to the Board and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Board at the following address: Johan M. (Thijs) Spoor, Chairman of the Board of Directors, MetaStat, Inc., 8 Hillside Avenue, Suite 207, Montclair, New Jersey 07042. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Board, and/or any other method the Board deems appropriate, which may, but need not, include a questionnaire. The Board may solicit or receive information concerning potential nominees from any source it deems appropriate. The Board need not engage in an evaluation process unless (i) there is a vacancy on the Board, (ii) a director is not standing for re-election, or (iii) the Board does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Board may retain search firms to assist in identifying suitable director candidates.

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

Summary Compensation Table
Name and Principal Position	Fiscal Year Ended February, 28	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Dr. Oscar L. Bronsther, CEO and Chief Medical Officer	2013	40,000	-	-	-	-	-
	2012	-	-	-	-	-	-

Warren C. Lau, CFO and President	2013	178,125	21,769	-	-	-	199,894
	2012	151,355	55,474	-	-	-	206,829

Harvey Judkowitz, CEO and CFO(1)(2)	2013	-	-	-	-	-	-
	2012	5,000	-	-	-	-	5,000
_________
(1) Resigned as of February 27, 2012.
(2) We have accrued an annual salary of $5,000 for US GAAP reporting purposes.

Employment Agreements with Executive Officers

Employment Agreement with Dr. Oscar Bronsther

Effective as of May 27, 2013, we entered into an employment agreement with Oscar L. Bronsther, M.D., F.A.C.S., to serve as our chief executive officer and chief medical officer. The employment agreement with Dr. Bronsther provides for a base salary of $175,000 and an annual milestone bonus upon the attainment of certain financial, clinical development and/or business milestones to be established annually by our board of directors or compensation committee. The employment agreement is terminable by either party at any time. In the event of termination by us without cause or by Dr. Bronsther for good reason not in connection with a change of control, as those terms are defined in the agreement, he is entitled to six months’ severance. In the event of termination by us without cause or by Dr. Bronsther for good reason in connection with a change of control, as those terms are defined in the agreement, he is entitled to twelve months’ severance. The employment agreement with Dr. Bronsther is attached to this Annual Report on Form 10-K as Exhibit 10.13 and is incorporated herein by reference.

Employment Agreement with Warren Lau

Effective as of May 27, 2013, we entered into an employment agreement with Warren C. Lau to serve as our president and chief financial officer. The employment agreement with Mr. Lau provides for a base salary of $175,000 and an annual milestone bonus upon the attainment of certain financial, clinical development and/or business milestones to be established annually by our board of directors or compensation committee. The term of the agreement is for an initial period of one year, provided the parties may mutually agree to renew the agreement for an additional one year period by providing written notice to the other party no later than thirty (30) days prior to the expiration of the initial one year term.  The employment agreement is terminable by either party at any time. In the event the agreement is not renewed beyond the initial one year term or is terminated by us without cause or by Mr. Lau for good reason not in connection with a change of control, as those terms are defined in the agreement, he is entitled to six months’ severance. In the event of termination by us without cause or by Mr. Lau for good reason in connection with a change of control, as those terms are defined in the agreement, he is entitled to twelve months’ severance. The employment agreement with Mar. Lau is attached to this Annual Report on Form 10-K as Exhibit 10.14 and is incorporated herein by reference.

Employment Agreement with Daniel H. Schneiderman

Effective as of May 27, 2013, we entered into an employment agreement with Daniel H. Schneiderman, to serve as our vice president of finance. The employment agreement with Mr. Schneiderman provides for a base salary of $125,000 and an annual milestone bonus upon the attainment of certain financial, clinical development and/or business milestones to be established annually by our board of directors or compensation committee. The employment agreement is terminable by either party at any time. In the event of termination by us without cause or by Mr. Schneiderman for good reason not in connection with a change of control, as those terms are defined in the agreement, he is entitled to six months’ severance. In the event of termination by us without cause or by Mr. Schneiderman for good reason in connection with a change of control, as those terms are defined in the agreement, he is entitled to twelve months’ severance. The employment agreement with Mr. Schneiderman is attached to this Annual Report on Form 10-K as Exhibit 10.15 and is incorporated herein by reference.

Director Compensation

Currently, our directors serve without compensation.

Employee Benefits Plans

Pension Benefits

We do not sponsor any qualified or non-qualified pension benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Severance Arrangements

The employment agreements with each of Dr. Oscar Bronsther, Warren C. Lau and Daniel H. Schneiderman provide that in the event of termination by us without cause or by the executives for good reason not in connection with a change of control, as those terms are defined in the agreement, such executives are entitled to six months’ severance. In the event of termination by us without cause or by the executives for good reason in connection with a change of control, as those terms are defined in the agreement, such executives are entitled to twelve months’ severance.

Outstanding Equity Awards At February 28, 2013

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of February 28, 2013.

	Option Awards					Stock Awards
	Equity Incentive Plan Awards:					Equity Incentive Plan Awards:
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($) (1)	Number of unearned shares that have not vested (#)	Market or payout value of unearned shares that have not vested ($) (1)
Dr. Oscar L. Bronsther	165,000	-	-	$0.68	1/5/2022	-	-	-	-

Warren C.
Lau	275,000	-	-	$0.68	1/5/2022	-	-	-	-

Harvey
Judkowitz	-	-	-	-	-	-	-	-	-

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 28, 2013 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the address of each stockholder listed below is 8 Hillside Avenue, Suite 207, Montclair, New Jersey 07042.

We had 21,469,431 shares of common stock outstanding as of May 28, 2013.

Names and Addresses of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Oscar Bronsther, M.D., F.A.C.S, Chief Executive Officer, Chief Medical Officer and Director (3)	749,003	3.4%

Warren C. Lau, President, Chief Financial Officer and Director (4)	1,205,000	5.5%

Daniel H. Schneiderman, Vice President of Finance and Comptroller (5)	484,500	2.2%

David M. Epstein, Ph.D., Head of Drug Development and Director (6)	100,000	*

Johan M. (Thijs) Spoor, Chairman of the Board of Directors (7)	222,003	1.0%

David N. Siegel, Director (8)	913,903	4.2%

Patrick T. Mooney, M.D., Director (9)	100,000	*

Albert Einstein College of Medicine of Yeshiva University, a Division of Yeshiva University (10)	1,150,242	5.4%

MKM Opportunity Master Fund, Ltd. (11)	2,176,000	9.8%

Matthew Balk (12)	1,981,000	9.1%

Jason Adelman (13)	1,408,003	6.5%

All Directors and Officers as a Group (7 Persons)	1,820,406	8.4%
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

(2) Based on 21,469,431 shares of common stock outstanding on May 28, 2013.
(3)
Consists of (i) 265,000 shares of common stock underlying options, (ii) 476,668 shares of common stock held by Marsha Bronsther, Dr. Bronsther’s wife and (iii) 7,335 shares of common stock underlying warrants held by Marsha Bronsther.

(4) Consists of (i) 880,000 shares of common stock, and (ii) 325,000 shares of common stock underlying options.
(5) Consists of (i) 357,500 shares of common stock, (ii) 22,000 shares of common stock underlying warrants, and (iii) 105,000 shares of common stock underlying options.
(6)	Consists of (i) 100,000 shares of common stock.
(7)
Consists of (i) 14,668 shares of common stock, (ii) 7,335 shares of common stock underlying warrants and (iii) 50,000 restricted shares of common stock issued pursuant to the 2012 Plan that vest and become transferable upon the listing of the common stock on a national securities exchange on or before May 21, 2022, and (iv) 150,000 restricted shares of common stock issued pursuant to the 2012 Plan that vest and become transferable upon the earlier of a change in control or upon us achieving $5,000,000 in gross sales from one or more of our products on or before April 5, 2023.

(8)
Consists of (i) 727,500 shares of common stock, (ii) 54,268 shares of common stock held by the David N. Siegel Revocable Trust dated April 7, 2010, (iii) 105,000 shares of common stock underlying options and (iv) 27,135 shares of common stock underlying warrants held by the David N. Siegel Revocable Trust dated April 7, 2010.

(9)
Consists of (i) 50,000 shares of common stock underlying options and (ii) 50,000 restricted shares of common stock issued pursuant to the 2012 Plan that vest and become transferable upon the listing of the common stock on a national securities exchange on or before May 21, 2022.

(10)
Consists of 1,150,242 shares of common stock.  J. Michael Gower, Vice President for Business Affairs and Chief Financial Officer of Yeshiva University, is the natural person who exercises voting and investment control over our securities owned by Albert Einstein College of Medicine of Yeshiva University, a Division of Yeshiva University.  The address of the stockholder is c/o Office of Biotechnology, Albert Einstein College of Medicine of Yeshiva University, 1300 Morris Park Avenue, Bronx, NY 10461, Attn: Director.

(11)
Consists of (i) 1,533,998 shares of common stock; and (ii) 642,002 shares underlying warrants owned by MKM Opportunity Master Fund, Ltd (“MKM Opportunity”). Does not include (i) 173,250 shares of common stock held by David and Margaret Skriloff Irrev. Des. Trust FBO Olivia Skriloff; and (ii) 173,250 shares of common stock held by David and Margaret Skriloff Irrev. Des. Trust FBO Samuel Skriloff.  David Skrillof does not exercise voting and investment control over securities held by David and Margaret Skriloff Irrev. Des. Trust FBO Olivia Skriloff and David and Margaret Skriloff Irrev. Des. Trust FBO Samuel Skriloff.

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

(12)	Consists of (i) 265,000 shares of common stock underlying options, (ii) 1,573,000 shares of common stock, and (iii) 143,000 shares of common stock underlying warrants.
(13)
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

Director Independence

Four of our directors, Johan M. (Thijs) Spoor, David N. Siegel, Dr. Patrick T. Mooney, and David M. Epstein Ph.D. have been determined to be independent as defined by NASDAQ Listing Rule 5605(a)(2) of The NASDAQ Stock Market, LLC and Section 10A(m)(3) of the Exchange Act. No transactions, relationships or arrangements were considered by the board of directors in determining that these directors were independent. All of the members of our audit committee, compensation committee and nominating and corporate governance committee are independent.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective as of March 20, 2013, we formally engaged MaloneBailey LLP as our principal independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ended February 28, 2013, replacing RBSM LLP.

Public Accounting Fees

MaloneBailey LLP

The following chart sets forth public accounting fees in connection with services rendered by MaloneBailey LLP during the year ended February 29, 2012 and February 28, 2013, respectively.

MaloneBailey LLP	Fiscal Year Ended February 29, 2012	Fiscal Year Ended February 28, 2013

Audit Fees	$30,175	$62,920
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

RBSM LLP

The following chart sets forth public accounting fees in connection with services rendered by RBSM LLP during the years ended February 29, 2012 and February 28, 2013:

RBSM LLP	Fiscal Year Ended February 29, 2012	Fiscal Year Ended February 28, 2013

Audit Fees	$4,500	$-
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Share Exchange Agreement dated February 27, 2012. (1)
3.1	Articles of Incorporation of MetaStat, Inc., as amended. (2)
3.2	By-laws. (2)
4.1	Form of Investor Warrant dated February 27, 2012. (2)
4.2	Form of Warrant issued to certain affiliates dated February 27, 2012. (2)
4.3	Form of Investor Warrant dated May 1, 2012. (3)
4.4	Form of Convertible Promissory Note. (4)
4.5	Form of Warrant issued to holders of convertible promissory notes. (4)
10.1	Form of Securities Purchase Agreement dated February 27, 2012. (1)
10.2	Form of Registration Rights Agreement dated February 27, 2012. (2)
10.3	License Agreement with Einstein, M.I.T., Cornell and IFO-Regina dated August 26, 2010. (1)
10.4*	Amended and Restated 2012 Omnibus Securities and Incentive Plan.
10.5	Form of Consultant Non-Qualified Stock Option Agreement. (2)
10.6	Form of Employee Non-Qualified Stock Option Agreement. (2)
10.7	Form of Securities Purchase Agreement dated May 1, 2012. (3)
10.8	Form of Registration Rights Agreement dated May 1, 2012. (3)
10.9	Sponsored Research Agreement with Albert Einstein College of Medicine of Yeshiva University and Cornell University, dated April 2011. (1)
10.10	“Second” License Agreement with Albert Einstein College of Medicine of Yeshiva University effective March 2012. (1)
10.11	“Third” License Agreement with Albert Einstein College of Medicine of Yeshiva University effective March 2012. (1)
10.12	Form of Convertible Note and Warrant Purchase Agreement. (4)
10.13*	Employment Agreement of Oscar Bronsther dated May 27, 2013.
10.14*	Employment Agreement of Warren Lau dated May 27, 2013.
10.15*	Employment Agreement of Daniel Schneiderman dated May 27, 2013.
14.1	Code of Ethics. (5)
21.1	Subsidiaries of the Registrant. (6)
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
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

(1) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 13, 2012.
(2) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012.
(3) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 7, 2012.
(4) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 1, 2013.
(5) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on November 13, 2012.
(6) Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on June 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

METASTAT, INC.

May 28, 2013	By:	/s/ Oscar L. Bronsther
Oscar L. Bronsther M.D., F.A.C.S., Chief Executive Officer and Chief Medical Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Oscar L. Bronsther	Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)	May 28, 2013
Oscar L. Bronsther M.D., F.A.C.S.

/s/ Warren C. Lau	President, Chief Financial Officer and Director	May 28, 2013
Warren C. Lau	(Principal Accounting Officer)

/s/ Johan M. "Thijs" Spoor	Chairman of the Board of Directors	May 28, 2013
Johan M. "Thijs" Spoor

/s/ David N. Siegel	Director	May 28, 2013
David N. Siegel

/s/ Patrick T. Mooney	Director	May 28, 2013
Patrick T. Mooney

/s/ David M. Epstein	Director	May 28, 2013
David M. Epstein, Ph.D.

Exhibit Index

Exhibit No.	Description
2.1	Share Exchange Agreement dated February 27, 2012. (1)
3.1	Articles of Incorporation of MetaStat, Inc., as amended. (2)
3.2	By-laws. (2)
4.1	Form of Investor Warrant dated February 27, 2012. (2)
4.2	Form of Warrant issued to certain affiliates dated February 27, 2012. (2)
4.3	Form of Investor Warrant dated May 1, 2012. (3)
4.4	Form of Convertible Promissory Note. (4)
4.5	Form of Warrant issued to holders of convertible promissory notes. (4)
10.1	Form of Securities Purchase Agreement dated February 27, 2012. (1)
10.2	Form of Registration Rights Agreement dated February 27, 2012. (2)
10.3	License Agreement with Einstein, M.I.T., Cornell and IFO-Regina dated August 26, 2010. (1)
10.4*	Amended and Restated 2012 Omnibus Securities and Incentive Plan.
10.5	Form of Consultant Non-Qualified Stock Option Agreement. (2)
10.6	Form of Employee Non-Qualified Stock Option Agreement. (2)
10.7	Form of Securities Purchase Agreement dated May 1, 2012. (3)
10.8	Form of Registration Rights Agreement dated May 1, 2012. (3)
10.9	Sponsored Research Agreement with Albert Einstein College of Medicine of Yeshiva University and Cornell University, dated April 2011. (1)
10.10	“Second” License Agreement with Albert Einstein College of Medicine of Yeshiva University effective March 2012. (1)
10.11	“Third” License Agreement with Albert Einstein College of Medicine of Yeshiva University effective March 2012. (1)
10.12	Form of Convertible Note and Warrant Purchase Agreement. (4)
10.13*	Employment Agreement of Oscar Bronsther dated May 27, 2013.
10.14*	Employment Agreement of Warren Lau dated May 27, 2013.
10.15*	Employment Agreement of Daniel Schneiderman dated May 27, 2013.
14.1	Code of Ethics. (5)
21.1	Subsidiaries of the Registrant. (6)
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
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

(1) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 13, 2012.
(2) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012.
(3) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 7, 2012.
(4) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 1, 2013.
(5) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on November 13, 2012.
(6) Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on June 13, 2012.

METASTAT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Metastat, Inc.
(a development stage company)
Montclair, New Jersey

We have audited the accompanying consolidated balance sheets of Metastat, Inc. (a development stage company) (the “Company”) as of February 28, 2013 and February 29, 2012, and the related consolidated statements of expenses, stockholders’ equity  and cash flows for each of the years then ended and the period from July 22, 2009 (inception) through February 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for each of the years the ended and the period from July 22, 2009 (inception) through February 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this mater are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

May 28, 2013

METASTAT INC.
(A Development Stage Company)
Balance Sheets

	February 28	February 29
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$969,188	$878,340
Subscription receivable	-	865,000

Total Current Assets	969,188	1,743,340

PROPERTY AND EQUIPMENT
EQUIPMENT (net of accumulated depreciation of $12,396
and $1,271, respectively)	53,326	19,208

TOTAL ASSETS	$1,022,514	$1,762,548

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable	$168,005	$291,859
Convertible debentures - net of discount of $71,543	716,957	-
Accrued interest payable	1,940	-

TOTAL LIABILITIES	886,902	291,859

STOCKHOLDERS' EQUITY

Preferred stock (50,000,000 shares authorized; none shares issued and outstanding respectively)	-	-
Common stock (Common Stock, $0.0001 par value; 150,000,000 shares authorized; 20,954,418 and 20,074,422 shares issued and outstanding respectively)	2,106	2,008
Paid-in-capital	5,495,985	4,310,581
Accumulated deficit as a development stage company	(5,362,479)	(2,841,900)
Total Equity	135,612	1,470,689

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,022,514	$1,762,548

The accompanying notes are an integral part of these financial statements

METASTAT INC.
(A Development Stage Company)
Statement of Expenses

			Period from Inception (July 22, 2009)
	Year ended	Year ended	to November
	February 28, 2013	February 29, 2012	30, 2012

Revenue
Interest income	596	-	618
Total Revenue	596	-	618

OPERATING EXPENSES
General & administrative	$1,757,793	$737,113	$2,665,184
Research & development	516,798	854,550	1,541,203
Depreciation	11,125	943	12,396
Warrant Expense	230,189	149,999	380,188
Accretion of debt discount	1,500	-	1,500
Stock-based compensation	5,270	684,049	764,104

Total Operating Expenses	2,521,175	2,426,654	5,363,075

NET LOSS	$(2,520,579)	$(2,426,654)	$(5,362,457)

Net loss per share, basic and diluted	(0.12)	(0.15)

Weighted average of shares outstanding	20,882,199	16,190,838

The accompanying notes are an integral part of these financial statements

METASTAT INC.
(A Development Stage Company)
Statement of Stockholders' Equity
From inception July 22, 2009 through February 28, 2013
	Common Stock
				Paid-in	Accumulated	Total
	Shares		Amount	Capital	Deficit	Equity

Balance at inception July 22, 2009	-		$-	$-	$-	$-

Issue common stock to founders for cash at $.0001 per share	1,100,000		110	(100)	-	10

Sale of common stock for cash at $.0018 per share	660,000		66	1,134	-	1,200

Sale of common stock for cash at $.023 per share	3,410,000		341	77,159	-	77,500

Net loss for the period ended February 28, 2010	-		-		(52,071)	(52,071)

Balance at February 28, 2010	5,170,000		517	78,193	(52,071)	26,639

Issue common stock for services at $0.023 per share	3,290,570		329	74,457		74,786

Sale common stock for cash at $.023 per share	6,055,500	*	606	137,169		137,775

Sale of common stock for cash at $.45 per share	515,900		52	232,073		232,125

Sale of common stock for cash at $.68 per share	212,668		21	144,979		145,000

Net loss for the year ended February 28, 2011					(363,175)	(363,175)

Balance at February 28, 2011	15,244,638		$1,525	$666,871	$(415,246)	$253,150

Sale of common stock for cash at $.023 per share	80,069		8	1,563		1,571

Sale of common stock for cash at $.45 per share	103,004		10	47,060		47,070

Sale of common stock for cash at $.68 per share	2,781,539		278	1,896,226		1,896,504

Subscription receivable	865,000		87	864,913		865,000

Warrents expense	0		0	149,999		149,999

Stock option expense	0		0	611,250		611,250

Issued common stock for services at $0.45 per share	160,158		16	72,783		72,799

Recapitalization of PVSO shareholders	840,000		84	-84		-

Rounding	10					-

Net loss for the year ended February 29, 2012					(2,426,654)	(2,426,654)

Balance at February 29, 2012	20,074,418		$2,008	$4,310,581	$(2,841,900)	$1,470,689

Sale of common stock for cash at $1.00 per share	880,000		88	879,912		880,000

Shares issued for service	100,000		10	5,260	-	5,270

Warrants issued	-		-	228,689		228,689

Debt discount				71,543		71,543

Net loss for the year ended February 28, 2013	-		-	-	(2,520,579)	(2,520,579)

	21,054,418		$2,106	$5,495,985	$(5,362,479)	$135,612

The accompanying notes are an integral part of these financial statements

METASTAT INC.
(A Development Stage Company)
Statement of Cash Flows
	Year ended February 28, 2013	Year ended February 29, 2012	Period from Inception (July 22, 2009) to February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,520,579)	$(2,426,654)	$(5,362,479)
Adjustments to reconcile net loss to net cash used by operating activities
Shares issued for services	5,270	684,049	764,105
Depreciation	11,125	943	12,396
Warrant Expense	228,689	149,999	378,688
Accretion of debt discount	1,500	-	1,500
Changes in assets and liabilities
Accounts receivable	-	39,267	-
Accounts payable	(123,854)	260,535	168,005
Interest payable	1,940	-	1,940

NET CASH USED IN OPERATING ACTIVITIES	(2,395,909)	(1,291,861)	(4,035,845)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(45,243)	(17,200)	(65,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on convertible debentures	787,000		787,000
Proceeds from sale of common stock	880,000	1,945,145	3,418,755
Proceeds from subscriptions	865,000	-	865,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,532,000	1,945,145	5,070,755

NET INCREASE (DECREASE) IN CASH	90,848	636,084	969,188

Cash at the beginning of the year	878,340	242,256	-

Cash at the end of the year	$969,188	$878,340	$969,188

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS
Subscription receivable	$-	$865,000	$-
Recapitalization of PVSP shareholders	$-	$8	$8
Discount for warrants issued with debt	$71,543	$-	$71,543

The accompanying notes are an integral part of these financial statements

METASTAT INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2013 and February 29, 2012

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

The Company’s mission is to become an industry leader in the emerging field of personalized cancer therapy. The Company’s first product, projected to be commercially available as early as 2014, will be the first test that can advise a woman and her doctor the probability that her breast cancer will spread to other organs in her body. This distant spread, called systemic metastasis, is responsible for almost 90% of the fatalities in breast cancer. The Company has similar diagnostics in development for lung and prostate cancer. In addition, the Company is in discussions with potential development partners for the first therapeutic agent that can preemptively arrest the systemic spread of cancer.

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

METASTAT INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2013 and February 29, 2012

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 28, 2013, the Company has an accumulated deficit of $5,362,479. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of MetaStat, Inc. and its wholly-owned subsidiary, MetasStat BioMedical, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Property and equipment are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

METASTAT INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2013 and February 29, 2012

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

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs were $516,798 and $854,550 for the years ended February 28, 2013, and February 29, 2012, respectively.

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

METASTAT INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2013 and February 29, 2012

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

Pursuant to the License Agreement, we are also obligated to make the following royalties and payments to the Licensors:

•	Royalty payment of a specified percentage of net sales.
•	Royalty payment of minimum of a specified percentage of net sales in case MetaStat pays royalties to unaffiliated third parties for patent rights.
•	Issue 30% of MBM’s outstanding common stock to the Licensors calculated on a fully diluted, as converted basis. Accordingly, on August 26, 2010 MBM issued 3,290,570 common shares valued at $74,786.
•	Non-refundable license fee of $25,000 upon execution of License Agreement.
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

Anti-dilution Rights for Common Stock

Pursuant to the Subscription Agreement, the Company is obligated, for no additional consideration, to issue additional shares of common stock to the Licensors to ensure that (i) Albert Einstein College of Medicine’s and MIT’s ownership in MetaStat does not fall below 5% of our outstanding common stock (ii) IFO’s ownership in MetaStat does not fall below 3.33% of our outstanding common stock, and  (iii) Cornell’s ownership in MetaStat does not fall below 1.67% of our outstanding common stock until certain funding thresholds are reached by the Company. The Licensors were not required to pay additional consideration for these shares. We recorded the fair value of the additional shares of common stock issued under this provision as a consulting expense in the period they were earned. MBM issued 160,158 shares as a result of this antidilution right (see Note 5). The Company has met the funding target mentioned above and the anti-dilution rights under the Subscription Agreement have terminated.

As of February 27, 2012, the Subscription Agreement and the Stockholders Agreement have been terminated.

METASTAT INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2013 and February 29, 2012

Second License Agreement and Third License Agreement

Additionally, effective in March 2012, we entered into two additional license agreements with Einstein. The second license agreement with Einstein (the “Second License Agreement”) and the third license agreement with Einstein (the “Third License Agreement”) both cover pending patent applications, patent disclosures, cell lines and technology surrounding discoveries in the understanding of the underlying mechanisms of systemic metastasis in solid epithelial cancers. The Second License Agreement and the Third License Agreement both require certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under such agreements.

Pursuant to the Second License Agreement, we are also obligated to make the following royalties and payments to the Einstein:

•	Royalty payment of a specified percentage of net sales.
•	Royalty payment of minimum of a specified percentage of net sales in case MetaStat pays royalties to unaffiliated third parties for patent rights.
•	Non-refundable license fee of $15,000 upon execution of Second License Agreement.
•	License maintenance fee of $12,000 on each of the first and second anniversary of the Second License Agreement. The payment may be credited against royalties made during the twelve month period.
•
License maintenance fee of $30,000, on each of the third, and forth anniversary of the Second License Agreement and $50,000 on the fifth anniversary of the Second License Agreement and $75,000 on the sixth anniversary of the Second License Agreement, respectively. Each payment may be credited against royalties made during each such twelve month period.

•
License maintenance fee of $100,000 on the seventh and each subsequent anniversary of the Second License Agreement. Each payment may be credited against royalties made during each such twelve month period.

Pursuant to the Third License Agreement, we are also obligated to make the following royalties and payments to the Einstein:

•	Royalty payment of a specified percentage of net sales.
•	Royalty payment of minimum of a specified percentage of net sales in case MetaStat pays royalties to unaffiliated third parties for patent rights.
•	Non-refundable license fee of $15,000 upon execution of Third License Agreement.
•	License maintenance fee of $12,000 on each of the first and second anniversary of the Third License Agreement. The payment may be credited against royalties made during the twelve month period.
•
License maintenance fee of $30,000, on each of the third, and forth anniversary of the Third License Agreement and $50,000 on the fifth anniversary of the Third License Agreement and $75,000 on the sixth anniversary of the Third License Agreement, respectively. Each payment may be credited against royalties made during each such twelve month period.

•
License maintenance fee of $100,000 on the seventh and each subsequent anniversary of the Third License Agreement. Each payment may be credited against royalties made during each such twelve month period.

METASTAT INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2013 and February 29, 2012

Sponsored Research Agreement

On April 14, 2011 the Company entered into a Sponsored Research Agreement with Albert Einstein College of Medicine of Yeshiva University (AECOM) and Cornell University for and on behalf of its Joan and Sanford I. Weill Medical College (Cornell) for a 500 patient Large Population Validation study of its MetaSite Breast™. The purposes of the Large Population Validation study are to (i) study the association between TMEM or MetaSite count at initial diagnosis of invasive ductal carcinoma of the breast and risk of systemic metastasis, and (ii) identify a cut-point for TMEM or MetaSite count that differentiates best between those who develop systemic metastasis and those who do not, and to calculate the sensitivity and specificity of these cut-points.  In consideration for the study, we were required to pay $202,798 to Cornell and $514,756 to Einstein for an aggregate amount of $717,554. On September 12, 2012, we entered into a formal amendment to the Sponsored Research Agreement to expand the scope of the research to include a comparison of TMEM or MetaSite count with the IHFC4 score. The consideration for the study was amended to 169,513.76 to Cornell and $595,928.86 to Einstein in the aggregate. The Large Population Validation study was completed in January 2013 and all outstanding payments have been satisfied and connection with the Sponsored Research Agreement, as amended.

Note 4 – INCOME TAXES

MetaStat uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the fiscal years ended February 29, 2012, and February 28, 2013, MetaStat incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,171,701 at February 28, 2013, and will expire in the years 2029, 2030 and 2031.

As at February 28, 2013, and February 29, 2012, deferred tax assets consisted of the following:

	2013	2012
Net operating loss carryforwards	$4,219,686	$1,933,066

Deferred tax asset	$1,476,890	$676,573
Less: Valuation allowance	(1,476,890)	(676,573)
Net deferred tax asset	$-	$-

NOTE 5 – EQUITY

As referenced in Note 3, the MBM issued 3,290,570 shares of common stock for the partial compensation due to the Licensors pursuant to the License Agreement. The Company accounted for this as a research and development expense valued at $74,786.  During February 2012, MBM issued an aggregate of 160,158 shares of common stock to the Licensors in connection with the anti-dilution rights to maintain a certain ownership percentage in the Company. The shares were valued at $72,799.

During the year ended February 29, 2012, MBM sold 2,989,043 shares of common stock for total proceeds of $1,943,324.

On February 27, 2012, we entered into the Exchange Agreement with MBM by issuing 18,369,421 shares of our common stock in exchange for the MBM Shares. Immediately prior to the Share Exchange, we had 840,000 shares outstanding which have been recorded as recapitalization of shareholders on MetaStat’s books at par.

During the year ended February 29, 2012, we sold 865,000 shares of common stock for proceeds of $865,000, however, $865,000 was received subsequent to February 29, 2012 and we disclosed the balance as a subscription receivable on our balance sheet as of February 29, 2012.

METASTAT INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2013 and February 29, 2012

During the year ended February 28, 2013, the Company sold 880,000 shares of common stock for total proceeds of $880,000. Additionally, the Company issued 100,000 shares of restricted common stock to members of the board of directors for services for total expense of $5,270.

NOTE 6 – STOCK OPTIONS

During January 2012, the Company issued options to purchase 1,116,500 shares of common stock at $0.68 per share to its President, members of its scientific advisory board and clinical advisory board, and several consultants involved in the Company’s ongoing research related to cancer. All of the options except 220,000 vest immediately and expire on January 6, 2022. These options have a fair value of $611,250, as calculated using the Black-Scholes model. Assumption used in the Black-Scholes model included: (1) a discount rate of 1.98%; (2) an expected term of 10 years; (3) an expected volatility of 403%; and (4) zero expected dividends.

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 29, 2012	1,116,500	$0.68	$2,052,976	9.86
Granted
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at February 28, 2013	1,116,500	$0.68	$2,526,500	8.86

As of February 28, 2013, 1,116,500 options are exercisable at $0.68 per share with a weighted average life of 8.86 years.

NOTE 7 – WARRANTS

On November 14, 2011, MBM entered into consulting agreement with Burnham Hill Advisors LLC and warrants were issued to purchase 220,000 shares of common stock at $0.68 per share. The fair value of these warrants was determined to be $149,999, as calculated using the Black-Scholes model. Assumption used in the Black-Scholes model included: (1) a discount rate of 0.91%; (2) an expected term of 5 years; (3) an expected volatility of 403%; and (4) zero expected dividends.

On January 31, 2012, MBM granted 1,497,122 warrants together with shares of common stock issued on January 31, 2012 exercisable at $0.91 per share and expiring on January 31, 2017.  On February 27, 2012, the Company also granted 216,250 warrants together with shares of common stock exercisable at $1.40 per share and expiring on February 27, 2016.

Immediately prior to the Share Exchange, PVSO issued 350,000 warrants exercisable at $1.40 per share.

On October 4, 2012 we issued 150,000 warrants to a consultant exercisable at $1.50 per share.  The fair value of these warrants was determined to be $149,995, as calculated using the Black-Scholes model. Assumption used in the Black-Scholes model included: (1) a discount rate of 0.63%; (2) an expected term of 4 years; (3) an expected volatility of 420%; and (4) zero expected dividends.

METASTAT INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2013 and February 29, 2012

During the year ended February 28, 2013, we issued 220,000 warrants together with shares of common stock issued on May 1, 2012 exercisable at $1.40 per share and expiring on May 1, 2016. These warrants vest immediately.

During the year ended February 28, 2013, we issued 78,700 warrants together with convertible notes exercisable at $3.00 expiring between January and February 2017. The fair value of these warrants was determined to be $78,694, as calculated using the Black-Scholes model. Assumption used in the Black-Scholes model included: (1) a discount rate of 0.82%; (2) an expected term of 4 years; (3) an average expected volatility of 410%; and (4) zero expected dividends.

The following table summarizes common stock warrants issued and outstanding:
	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2011	-	$-	$-	-
Granted by MetaStat	1,933,372	0.94	4,953,038	3.80
Granted by PVSO	350,000	1.40	735,000	4.00
Outstanding at February 29, 2012	2,283,372	$1.01	$5,688,038	3.83
Granted by MetaStat	448,700	1.71	826,850	3.46
Outstanding at February 28, 2013	2,732,072	$1.13	$6,514,888	3.77

Warrants exercisable at February 28, 2013 are:

Exercise prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$0.68	220,000	3.71	220,000
$0.91	1,497,122	3.93	1,497,122
$1.40	786,250	3.49	216,250
$1.50	150,000	3.60	150,000
$3.00	78,700	3.97	78,700

NOTE 8 – CONVERTIBLE NOTES

Convertible promissory notes (the “Notes”) were issued during January and February 2013 with warrants in the principal amount of $787,000. Warrants are valued as a discount to convertible debt of $71,543 and can be converted into common stock within a four year period.  The Notes bear interest at the rate of 8% per annum, mature on December 31, 2013 and rank senior to the Company’s currently issued and outstanding indebtedness and equity securities.  Upon the closing by MetaStat of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $3,500,000 in the aggregate, the outstanding principal amount of the Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) shall automatically convert into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the Notes, the Noteholders shall have the right, at their option, to convert the Outstanding Balance into shares of Common Stock at a conversion price of $2.50 per share.

METASTAT INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2013 and February 29, 2012

NOTE 9 – SUBSEQUENT EVENTS

Convertible Notes

Between February 28, 2013 and May 28, 2013, we entered into separate convertible note and warrant purchase agreements with certain institutional and accredited investors for the issuance and sale in a private placement consisting of, in the aggregate: (a) $700,000 principal amount of Notes convertible into shares of our Common Stock, and (b) four-year warrants to purchase up to 70,000 shares of Common Stock at an exercise price of $3.00 per share, for aggregate gross proceeds of $700,000.  Warrants are valued at $70,000 and can be converted into common stock within a four year period.

The Notes bear interest at the rate of 8% per annum, mature on December 31, 2013 and rank senior to the Company’s currently issued and outstanding indebtedness and equity securities.  Upon the closing by MetaStat of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $3,500,000 in the aggregate, the outstanding principal amount of the Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) shall automatically convert into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the Notes, the Noteholders shall have the right, at their option, to convert the Outstanding Balance into shares of Common Stock at a conversion price of $2.50 per share.

From July 22, 2009 (inception) to May 28, 2013, we issued in the aggregate (a) $1,487,000 principal amount of Notes convertible into shares of our Common Stock, and (b) four-year warrants to purchase up to 148,700 shares of Common Stock at an exercise price of $3.00 per share, for aggregate gross proceeds of $1,487,000. Additionally, we paid Noble a cash fee of $12,496 and issued 6,248 five-year placement agent warrants exercisable for shares of Common Stock with an exercise price per share of $2.50.  The Company paid to Rockwell a cash fee of $4,464 and issued 2,232 five-year placement agent warrants exercisable for shares of Common Stock with an exercise price per share of $2.50.

April 2013 Issuances

On April 5, 2013, we issued the following securities pursuant to our Amended and Restated 2012 Omnibus Securities and Incentive Plan: (1) an aggregate of 300,000 options to purchase shares of our common stock to our executive officers and directors and 150,000 shares of restricted stock to one of our directors; (2) an aggregate of 423,500 options to purchase shares of our common stock and an aggregate of 153,013 shares of restricted stock to members of our Scientific Advisory Board and Clinical Advisory Board; and (3) 100,000 options to purchase shares of our common stock to an advisor.  The stock options provide for an exercise price per share of $3.25.

The stock options issued to our executive officers and directors vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014.  The restricted stock issued to one of our directors vests upon the earlier of a change in control or upon us achieving $5,000,000 in gross sales from one or more of our products.

Of the 423,500 stock options issued to members of our Scientific Advisory Board and Clinical Advisory Board, 181,500 of such stock options are immediately vested and 242,000 of such stock options vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014.  The restricted stock issued to members of our Scientific Advisory Board and Clinical Advisory Board vests upon (1) the listing of our shares of common stock on a national securities exchange and (2) the shares trade on a national securities exchange with a daily trading volume of at least 50,000 shares per day for 30 consecutive trading days.

METASTAT INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2013 and February 29, 2012
The issuances of the securities referred to above were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701.  The recipients of such securities were our employees, directors or bona fide consultants or advisors and received the securities under our Amended and Restated 2012 Omnibus Securities and Incentive Plan. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Appointment of David M. Epstein, Ph.D.

On April 12, 2013, we entered into an advisory agreement (the “Epstein Agreement”) with David Epstein, Ph.D. to serve as the Company’s Head of Drug Development / Director until terminated in accordance with the terms of the Epstein Agreement.  Effective on April 16, 2013 Dr. Epstein was appointed as a director of the Company.  Dr. Epstein shall devote up to 30 hours per month, or 360 hours per year, of business time to the performance of his duties under the Epstein Agreement. In exchange for such services, the Company has agreed to pay to Dr. Epstein fees of $250.00 per hour and issue to him 100,000 restricted shares of the Company’s common stock.  As such, we issued Dr. Epstein 100,000 shares in April 2013.  In addition, upon the achievement of each of the three milestones set forth in the Epstein Agreement, the Company shall issue an additional 200,000 restricted shares of common stock to Dr. Epstein, subject to his continued service with the Company.

Consulting Agreement

On April 18, 2013, we entered into an agreement with a consultant whereby we issued 12,000 shares of our common stock as partial consideration.

Employment Agreements with Executive Officers

Employment Agreement with Dr. Oscar Bronsther

Effective as of May 27, 2013, we entered into an employment agreement with Oscar L. Bronsther, M.D., F.A.C.S., to serve as our chief executive officer and chief medical officer. The employment agreement with Dr. Bronsther provides for a base salary of $175,000 and an annual milestone bonus upon the attainment of certain financial, clinical development and/or business milestones to be established annually by our board of directors or compensation committee. The employment agreement is terminable by either party at any time. In the event of termination by us without cause or by Dr. Bronsther for good reason not in connection with a change of control, as those terms are defined in the agreement, he is entitled to six months’ severance. In the event of termination by us without cause or by Dr. Bronsther for good reason in connection with a change of control, as those terms are defined in the agreement, he is entitled to twelve months’ severance. The employment agreement with Dr. Bronsther is attached to this Annual Report on Form 10-K as Exhibit 10.13 and is incorporated herein by reference.

Employment Agreement with Warren Lau

Effective as of May 27, 2013, we entered into an employment agreement with Warren C. Lau to serve as our president and chief financial officer. The employment agreement with Mr. Lau provides for a base salary of $175,000 and an annual milestone bonus upon the attainment of certain financial, clinical development and/or business milestones to be established annually by our board of directors or compensation committee. The term of the agreement is for an initial period of one year, provided the parties may mutually agree to renew the agreement for an additional one year period by providing written notice to the other party no later than thirty (30) days prior to the expiration of the initial one year term.  The employment agreement is terminable by either party at any time. In the event the agreement is not renewed beyond the initial one year term or is terminated by us without cause or by Mr. Lau for good reason not in connection with a change of control, as those terms are defined in the agreement, he is entitled to six months’ severance. In the event of termination by us without cause or by Mr. Lau for good reason in connection with a change of control, as those terms are defined in the agreement, he is entitled to twelve months’ severance. The employment agreement with Mar. Lau is attached to this Annual Report on Form 10-K as Exhibit 10.14 and is incorporated herein by reference.

Employment Agreement with Daniel H. Schneiderman

Effective as of May 27, 2013, we entered into an employment agreement with Daniel H. Schneiderman, to serve as our vice president of finance. The employment agreement with Mr. Schneiderman provides for a base salary of $125,000 and an annual milestone bonus upon the attainment of certain financial, clinical development and/or business milestones to be established annually by our board of directors or compensation committee. The employment agreement is terminable by either party at any time. In the event of termination by us without cause or by Mr. Schneiderman for good reason not in connection with a change of control, as those terms are defined in the agreement, he is entitled to six months’ severance. In the event of termination by us without cause or by Mr. Schneiderman for good reason in connection with a change of control, as those terms are defined in the agreement, he is entitled to twelve months’ severance. The employment agreement with Mr. Schneiderman is attached to this Annual Report on Form 10-K as Exhibit 10.15 and is incorporated herein by reference.