Form 10-Q
period 2013-05-31
MetaStat, Inc.
filed 2013-07-15
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of July 15, 2013, 21,469,431 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MetaStat Inc.
(A Development Stage Company)
Unaudited Consolidated Balance Sheets
	May 31	February 28
	2013	2013
ASSETS
CURRENT ASSETS
Cash	$934,817	$969,188
Prepaid Insurance	98,013	-

Total Current Assets	1,032,830	969,188

PROPERTY AND EQUIPMENT
EQUIPMENT (net of accumulated depreciation of $12,396 and $1,271, respectively)	51,133	53,326

TOTAL ASSETS	$1,083,963	$1,022,514

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Accounts payable and accrued liabilities	$103,983	$168,005
Short Term Nort Payable	73,177	-
Convertible debentures - net of discount of $441,415	1,045,585	716,957
Accrued interest payable	30,116	1,940

TOTAL LIABILITIES	1,252,861	886,902

STOCKHOLDERS' EQUITY

Preferred stock (10,000,000 shares authorized; none shares issued and outstanding respectively)	-	-
Common stock (Common stock, $0.0001 par value; 150,000,000 shares authorized; 21,469,435 and 21,054,418 shares issued and outstanding respectively)	2,147	2,106
Paid-in-capital	8,013,377	5,495,985
Accumulated deficit as a development stage company	(8,184,422)	(5,362,479)
Total Equity	(168,898)	135,612

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,083,963	$1,022,514

The accompanying notes are an integral part of the unaudited financial statements.

MetaStat Inc.
(A Development Stage Company)
Unaudited Consolidated Statements of Expenses
	Three Months	Three Months	Period from Inception (July 22, 2009)
	ended	ended	to
	May 31, 2013	May 31, 2012	May 31, 2013

Revenue
Interest income	$61	$232	$657
Total Revenue	61	232	657

OPERATING EXPENSES
General & administrative	565,103	332,858	3,230,287
Research & development	99,715	56,000	1,640,918
Depreciation	11,125	2,332	23,521
Accretion - discount	173,982	-	175,482
Warrant Expense	-	-	378,688
Stock-based compensation	1,972,079	-	2,736,183

Total Operating Expenses	2,822,004	391,190	8,185,079

NET LOSS	$(2,821,943)	$(390,958)	$(8,184,422)

Basic & Diluted Net Loss Per Share	$(0.13)	$(0.02)

Weighted shares outstanding	21,300,995	20,361,379

The accompanying notes are an integral part of the unaudited financial statements.

MetaStat Inc.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows
	Three Months	Three Months	Period from Inception (July
	ended	ended	22, 2009) to
	May 31, 2013	May 31, 2012	May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,821,943)	$(390,958)	$(8,184,422)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,334	2,332	15,730
Warrant expense	-	-	378,688
Option expense	648,087	-	648,087
Common stock issued for services	1,323,992	-	2,088,097
Accretion of discount	173,982	-	175,482
Changes in assets and liabilities
Prepaid Insurance	(98,013)	-	(98,013)
Accounts payable	(64,022)	(226,299)	103,983
Accrued interest	28,176	-	30,116

NET CASH USED IN OPERATING ACTIVITIES	(806,407)	(614,925)	(4,842,252)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for certificate of deposit	-	(250,088)	-
Purchase of fixed assets	(1,141)	(28,811)	(66,863)

NET CASH USED IN INVESTING ACTIVITIES	(1,141)	(278,899)	(66,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	855,000	3,418,755
Proceeds from subscription receivables	-	865,000	865,000
Borowings on short-term debt	73,177	-	73,177
Borowings on convertible debt	700,000	-	1,487,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	773,177	1,720,000	5,843,932

NET INCREASE (DECREASE) IN CASH	(34,371)	826,176	934,817

Cash at the beginning of the year	969,188	878,340	-

Cash at the end of the year	$934,817	$1,704,516	$934,817

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS
Subscription receivable	$-	$25,000	$865,000
Recapitalization of PVSO shareholders	$-	$-	$8
Debt discount	$545,354	$-	$616,897

The accompanying notes are an integral part of the unaudited financial statements.

METASTAT INC. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
May 31, 2013 and May 31, 2012
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

MetaStat, Inc. (“we,” “us,” “our,” the “Company,” or “MetaStat”) is a development stage life sciences company focused on developing and commercializing novel diagnostic technologies and therapeutics for the early and reliable prediction and treatment of systemic metastasis - cancer that spreads from a primary tumor through the bloodstream to other areas of the body. Systemic metastasis is responsible for ~90% of all solid tumor cancer related deaths and as such, we believe the more effective treatment of metastatic disease and/or the prevention of systemic metastasis is needed to improve patient outcomes.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MetasStat BioMedical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended February 28, 2013 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on May 28, 2013. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of May 31, 2013 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to current presentation.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2013, the Company has an accumulated deficit of $8,184,422. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – EQUITY

On April 5, 2013, the Company issued 303,013 shares of common stock to members of its members of its scientific advisory board and clinical advisory board vesting over a period of ten years or upon the listing of the Company on a national exchange. The Company valued the shares for a total fair value of $984,792 on the grant date and has amortized the expense each quarter based upon the vested portion. As of May 31, 2013, the Company has recognized $984,782 in stock compensation expense in connection with these shares.

On April 9, 2013, the Company issued 100,000 shares of common stock to an advisor and member of its Board of Directors for services. The Company valued the shares for a total fair value of $305,000 on the grant date and has amortized the expense each quarter based upon the vested portion. As of May 31, 2013, the Company has recognized $305,000 in stock compensation expense in connection with these shares.

On April 18, 2013, the Company issued 12,000 shares of common stock to a consultant for services. The Company valued the shares for a total fair value of $34,200 on the grant date and has amortized the expense each quarter based upon the vested portion. As of May 31, 2013, the Company has recognized $34,200 in stock compensation expense in connection with these shares.

NOTE 3 – STOCK OPTIONS

During the three months ended May 31, 2013, the Company issued options to purchase 823,500 shares of common stock at $3.25 per share to members of its management team, members of its Board of Directors, members of its scientific advisory board and clinical advisory board and a consultant. The options vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. These options have a total fair value of $2,592,349, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.72%; (2) an expected term of 10 years; (3) an expected volatility of 134%; and (4) zero expected dividends.  As of May 31, 2013, the Company recognized $648,087 in stock option expense.

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2013	1,116,500	$0.68	$2,526,500	8.61
Granted	823,500	$3.25	-	9.85
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at May 31, 2013	1,940,000	$1.77	$1,621,035	9.14

As of May 31, 2013, 896,500 options are exercisable at $0.68 per share with a weighted average life of 8.61 years and 823,500 options are exercisable at $3.25 with a weighted average life of 9.85 years.

NOTE 4 – WARRANTS

For the three months ended May 31, 2013, the Company issued 70,000 warrants in connection with the issuance of Convertible Promissory Notes referenced in Note 5 below. These warrants were issued between March 1, 2013 and May 14, 2013, are exercisable at $3.00 per share and expire between March 1, 2017 and May 14, 2017. These warrants vest immediately. The Company analyzed the transaction for derivative liability and determined it did not apply.

In connection with the issuance of the Convertible Promissory Notes, we issued placement agent warrants in an aggregate amount to purchase 8,480 shares of common stock.  These placement agent warrants are exercisable at $2.50 per share, have a term of 5 years and a cashless exercise feature and vest immediately. The fair value of these warrants was determined to be $25,498, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.75%; (2) an expected term of 5 years; (3) an expected volatility of 301%; and (4) zero expected dividends.

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2013	2,732,074	$1.12	$6,489,388	3.52
Granted	78,480	$2.95	-	3.89
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at May 31 2013	2,810,554	$1.18	$3,770,130	3.53

The following table summarizes common stock purchase warrants issued and outstanding:

Warrants exercisable at May 31, 2013 are:

Exercise		Weighted average	Exercisable number of
prices	Number of shares	remaining life (years)	shares
$0.68	220,000	3.46	220,000
$0.91	1,497,122	3.67	1,497,124
$1.40	786,250	3.24	786,250
$1.50	150,000	3.35	150,000
$2.50	8,480	4.77	8,480
$3.00	148,700	3.75	148,700

NOTE 5 – CONVERTIBLE NOTES

For the three months ended May 31, 2013, the Company issued convertible promissory notes (the “Convertible Notes”) with warrants in the aggregate principal amount of $700,000. As of May 31, 2013, we have $1,487,000 aggregate principal amount of Convertible Notes outstanding.  Warrants are valued as a discount to convertible debt of $545,354 and can be converted into common stock within a four year period.  For the three month ended May 31, 2013 $173,982 is recognized as accretion expensed . The Convertible Notes bear interest at the rate of 8% per annum, mature on December 31, 2013 and rank senior to the Company’s currently issued and outstanding indebtedness and equity securities.  Upon the closing by MetaStat of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $3,500,000 in the aggregate inclusive of the Convertible Notes, the outstanding principal amount of the Convertible Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) shall automatically convert into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the Convertible Notes, the Noteholders shall have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $2.50 per share. The Company analyzed the transaction for derivative liability and determined it did not apply.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” “the Company” and “MetaStat” refer to MetaStat, Inc. and its subsidiary. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2013. Readers are cautioned not to place undue reliance on these forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information appearing in our Annual Report on Form 10-K for the year ended February 28, 2013.

Business Overview

We are a development stage life sciences company that is focused on developing and commercializing novel diagnostic technologies and therapeutics for the early and reliable prediction and treatment of systemic metastasis - cancer that spreads from a primary tumor through the bloodstream to other areas of the body. Systemic metastasis is responsible for ~90% of all solid tumor cancer related deaths and as such, we believe the more effective treatment of metastatic disease and/or the prevention of systemic metastasis is needed to improve patient outcomes.

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

In January 2013, we completed a 500 patient study of the MetaSite Breast™ test. The data from this study has been analyzed and submitted for publication in a peer-reviewed journal. We anticipate establishing a laboratory that will be a clinical reference laboratory as defined under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). Based on CLIA certification, we anticipate commencing initial marketing of the MetaSite Breast™ test in 2014 followed by our MenaCalc™ diagnostic assay for breast cancer in 2015. We plan to initially market to a select number of physicians and cancer centers in a few select markets in the United States. We believe a subsequent increase in demand will result from the publication of further studies in one or more peer-reviewed scientific/medical journals and the presentation of study results at gatherings such as the ASCO meeting and the San Antonio Breast Cancer Symposium. However, any increased demand for our product is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained. Initially, we expect our reference laboratory will have the capacity to process up to 1,000 tests per quarter, and our current expansion plan contemplates that we will have capacity to process up to 15,000 tests per quarter by the end of calendar 2015.

We believe the key factors that will drive broader adoption of our function-based diagnostic assays will be acceptance by healthcare providers of their clinical benefits, demonstration of the cost-effectiveness of using our tests, expansion of our sales force and increased marketing efforts and expanded reimbursement by third-party payors. Reimbursement by third-party payors is essential to our commercial success. In general, clinical laboratory testing services, when covered, are paid under various methodologies, including prospective payment systems and fee schedules. Reimbursement from payors depends upon whether a service is covered under the patient’s policy and if payment practices for the service have been established. As a relatively new diagnostic test, we may be considered investigational by payors and not covered under current reimbursement policies. Until we reach agreement with an insurer on contract terms or establish a policy for payment of our function-based diagnostic tests, we expect to recognize revenue on a cash basis.

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

Since our inception, we have generated significant net losses. As of May 31, 2013, we had an accumulated deficit of $8,184,422. We incurred net losses of $2,821,943 and $390,958 in the quarter ended May 31, 2013 and May 31, 2012, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development both to develop additional tests for breast cancer and to develop products for other cancer indications, and to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

Going Concern

As of May 31, 2013, the Company had an accumulated deficit of $8,184,422.  The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through October 2013, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

Revenue Recognition

We have generated no revenues since our inception. Product revenues for our first product, the MetaSite Breast™ test, are expected to be generated from the projected commercial launch in 2014, and are expected to be recognized on a cash basis because we will have limited collection experience and a limited number of contracts.  In accordance with our policy, revenues for tests performed will be recognized on an accrual basis when the related costs are incurred, provided there is a contract or coverage policy in place and the following criteria are met:

●	persuasive evidence that an arrangement exists;

●	delivery has occurred or services rendered;

●	the fee is fixed and determinable; and

●	collectability is reasonably assured.

Determination of the last two criteria will be based on management’s judgment regarding the nature of the fee charged for products or services delivered and the collectability of those fees.

We expect to generally bill third-party payors for the MetaSite Breast™ test upon generation and delivery of a Metastasis Score report to the physician. Accordingly, we take assignment of benefits and the risk of collection with the third-party payor. We expect to bill the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. As a new test, the MetaSite Breast™ test may be considered investigational by payors and not covered under their reimbursement policies. Consequently, we expect to pursue case-by-case reimbursement where policies are not in place or payment history has not been established.

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

General and Administrative Expenses

General and administrative expenses from our inception through May 31, 2013 were $3,230,287. Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs and other professional and administrative costs.

Research and Development Expenses

Research and development expenses from our inception through May 31, 2013 were $1,640,918, and substantially all of these expenses were focused on the research and development of the MetaSite Breast™ test. During this time, the MetaSite Breast™ test was not the only product under development. Research and development expenses also represent costs incurred to develop our MenaCalc™ platform of diagnostic assays in breast, lung, and prostate cancers and initial research on our MenaBloc™ therapeutic platform.

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

Selling and Marketing Expenses

Our selling and marketing expenses that we expect to incur coincident with the launch of the MetaSite Breast™ test will consist primarily of personnel costs and education and promotional expenses. We expect these expenses will include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our technologies, how our MetaSite Breast™ test was developed and validated and the value of the quantitative information that the MetaSite Breast™ test provides. Selling and marketing expenses will also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of our scientific and economic publications related to the MetaSite Breast™ test. Sales and marketing expenses from our inception through May 31, 2013 were $0.

Results of Operations

Comparison of the Three Months Ended May 31, 2013 and May 31, 2012

Revenues.  There were no revenues for the three months ended May 31, 2013 and May 31, 2012, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

Cost of Product Revenues.  No cost of product revenues were recorded in the three months ended May 31, 2013 and May 31, 2012, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses.  General and administrative expenses totaled $565,103 for the three months ended May 31, 2013 as compared to $332,858 for the three months ended May 31, 2012. This represents an increase of $232,245 for the three months ended May 31, 2013 over the three months ended May 31, 2012. This increase was due in part to increases in costs for employee salaries, legal, including intellectual property, accounting and other professional costs.

Research and Development Expenses.  Research and development expenses were $99,715 for the three months ended May 31, 2013 as compared to $56,000 for the three months ended May 31, 2012. This represents an increase of $43,715 for the three months ended May 31, 2013 over the three months ended May 31, 2012.  This increase resulted primarily that payments for the analysis of the MetaSite Breast™ test and to further the development of the MenaCalc™ assay.

Selling and Marketing Expenses.  There were no selling and marketing expenses recorded for the three months ended May 31, 2013 and May 31, 2012, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

Accretion Expense. Warrant expenses were $173,982 for the three months ended May 31, 2013 as compared to $0 for the three months ended May 31, 2012.

Stock-based Compensation.  Stock-based compensation was $1,972,079 for the three months ended May 31, 2013 as compared to $0 for the three months ended May 31, 2012.

Interest Income and Other Income/ Expense.  We recorded interest income of $61 during the three months ended May 31, 2013 and $232 during the three months ended May 31, 2012.

Interest Expense.  We made no interest payments on borrowings during the three months ended May 31, 2013 and May 31, 2012, respectively.

Net Loss.  As a result of the factors described above, we had a net loss of $2,821,943 for the three months ended May 31, 2013 as compared to $390,958 for the three months ended May 31, 2012.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of May 31, 2013, we had an accumulated deficit of $8,184,422.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and convertible promissory notes. Through May 31, 2013, we had received net proceeds of $4,283,755 through the sale of common stock to investors and $1,487,000 from the sale of convertible promissory notes.  As of May 31, 2013, we had cash and cash equivalents of $934,817 and net debt of $1,560,177.  As a result of the most recent sale of shares of common stock and convertible promissory notes through May 31, 2013, we have issued and outstanding warrants to purchase 2,810,552 shares of our common stock at a weighted average exercise price of $1.18, which will result in proceeds to us of approximately $3.3 million if all outstanding warrants are exercised.

Cash Flows

As of May 31, 2013, we had $934,817 in cash and cash equivalents, compared to $1,704,516 on May 31, 2012.

Net cash used in operating activities was $806,407 for the three months ended May 31, 2013 compared to $614,925 for the three months ended May 31, 2012. The increase in cash used of $191,482 was primarily due to employee salaries and professional fees.

Net cash used in investing activities was $1,141 for the three months ended May 31, 2013, compared to $278,889 for the three months ended May 31, 2012. This decrease of $277,748 was attributed to a decrease in cash paid for certificate of deposits and for the purchase of equipment. We expect amounts used in investing activities to increase in fiscal year 2013 and beyond as we grow our corporate operations, expand research and development activities and establish and add capacity in our commercial laboratory.

Net cash provided by financing activities during the three months ended May 31, 2013 was $773,177, compared to $1,720,000 for the three months ended May 31, 2012. Financing activities consisted primarily of the sale of convertible promissory notes and warrants for the three months ended May 31, 2013 and the sale our common stock and warrants for the three months ended May 31, 2012, respectively.

Contractual Obligations

As of May 31, 2013, we had the following contractual commitments:

	Payments Due by Period
					More
		Less than			than 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
License Agreement	$385	$30	$155	$200	$ (a)

Second License Agreement	$297	$12	$110	$175	(b)

Third License Agreement	$297	$12	$110	$175	(c)

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

License Agreement

The Company entered into a Patent and Technology License Agreement (the “License Agreement”) with the Albert Einstein College of Medicine of Yeshiva University, Massachusetts Institute of Technology, Cornell University, and the IFO-Regina Elena Cancer Institute (together the “Licensors”) during August 2010.  In conjunction with entering into the License Agreement, the Company also entered into a Stock Subscription Agreement (the “Subscription Agreement”) and a Stockholders Agreement (the “Stockholders Agreement”) with the Licensors, which included provisions such as participation rights in future financings, co-sale rights, and certain limited anti-dilution rights. The Subscription Agreement and Stockholders Agreement were terminated as of February 27, 2012.  The License Agreement grants the Company a world-wide exclusive license to materials and methods for use in the diagnosis and treatment of metastatic spread of solid tumor cancers.  In return, the Company has agreed to grant Company equity to the Licensors, to reimburse the Licensors patent expenses thus far incurred, to pay all future patent expenses, pay a royalty on any sales of product using licensed technology, as well as certain minimum royalties and milestone payments.

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

Second License Agreement and Third License Agreement

Additionally, effective in March 2012, the Company entered into two additional license agreements with the Albert Einstein College of Medicine of Yeshiva University (“Einstein”). The second license agreement with Einstein (the “Second License Agreement”) and the third license agreement with Einstein (the “Third License Agreement”) both cover pending patent applications, patent disclosures, cell lines and technology surrounding discoveries in the understanding of the underlying mechanisms of systemic metastasis in solid epithelial cancers. The Second License Agreement and the Third License Agreement both require certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under such agreements.

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

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through October 2013, without raising additioanl capital. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the recent financing activities. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in reimbursement. We expect that we will receive limited payments for the MetaSite Breast™ test billings from the beginning of our marketing efforts into the foreseeable future. As reimbursement contracts with third-party payors are put into place, we expect an increase in the number and level of payments received for the MetaSite Breast ™ test billings.

We cannot be certain that any of our future efforts to develop future products will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result.

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

Until we can generate a sufficient amount of product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The issuance of equity securities may result in dilution to stockholders. We cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which could cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force the Company to go out of business.

Item 3.                 Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of May 31, 2013, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K, initially filed with the SEC on May 28, 2013, except for the following risk factor:

If the Company is unable to continue as a going concern, its securities will have little or no value.

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the years ended February 28, 2013 and 2012 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of May 31, 2013, the Company had an accumulated deficit of $6,681,563.  The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through October 2013, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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
*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed note filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METASTAT, INC.

Date: July 15, 2013	By:	/s/ Oscar L. Bronsther
Oscar L. Bronsther, M.D., F.A.C.S. Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed note filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.