Form 10-Q
period 2013-08-31
MetaStat, Inc.
filed 2013-10-15
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]    No  [X]

As of October 14, 2013, 21,469,431 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Consolidated Balance Sheets as of August 31, 2013

Unaudited Statements of Consolidated Expenses for the three months ended August 31, 2013 and August 31, 2012 and July 22, 2009 (inception) to August 31, 2013

Unaudited Statements of Consolidated Cash Flows for the six months ended August 31, 2013 and August 31, 2012 and July 22, 2009 (inception) to August 31, 2013

MetaStat, Inc.
(A Development Stage Company)
Unaudited Consolidated Balance Sheets

	August 31,	February 28,
	2013	2013

ASSETS

CURRENT ASSETS
Cash	$530,080	$969,188
Prepaid Insurance	73,309	-

Total Current Assets	603,389	969,188

PROPERTY AND EQUIPMENT
EQUIPMENT (net of accumulated depreciation of $19,200 and $1,271, respectively)	48,888	53,326

TOTAL ASSETS	$652,277	$1,022,514

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued liabilities	$72,060	$168,005
Short Term Note Payable	41,980	-
Convertible debentures - net of discount of $252,091 and $71,543 respectively	1,234,909	716,957
Accrued interest payable	64,429	1,940

TOTAL LIABILITIES	1,413,378	886,902

STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 150,000,000 shares authorized; 21,469,435 and 21,054,418 shares issued and outstanding respectively	2,147	2,106
Paid-in-capital	8,661,464	5,495,985
Accumulated deficit as a development stage company	(9,424,712)	(5,362,479)
Total Equity	(761,101)	135,612

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$652,277	$1,022,514

The accompanying notes are an integral part of the unaudited financial statements.

MetaStat, Inc.
(A Development Stage Company)
Unaudited Consolidated Statement of Expenses

	Three Months	Three Months	Six Months	Six Months	Period from Inception (July 22, 2009)
	ended	ended	ended	ended	to
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012	August 31, 2013

Revenue
Interest income	$-	$116	$61	$348	$657
Total Revenue	-	116	61	348	657

OPERATING EXPENSES
General & administrative	354,409	540,840	927,303	873,698	3,592,487
Research & development	45,000	277,517	144,715	333,517	1,685,918
Depreciation	3,470	3,081	6,804	5,413	19,200
Accretion - discount	189,324	-	363,306	-	364,806
Warrant Expense	-	-	-	-	378,688
Stock-based compensation	648,087	11,075	2,620,166	11,075	3,384,270

Total Operating Expenses	1,240,290	832,513	4,062,294	1,223,703	9,425,369

NET LOSS	$(1,240,290)	$(832,397)	$(4,062,233)	$(1,223,355)	$(9,424,712)

Basic & Diluted Net Loss Per Share	$(0.06)	$(0.04)	$(0.19)	$(0.06)

Weighted shares outstanding	21,300,995	21,053,335	21,300,995	20,707,357

The accompanying notes are an integral part of the unaudited financial statements.

MetaStat, Inc.
(A Development Stage Company)
Unaudited Consolidated Statement of Cash Flows

	Six Months ended August 31, 2013	Six Months ended August 31, 2012	Period from Inception (July 22, 2009) to August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,062,233)	$(1,223,355)	$(9,424,712)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	6,804	5,413	19,200
Warrant expense		-	378,688
Option expense	1,296,174	-	1,296,174
Common stock issued for services	1,323,992	11,075	2,088,097
Accretion of discount	363,306	-	364,806
Changes in assets and liabilities
Prepaid Insurance	(73,309)	-	(73,309)
Accounts payable	(95,945)	(131,750)	72,060
Accrued interest	62,489	-	64,429

NET CASH USED IN OPERATING ACTIVITIES	(1,178,722)	(1,338,617)	(5,214,567)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for certificate of deposit	-	(250,182)	-
Purchase of fixed assets	(2,366)	(38,812)	(68,088)

NET CASH USED IN INVESTING ACTIVITIES	(2,366)	(288,994)	(68,088)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	855,000	3,418,755
Proceeds from subscription receivables	-	865,000	865,000
Payments on short-term debt	(31,197)	-	(31,197)
Borrowings on short-term debt	73,177	-	73,177
Borrowings on convertible debentures	700,000	-	1,487,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	741,980	1,720,000	5,812,735

NET INCREASE (DECREASE) IN CASH	(439,108)	92,389	530,080

Cash at the beginning of the year	969,188	878,340	-

Cash at the end of the year	$530,080	$970,729	$530,080

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS
Recapitalization of PVSO shareholders	$-	$-	$8
Debt discount	$545,354	$-	$616,897

The accompanying notes are an integral part of the unaudited financial statements.

METASTAT INC. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
August 31, 2013 and August 31, 2012
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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MetasStat BioMedical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended February 28, 2013 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on May 28, 2013. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of August 31, 2013 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to current presentation.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2013, the Company has an accumulated deficit of $9,424,712. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2- EQUITY

On April 5, 2013, the Company issued 303,013 shares of common stock to members of its members of its scientific advisory board and clinical advisory board vesting over a period of ten years or upon the listing of the Company on a national exchange. The Company valued the shares for a total fair value of $984,792 on the grant date and has amortized the expense each quarter based upon the vested portion. As of August 31, 2013, the Company has recognized $984,782 in stock compensation expense in connection with these shares.

On April 9, 2013, the Company issued 100,000 shares of common stock to an advisor and member of its Board of Directors for services. The Company valued the shares for a total fair value of $305,000 on the grant date and has amortized the expense each quarter based upon the vested portion. As of August 31, 2013, the Company has recognized $305,000 in stock compensation expense in connection with these shares.

On April 18, 2013, the Company issued 12,000 shares of common stock to a consultant for services. The Company valued the shares for a total fair value of $34,200 on the grant date and has amortized the expense each quarter based upon the vested portion. As of August 31, 2013, the Company has recognized $34,200 in stock compensation expense in connection with these shares.

NOTE 3 – STOCK OPTIONS

During the six months ended August 31, 2013, the Company issued options to purchase 823,500 shares of common stock at $3.25 per share to members of its management team, members of its Board of Directors, members of its scientific advisory board and clinical advisory board and a consultant. The options vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. These options have a total fair value of $2,592,349, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.72%; (2) an expected term of 10 years; (3) an expected volatility of 134%; and (4) zero expected dividends.  As of August 31, 2013, the Company recognized $1,296,174 in stock option expense.

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2013	1,116,500	$0.68	$2,526,500	8.86
Granted	823,500	$3.25	-	9.85
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at August 31, 2013	1,940,000	$1.77	$993,485	8.88

As of August 31, 2013, 896,500 options are exercisable at $0.68 per share with a weighted average life of 8.36 years and 823,500 options are exercisable at $3.25 with a weighted average life of 9.60 years. Additionally, 220,000 options with an exercise price of $0.68 and a weighted average life of 8.36 years have yet to vest.

NOTE 4 – WARRANTS

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2013	2,732,074	$1.12	$6,489,388	3.52
Granted	78,480	2.95	-	3.89
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at August 31 2013	2,810,554	$1.18	$1,912,768	3.27

The following table summarizes common stock purchase warrants issued and outstanding:

Warrants exercisable at August 31, 2013 are:

Exercise		Weighted average	Exercisable number of
prices	Number of shares	remaining life (years)	shares
$0.68	220,000	3.21	220,000
$0.91	1,497,124	3.42	1,497,124
$1.40	786,250	2.99	786,250
$1.50	150,000	3.10	150,000
$2.50	8,480	4.52	8,480
$3.00	148,700	3.50	148,700

NOTE 5 – CONVERTIBLE NOTES

As of August 31, 2013, we have $1,487,000 aggregate principal amount of Convertible Promissory notes (the "Convertible Notes") outstanding.  Warrants are valued as a discount to convertible debt of $616,896 and can be converted into common stock within a four year period.  For the six  months ended August 31, 2013 $363,306 is recognized as accretion expensed. The Convertible Notes bear interest at the rate of 8% per annum, mature on December 31, 2013 and rank senior to the Company’s currently issued and outstanding indebtedness and equity securities.  Upon the closing by MetaStat of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $3,500,000 in the aggregate inclusive of the Convertible Notes, the outstanding principal amount of the Convertible Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) shall automatically convert into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the Convertible Notes, the Noteholders shall have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $2.50 per share. The Company analyzed the transaction for derivative liability and determined it did not apply.

NOTE 6 – SUBSEQUENT EVENTS

Lease Agreement

Effective as of September 1, 2013, the Company entered into an agreement of lease with Long Island High Technology Incubator, Inc. in connection with the Company’s new drug discovery research facility located in Stony Brook, New York. The term of the lease is for one year, from September 1, 2013 through August 31, 2014, and the rent payable thereunder is $28,000 per year, payable in monthly installments of $2,333.

Employment Agreements

On September 3, 2013, the Company entered into an employment agreement with Elizabeth Buck, Ph.D. to serve as the Company’s Chief Scientific Officer for Therapeutics until terminated in accordance with the terms of the agreement.  The employment agreement with Dr. Buck provides for an annual base salary of $175,000 and the issuance of 160,000 stock options, which options vest upon achieving certain milestones set forth in the agreement.  The employment agreement is terminable by either party at any time. In the event of termination by us without cause or by Dr. Buck for good reason not in connection with a change of control, as those terms are defined in the agreement, she is entitled to six months’ severance. In the event of termination by us without cause or by Dr. Buck for good reason in connection with a change of control, as those terms are defined in the agreement, she is entitled to twelve months’ severance.

The Company also entered into an employment agreement with Matthew O’Connor to serve as the Company’s Principal Scientist of Therapeutics, effective as of September 15, 2013, until terminated in accordance with the terms of the agreement.  The employment agreement with Mr. O’Connor provides for an annual base salary of $110,000 and the issuance of 30,000 stock options, which options vest upon achieving certain milestones set forth in the agreement.  The employment agreement is terminable by either party at any time. In the event of termination by us without cause or by Mr. O’Connor for good reason not in connection with a change of control, as those terms are defined in the agreement, he is entitled to three months’ severance. In the event of termination by us without cause or by Mr. O’Connor for good reason in connection with a change of control, as those terms are defined in the agreement, he is entitled to six months’ severance.

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

In January 2013, we completed a 500 patient study of the MetaSite Breast™ test. The data from this study has been analyzed and submitted for publication in a peer-reviewed journal. We anticipate establishing a laboratory that will be a clinical reference laboratory as defined under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). Based on CLIA certification, we anticipate commencing initial marketing of the MetaSite Breast™ test in 2015 followed by our MenaCalc™ diagnostic assay for breast cancer in 2016. We plan to initially market to a select number of physicians and cancer centers in a few select markets in the United States. We believe a subsequent increase in demand will result from the publication of further studies in one or more peer-reviewed scientific/medical journals and the presentation of study results at gatherings such as the ASCO meeting and the San Antonio Breast Cancer Symposium. However, any increased demand for our product is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained. Initially, we expect our reference laboratory will have the capacity to process up to 1,000 tests per quarter, and our current expansion plan contemplates that we will have capacity to process up to 15,000 tests per quarter by the end of calendar 2015.

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

Since our inception, we have generated significant net losses. As of August 31, 2013, we had an accumulated deficit of $9,424,712. We incurred net losses of $1,240,290 and $823,397 in the quarters ended August 31, 2013 and August 31, 2012, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development both to develop additional tests for breast cancer and to develop products for other cancer indications, and to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

Going Concern

As of August 31, 2013, the Company had an accumulated deficit of $9,424,712. The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through December 2013, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

Revenue Recognition

We have generated no revenues since our inception. Product revenues for our first product, the MetaSite Breast™ test, are expected to be generated from the projected commercial launch in 2015, and are expected to be recognized on a cash basis because we will have limited collection experience and a limited number of contracts.  In accordance with our policy, revenues for tests performed will be recognized on an accrual basis when the related costs are incurred, provided there is a contract or coverage policy in place and the following criteria are met:

●	persuasive evidence that an arrangement exists;

●	delivery has occurred or services rendered;

●	the fee is fixed and determinable; and

●	collectability is reasonably assured.

Determination of the last two criteria will be based on management’s judgment regarding the nature of the fee charged for products or services delivered and the collectability of those fees.

We expect to generally bill third-party payors for the MetaSite Breast™ test upon generation and delivery of a “Metastasis Score” report to the physician. Accordingly, we take assignment of benefits and the risk of collection with the third-party payor. We expect to bill the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. As a new test, the MetaSite Breast™ test may be considered investigational by payors and not covered under their reimbursement policies. Consequently, we expect to pursue case-by-case reimbursement where policies are not in place or payment history has not been established.

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

General and Administrative Expenses

General and administrative expenses from our inception through August 31, 2013 were $3,592,487. Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs and other professional and administrative costs.

Research and Development Expenses

Research and development expenses from our inception through August 31, 2013 were $1,685,918 and substantially all of these expenses were focused on the research and development of the MetaSite Breast™ test. During this time, the MetaSite Breast™ test was not the only product under development. Research and development expenses also represent costs incurred to develop our MenaCalc™ platform of diagnostic assays in breast, lung, and prostate cancers and initial research on our MenaBloc™ therapeutic platform.

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

Selling and Marketing Expenses

Our selling and marketing expenses that we expect to incur coincident with the launch of the MetaSite Breast™ test will consist primarily of personnel costs and education and promotional expenses. We expect these expenses will include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our technologies, how our MetaSite Breast™ test was developed and validated and the value of the quantitative information that the MetaSite Breast™ test provides. Selling and marketing expenses will also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of our scientific and economic publications related to the MetaSite Breast™ test. Sales and marketing expenses from our inception through August 31, 2013 were $0.

Results of Operations

Comparison of the Three Months Ended August 31, 2013 and August 31, 2012

Revenues.  There were no revenues for the three months ended August 31, 2013 and August 31, 2012, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

Cost of Product Revenues.  No cost of product revenues were recorded in the three months ended August 31, 2013 and August 31, 2012, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses.  General and administrative expenses totaled $354,409 for the three months ended August 31, 2013 as compared to $540,840 for the three months ended August 31, 2012. This represents a decrease of $186,431 for the three months ended August 31, 2013 over the three months ended August 31, 2012. This decrease was due in part to decreased costs for legal, including intellectual property, accounting and other professional costs.

Research and Development Expenses.  Research and development expenses were $45,000 for the three months ended August 31, 2013 as compared to $277,517 for the three months ended August 31, 2012. This represents a decrease of $232,517 for the three months ended August 31, 2013 over the three months ended August 31, 2012.  This decrease resulted primarily from the completion of the MetaSite Breast™ test study.

Selling and Marketing Expenses.  There were no selling and marketing expenses recorded for the three months ended August 31, 2013 and August 31, 2012, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

Accretion Expense. Warrant expenses were $189,324 for the three months ended August 31, 2013 as compared to $0 for the three months ended August 31, 2012.

Stock-based Compensation.  Stock-based compensation was $648,087 for the three months ended August 31, 2013 as compared to $11,075 for the three months ended August 31, 2012.

Interest Income and Other Income/ Expense.  We recorded interest income of $0 during the three months ended August 31, 2013 and $116 during the three months ended August 31, 2012.

Interest Expense.  We made no interest payments on borrowings during the three months ended August 31, 2013 and August 31, 2012, respectively.

Net Loss.  As a result of the factors described above, we had a net loss of $1,240,290 for the three months ended August 31, 2013 as compared to $832,397 for the three months ended August 31, 2012.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of August 31, 2013, we had an accumulated deficit of $9,424,712.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and convertible promissory notes. Through August 31, 2013, we had received net proceeds of $4,283,755 through the sale of common stock to investors and $1,487,000 from the sale of convertible promissory notes.  As of August 31, 2013, we had cash and cash equivalents of $530,080 and net debt of $1,234,909.  As a result of the most recent sale of shares of common stock and convertible promissory notes through August 31, 2013, we have issued and outstanding warrants to purchase 2,810,552 shares of our common stock at a weighted average exercise price of $1.18, which will result in proceeds to us of approximately $3.3 million if all outstanding warrants are exercised.

Cash Flows

As of August 31, 2013, we had $530,080 in cash and cash equivalents, compared to $969,188 on August 31, 2012.

Net cash used in operating activities was $1,178,722 for the six months ended August 31, 2013 compared to $1,338,617 for the six months ended August 31, 2012. The decrease in cash used of $159,895 was primarily due to a reduction in professional fees.

Net cash used in investing activities was $2,366 for the six months ended August 31, 2013, compared to $288,994 for the six months ended August 31, 2012. This decrease of $286,628 was attributed to a decrease in cash paid for certificate of deposits and for the purchase of equipment. We expect amounts used in investing activities to increase in fiscal year 2013 and beyond as we grow our corporate operations, expand research and development activities and establish and add capacity in our commercial laboratory.

Net cash provided by financing activities during the six months ended August 31, 2013 was $741,980, compared to $1,720,000 for the six months ended August 31, 2012. Financing activities consisted primarily of the sale of convertible promissory notes and warrants for the six months ended August 31, 2013 and the sale our common stock and warrants for the six months ended August 31, 2012, respectively.

Contractual Obligations

As of August 31, 2013, we had the following contractual commitments:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
License Agreement	$455	$30	$225	$200	$ (a)

Second License Agreement	$297	$12	$110	$175	(b)

Third License Agreement	$297	$12	$110	$175	(c)

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

Pursuant to the License Agreement, we are required to make a series of annual minimum royalty or “license maintenance” payments under the License Agreement beginning on the first anniversary date, or August 26, 2011.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year five. To date, we have satisfied the payments for 2011, 2012 and 2013 in the amount of $30,000, for each of such years. We are required to make additional payments of $30,000 in 2014, $50,000 in 2015, $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter.

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

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through December 2013, without raising additional capital. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the recent financing activities. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of August 31, 2013, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the years ended February 28, 2013 and February 29, 2012 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of August 31, 2013, the Company had an accumulated deficit of $9,424,712.  The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through December 2013, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

METASTAT, INC.

Date: October 15, 2013	By:	/s/ Oscar L. Bronsther
Oscar L. Bronsther, M.D., F.A.C.S. Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files