Form 10-Q
period 2013-11-30
MetaStat, Inc.
filed 2014-01-14
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013
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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ](Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

As of January 13, 2014, 21,561,898 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MetaStat, Inc.
(A Development Stage Company)
Unaudited Consolidated Balance Sheets
	November 30,	February 28,
	2013	2013
ASSETS

CURRENT ASSETS
Cash	$488,108	$969,188
Prepaid Insurance	42,654	-

Total Current Assets	530,762	969,188

PROPERTY AND EQUIPMENT
EQUIPMENT (net of accumulated depreciation of $28,710 and $1,271, respectively)	208,393	53,326

OTHER ASSETS
Refundable deposit	4,667	-

TOTAL ASSETS	$743,822	$1,022,514

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued liabilities	$240,896	$168,005
Short term note payable	10,536	-
Convertible debentures - net of discount of $139,879	1,847,121	716,957
Accrued interest payable	91,477	1,940

TOTAL LIABILITIES	2,190,030	886,902

STOCKHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 21,469,435 and 21,054,418 shares issued and outstanding, respectively	2,147	2,106
Paid-in-capital	9,393,529	5,495,985
Accumulated deficit as a development stage company	(10,841,884)	(5,362,479)
Total equity	(1,446,208)	135,612

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$743,822	$1,022,514

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MetaStat, Inc.
(A Development Stage Company)
Unaudited Consolidated Statement of Expenses

	Three Months	Three Months	Nine Months	Nine Months	Period from Inception (July 22, 2009)
	ended	ended	ended	ended	to
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012	November 30, 2013

Revenue
Interest income	$20	$94	$81	$442	$677
Total Revenue	20	94	81	442	677

OPERATING EXPENSES
General & administrative	479,116	364,110	1,406,419	1,237,808	4,071,603
Research & development	90,261	45,000	234,976	378,517	1,776,179
Depreciation	3,538	2,800	10,342	8,213	22,738
Accretion - discount	196,190	-	559,496	-	560,996
Warrant Expense	-	149,995	-	149,995	378,688
Stock-based compensation	648,087	(5,806)	3,268,253	5,259	4,032,357

Total Operating Expenses	1,417,192	556,099	5,479,486	1,779,792	10,842,561

NET LOSS	$(1,417,172)	$(556,005)	$(5,479,405)	$(1,779,350)	$(10,841,884)

Basic & Diluted Net Loss Per Share	$(0.07)	$(0.03)	$(0.26)	$(0.09)

Weighted shares outstanding	21,469,435	21,054,418	21,413,084	20,825,840

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MetaStat, Inc.
(A Development Stage Company)
Unaudited Consolidated Statement of Cash Flows

	Nine Months	Nine Months	Period from Inception (July 22, 2009) to November 30, 2013
	ended	ended
	November 30, 2013	November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,479,405)	$(1,779,350)	$(10,841,884)
Adjustments to reconcile net loss to net
cash used in operating activities:
Interest payable	89,537	-	91,477
Depreciation expense	10,342	8,213	22,738
Warrant expense	-	149,995	378,688
Option expense	1,944,261	-	1,944,261
Common stock issued for services	1,323,992	5,259	2,088,097
Accretion of discount	559,497		560,997
Changes in assets and liabilities:
Prepaid expenses and other current assets	(42,654)	-	(42,654)
Refundable deposit	(4,668)	-	(4,668)
Accounts payable	72,891	(250,034)	240,896

NET CASH USED IN OPERATING ACTIVITIES	(1,526,207)	(1,865,917)	(5,562,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(165,409)	(290,507)	(231,131)

NET CASH USED IN INVESTING ACTIVITIES	(165,409)	(290,507)	(229,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	880,000	3,418,755
Proceeds from subscription receivables	-	865,000	865,000
Payments on short-term debt	(62,641)	-	(62,641)
Borrowings on short-term debt	73,177	-	73,177
Borrowings on convertible debentures	1,200,000	-	1,987,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,210,536	1,745,000	6,281,291

NET INCREASE (DECREASE) IN CASH	(481,080)	(411,424)	488,108

Cash at the beginning of the year	969,188	878,340	-

Cash at the end of the year	$488,108	$466,916	$488,108

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS
Recapitalization of PVSO shareholders	$-	$-	$8
Debt discount	$629,332	$-	$700,875

The accompanying notes are an integral part of the unaudited consolidated financial statements.

METASTAT INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
November 30, 2013
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

MetaStat, Inc. (“we,” “us,” “our,” the “Company,” or “MetaStat”) is a development stage life sciences company focused on developing and commercializing novel diagnostic technologies and therapeutics for the early and reliable prediction and treatment of systemic metastasis - cancer that spreads from a primary tumor through the bloodstream to other areas of the body. Systemic metastasis is responsible for greater than 90% of all solid tumor cancer related deaths and as such, we believe more accurate risk stratification and effective treatment of metastatic disease and/or the prevention of systemic metastasis is needed to improve patient outcomes.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MetasStat BioMedical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended February 28, 2013 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on May 28, 2013. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of November 30, 2013 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to current presentation.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2013, the Company has an accumulated deficit of $10,841,884. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which would likely cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2- EQUITY

On April 5, 2013, the Company issued 303,013 shares of common stock to members of its scientific advisory board and clinical advisory board vesting over a period of ten years or upon the listing of the Company on a national exchange. The Company valued the shares for a total fair value of $984,792 on the grant date and has amortized the expense each quarter based upon the vested portion. As of November 30, 2013, the Company has recognized $984,792 in stock compensation expense in connection with these shares.

On April 9, 2013, the Company issued 100,000 shares of common stock to an advisor and member of its board of directors for services. The Company valued the shares for a total fair value of $305,000 on the grant date and has amortized the expense each quarter based upon the vested portion. As of November 30, 2013, the Company has recognized $305,000 in stock compensation expense in connection with these shares.

On April 18, 2013, the Company issued 12,000 shares of common stock to a consultant for services. The Company valued the shares for a total fair value of $34,200 on the grant date and has amortized the expense each quarter based upon the vested portion. As of November 30, 2013, the Company has recognized $34,200 in stock compensation expense in connection with these shares.

NOTE 3 – STOCK OPTIONS

During the nine months ended November 30, 2013, the Company issued options to purchase 823,500 shares of common stock at $3.25 per share to members of its management team, members of its board of directors, members of its scientific advisory board and clinical advisory board and a consultant. The options vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. These options have a total fair value of $2,592,349, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.72%; (2) an expected term of 10 years; (3) an expected volatility of 134%; and (4) zero expected dividends.  As of November 30, 2013, the Company recognized $1,944,261 in stock option expense.

The following table summarizes common stock options issued and outstanding:
	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2013	1,116,500	$0.68	$2,526,500	8.86
Granted	823,500	$3.25	-	9.35
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at November 30, 2013	1,940,000	$1.77	$733,500	8.63

As of November 30, 2013, 896,500 options are exercisable at $0.68 per share with a weighted average life of 8.11 years and 823,500 options are exercisable at $3.25 with a weighted average life of 9.35 years. Additionally, 220,000 options with an exercise price of $0.68 and a weighted average life of 8.11 years have yet to vest.

NOTE 4 – WARRANTS

The following table summarizes common stock purchase warrants issued and outstanding:
	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2013	2,732,074	$1.12	$6,489,388	3.52
Granted	161,813	2.51	-	3.68
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at November 30, 2013	2,893,887	$1.20	$1,143,289	3.05

The following table summarizes common stock purchase warrants issued and outstanding:

Warrants exercisable at November 30, 2013 are:

Exercise		Weighted average	Exercisable number of
prices	Number of shares	remaining life (years)	shares
$0.68	220,000	2.96	220,000
$0.91	1,497,124	3.17	1,497,124
$1.40	786,250	2.74	786,250
$1.50	150,000	2.85	150,000
$2.10	83,333	3.96	83,333
$2.50	8,480	4.27	8,480
$3.00	148,700	3.25	148,700

NOTE 5 – CONVERTIBLE NOTES

As of November 30, 2013, we had $1,487,000 aggregate principal amount of Convertible Notes outstanding due December 31, 2013 (the “2013 Notes”).  Warrants are valued as a discount to convertible debt of $616,896 and can be converted into common stock within a four year period.  For the nine months ended November 30, 2013, $553,102 is recognized as accretion expensed. The 2013 Notes bear interest at the rate of 8% per annum, mature on December 31, 2013 and rank senior to the Company’s currently issued and outstanding indebtedness and equity securities.  Upon the closing by us of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to us of at least $3,500,000 in the aggregate inclusive of the 2013 Notes, the outstanding principal amount of the 2013 Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) shall automatically convert into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the 2013 Notes, the noteholders shall have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $2.50 per share. The Company analyzed the transaction for derivative liability and determined it did not apply.

As of November 30, 2013, we had $500,000 aggregate principal amount of Convertible Notes outstanding due May 31, 2014 (the “2014 Notes”).  Warrants are valued as a discount to convertible debt of $83,978 and can be converted into common stock within a four year period.  For the nine months ended November 30, 2013 $6,394 is recognized as accretion expensed. The 2014 Notes bear interest at the rate of 8% per annum, mature on May 31, 2014 and rank pari passu to the 2013 Notes and senior to the Company’s currently issued and outstanding and equity securities.  Upon the closing by us of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to us of at least $3,500,000 in the aggregate inclusive of the 2013 Notes and the 2014 Notes, the outstanding principal amount of the 2014 Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) shall automatically convert into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the 2014 Notes, the noteholders shall have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $1.50 per share. The Company analyzed the transaction for derivative liability and determined it did not apply.

NOTE 6 – COMMITMENT

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

NOTE 7 – SUBSEQUENT EVENTS

License Agreements

On December 7, 2013, we entered into two separate worldwide exclusive license agreements with the Massachusetts Institute of Technology (“MIT”) and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology, Albert Einstein College of Medicine of Yeshiva University, a division of Yeshiva University (“Einstein”), and Montefiore Medical Center (“Montefiore” and, together with MIT and Einstein, the “Licensors”).  The diagnostic license agreement (the “Diagnostic License Agreement”) covers pending patent applications, patent disclosures, and technology surrounding discoveries of alternatively spliced mRNA and protein isoform markers for the diagnosis and prognosis of cancer through the epithelial to mesenchymal transition (“EMT”) in epithelial solid tumor cancers.  The therapeutic license agreement (the “Therapeutic License Agreement” and, together with the Diagnostic License Agreement, the “License Agreements”) covers pending patent applications, patent disclosures, and technology surrounding discoveries of alternatively spliced mRNA and protein isoform markers for the treatment and/or prevention of cancer through the EMT in epithelial solid tumor cancers. The License Agreements call for certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under the agreement. The intellectual property covered by the License Agreements includes International Patent Application number WO 2012/116248 A1 entitled “Alternatively Spliced mRNA Isoforms as Prognostic and Therapeutic Tools for Metastatic Breast Cancer and Other Invasive/Metastatic Cancers”, by Christopher B. Burge, Wu Albert Cheng, John Condeelis, Frank B. Gertler, Maja Oktay and Irina M. Sharpiro.

In accordance with the terms of the Diagnostic License Agreement, we paid a license signing fee of $15,000 in connection with entering into the Diagnostic License Agreement and in accordance with the terms of the Therapeutic License Agreement, we paid a license signing fee of $5,000 in connection with entering into the Therapeutic License Agreement.  Pursuant to the License Agreements, we are required to make a series of annual minimum royalty or “license maintenance” payments for each license beginning on January 1, 2015.  For a period of five years on each anniversary, we are required to make additional payments in amounts that gradually increase each year. The payments are $10,000 in 2015, $15,000 in 2016, $25,000 in 2017, $37,500 in 2018 and $50,000 in 2019.  We are required to make additional payments of $50,000 every year each license is in effect thereafter.  The license maintenance fee pursuant to the Therapeutic License Agreement shall not be due for as long as the Diagnostic License Agreement is in effect.  Additionally, these annual license maintenance payments will be credited to running royalties due on net sales earned in the same calendar year.

Stock Option Issuances

On December 16, 2013, the Company granted an aggregate of 740,000 non-qualified stock options to the Company’s employees and consultants pursuant to the terms set forth in the Company’s Amended and Restated 2012 Omnibus Securities Incentive Plan. The 740,000 granted options have an exercise price of $1.50 per share and expire on December 16, 2023. 100,000 options vest immediately and 640,000 options vest upon the Company achieving certain milestones, which to date, have not been achieved.

Warrant Issuance

On December 17, 2013, the Company entered into a consulting agreement whereby the Company issued to the consultant 17,500 common stock purchase warrants with a term of four years and an exercise price equal to $2.50 per share.

2013 Note Amendments

On December 31, 2013, the Company entered into certain amendments to its outstanding 2013 Notes with the holders of an aggregate of $1,387,000 principal amount of 2013 Notes (the “Amendments”), whereby the holders of the 2013 Notes extended the maturity date of the 2013 Notes to June 30, 2014 from December 31, 2013.   In consideration for entering into the Amendments, the Company (i) reduced the conversion price of the 2013 Notes to $1.50 per share from $2.50 per share, (ii) reduced the exercise price of an aggregate of 128,700 warrants issued in connection with the issuance of the 2013 Notes to $2.10 per share from $3.00 per share, (iii) issued an aggregate of 92,468 common stock purchase warrants with an exercise price of $2.10 per share and a term of four years, and (iv) issued an aggregate of 92,468 shares of the Company’s common stock.

Additionally, the Company has agreed to repay the principal amount of $100,000 plus accrued interest of 2013 Notes to a holder thereof.

Additional 2014 Notes

On January 14, 2014, the Company accepted subscriptions pursuant to separate Convertible Note and Warrant Purchase Agreements entered into with certain accredited investors identified therein for the issuance and sale in a private placement consisting of, in the aggregate: (a) $700,000 of convertible promissory notes (the “Additional 2014 Notes”) convertible into shares of the Company’s common stock and (b) four-year warrants to purchase up to 116,667 shares of common stock at an exercise price of $2.10 per share.

The Additional 2014 Notes bear interest at the rate of 8% per annum, mature on June 30, 2014 and rank pari passu to the Company’s issued and outstanding convertible promissory notes  and senior to the Company’s issued and outstanding equity securities.  Upon the closing by the Company of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $5,000,000 in the aggregate, and the Company, prior to or concurrent with the completion of the Qualified Financing (the “Qualified Financing Threshold Amount”), the outstanding principal amount of the Additional 2014 Notes, together with all accrued and unpaid interest thereunder (the “Outstanding Balance”), shall automatically convert into such securities, including warrants of the Company, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing). For purposes of determining whether the Qualified Financing Threshold Amount has been satisfied, such amount shall include (i) the Outstanding Balance of the Additional 2014 Notes (each pursuant to the formula stated above) then outstanding, and (ii) the outstanding principal amount of the 2013 Notes and 2014 Notes together with all accrued and unpaid interest thereunder (pursuant to the same formula as stated above and therein).  Following the issuance date of the Additional 2014 Notes, the lenders shall have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $1.50 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” “the Company” and “MetaStat” refer to MetaStat, Inc. and its subsidiary. References to the “SEC” refer to the United States Securities and Exchange Commission.

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

Business Overview

We are a development stage life sciences company that is focused on developing and commercializing novel diagnostic technologies and therapeutics for the early and reliable prediction and treatment of systemic metastasis - cancer that spreads from a primary tumor through the bloodstream to other areas of the body. Systemic metastasis is responsible for greater than 90% of all solid tumor cancer related deaths and as such, we believe more accurate risk stratification and effective treatment of metastatic disease and/or the prevention of systemic metastasis is needed to improve patient outcomes.

We are developing two function-based diagnostic product lines, MetaSite Breast™ and MenaCalc™, which are based on the identification and understanding of the pivotal role of the mena protein and its isoforms, a common pathway for the development of systemic metastatic disease in all epithelial-based solid tumors. The MetaSite Breast™ test measures the process of systemic metastasis and is intended for early stage breast cancer patients. MenaCalc™, a platform of diagnostic assays based on the measurement of the balance of the mena protein isoforms, is broadly applicable in solid epithelial-based cancers, including breast, prostate, lung and colorectal. Both our MetaSite Breast™ and MenaCalc™ diagnostics are designed to accurately predict the probability of systemic metastasis and to allow clinicians to better "customize" cancer treatment decisions by positively identifying patients with a high-risk of systemic metastasis who need aggressive therapy and by sparing patients with a low-risk of systemic metastasis from the harmful side effects and expense of chemotherapy.

Additionally, we are developing our MenaBloc™ therapeutic program that aims to build upon mena biology and alternative splicing events as a driver of disease progression to exploit novel targets that provide precision medicines in oncology.

Clinical studies of 585 patients in the aggregate for the MetaSite Breast™ test and 1,203 patients in the aggregate for the MenaCalc™ breast cancer test have successfully been completed to date.  In 2014, we plan to initiate additional clinical utility studies for both the MetaSite Breast™ and MenaCalc™ breast cancer tests.  We anticipate establishing a laboratory that will be a clinical reference laboratory as defined under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). Based on CLIA certification, we anticipate commencing initial marketing of the MetaSite Breast™ test in 2015 followed by our MenaCalc™ diagnostic assay for breast cancer by late 2015. We plan to initially market to a select number of physicians and cancer centers in targeted markets in the United States. We expect this will subsequently be followed by a national rollout. We believe a subsequent increase in demand will result from the publication of further studies in one or more peer-reviewed scientific/medical journals and the presentation of study results at gatherings such as the ASCO meeting and the San Antonio Breast Cancer Symposium. Initially, we expect our reference laboratory will have the capacity to process up to 1,000 tests per quarter, and our current expansion plan contemplates that we will have capacity to process up to 15,000 tests per quarter by the end of calendar 2015.

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

Upon commercialization of the MetaSite Breast™ test, we will begin working with third-party payors to establish reimbursement coverage policies. Where policies are not in place, we will pursue case-by-case reimbursement. We believe that as much as 20% of our future revenues may be derived from tests billed to Medicare. We will begin working with many payors, including Medicare, to establish policy-level reimbursement, which, if in place, will allow us to recognize revenues upon submitting an invoice. We do not expect to recognize the majority of revenues in this manner until calendar 2015 at the earliest.

Since our inception, we have generated significant net losses. As of November 30, 2013, we had an accumulated deficit of $10,841,884. We incurred net losses of $1,417,172 and $556,005 in the quarters ended November 30, 2013 and November 30, 2012, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development both to develop additional tests for breast cancer and to develop products for other cancer indications, scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

Going Concern

As of November 30, 2013, the Company had an accumulated deficit of $10,841,884. The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through May 2014 without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which would likely cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

General and Administrative Expenses

General and administrative expenses from our inception through November 30, 2013 were $4,071,603. Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs and other professional and administrative costs.

Research and Development Expenses

Research and development expenses from our inception through November 30, 2013 were $1,776,179 and substantially all of these expenses were focused on the research and development of the MetaSite Breast™ test. During this time, the MetaSite Breast™ test was not the only product under development. Research and development expenses also represent costs incurred to develop our MenaCalc™ platform of diagnostic assays in breast, lung, and prostate cancers and initial research on our MenaBloc™ therapeutic platform.

We charge all research and development expenses to operations as they are incurred. All potential future product programs, apart from the MetaSite Breast™ test for breast cancer metastasis, are in the clinical research phase, and the earliest we expect another cancer program to reach the clinical development stage is 2014. However, the expected time frame that a product related to one of these other cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers.

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

Selling and Marketing Expenses

Our selling and marketing expenses that we expect to incur coincident with the launch of the MetaSite Breast™ test will consist primarily of personnel costs and education and promotional expenses. We expect these expenses will include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our technologies, how our MetaSite Breast™ test was developed and validated and the value of the quantitative information that the MetaSite Breast™ test provides. Selling and marketing expenses will also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of our scientific and economic publications related to the MetaSite Breast™ test. Sales and marketing expenses from our inception through November 30, 2013 were $0.

Results of Operations

Comparison of the Nine Months Ended November 30, 2013 and November 30, 2012

Revenues.  There were no revenues for the nine months ended November 30, 2013 and November 30, 2012, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

Cost of Product Revenues.  No cost of product revenues were recorded in the nine months ended November 30, 2013 and November 30, 2012, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses.  General and administrative expenses totaled $1,406,419 for the nine months ended November 30, 2013 as compared to $1,237,808 for the nine months ended November 30, 2012. This represents an increase of $168,611 for the nine months ended November 30, 2013 over the nine months ended November 30, 2012. This increase was due in part to increased costs for salaries, legal, including intellectual property, accounting and other professional costs.

Research and Development Expenses.  Research and development expenses were $234,976 for the nine months ended November 30, 2013 as compared to $378,517 for the nine months ended November 30, 2012. This represents a decrease of $143,541 for the nine months ended November 30, 2013 over the nine months ended November 30, 2012.  This decrease resulted primarily from the completion of the MetaSite Breast™ validation study.

Selling and Marketing Expenses.  There were no selling and marketing expenses recorded for the nine months ended November 30, 2013 and November 30, 2012, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

Accretion Discount.  Accretion discount were $559,496 for the nine months ended November 30, 2013 as compared to $0 for the nine months ended November 30, 2012.

Warrant Expense. Warrant expenses were $0 for the nine months ended November 30, 2013 as compared to $149,995 for the nine months ended November 30, 2012.

Stock-based Compensation.  Stock-based compensation was $3,268,253 for the nine months ended November 30, 2013 as compared to $5,259 for the nine months ended November 30, 2012.

Interest Income and Other Income/ Expense.  We recorded interest income of $81 during the nine months ended November 30, 2013 and $442 during the nine months ended November 30, 2012.
Interest Expense.  We made no interest payments on borrowings during the nine months ended November 30, 2013 and November 30, 2012, respectively.

Net Loss.  As a result of the factors described above, we had a net loss of $5,479,405 for the nine months ended November 30, 2013 as compared to $1,779,350 for the nine months ended November 30, 2012.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of November 30, 2013, we had an accumulated deficit of $10,841,884.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and convertible promissory notes. Through November 30, 2013, we had received net proceeds of $4,283,755 through the sale of common stock to investors and $1,987,000 from the sale of convertible promissory notes.  As of November 30, 2013, we had cash and cash equivalents of $488,108 and net debt of $1,857,657.  As a result of the most recent sale of shares of common stock and convertible promissory notes through November 30, 2013, we have issued and outstanding warrants to purchase 2,893,887 shares of our common stock at a weighted average exercise price of $1.20, which will result in proceeds to us of approximately $3.47 million if all outstanding warrants are exercised.

Cash Flows

As of November 30, 2013, we had $488,108 in cash and cash equivalents, compared to $466,916 on November 30, 2012.

Net cash used in operating activities was $1,526,207 for the nine months ended November 30, 2013 compared to $1,865,917 for the nine months ended November 30, 2012. The decrease in cash used of $339,710 was primarily due to a reduction in professional fees.

Net cash used in investing activities was $165,409 for the nine months ended November 30, 2013, compared to $290,507 for the nine months ended November 30, 2012. This decrease of $125,098 was attributed to a decrease in cash paid for certificate of deposits and for the purchase of equipment. We expect amounts used in investing activities to increase in fiscal year 2014 and beyond as we grow our corporate operations, expand research and development activities and establish our commercial laboratory.

Net cash provided by financing activities during the nine months ended November 30, 2013 was $1,210,536 compared to $1,745,000 for the nine months ended November 30, 2012. Financing activities consisted primarily of the sale of convertible promissory notes and warrants for the nine months ended November 30, 2013 and the sale our common stock and warrants for the nine months ended November 30, 2012, respectively.

Contractual Obligations

As of November 30, 2013, we had the following contractual commitments:

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

Pursuant to the License Agreement, we are required to make a series of annual minimum royalty or “license maintenance” payments under the License Agreement beginning on the first anniversary date, or August 26, 2011.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year five. To date, we have satisfied the payments for 2011, 2012 and 2013 in the amount of $30,000, respectively. We are required to make additional payments of $30,000 in 2014, $50,000 in 2015, $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter.

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

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through May 2014 without raising additional capital. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the recent financing activities. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in reimbursement. We expect that we will receive limited payments for the MetaSite Breast™ test billings following its launch from the beginning of our marketing efforts into the foreseeable future. As reimbursement contracts with third-party payors are put into place, we expect an increase in the number and level of payments received for the MetaSite Breast ™ test billings.

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

Until we can generate a sufficient amount of product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The issuance of equity securities may result in dilution to stockholders. We cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which would likely cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force the Company to go out of business.

Item 3.                 Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of November 30, 2013, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the years ended February 28, 2013 and February 29, 2012 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of November 30, 2013, the Company had an accumulated deficit of $10,841,884. The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through May 2014,  without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which would likely cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

METASTAT, INC.

Date: January 14, 2014	By:	/s/ Oscar L. Bronsther
Oscar L. Bronsther, M.D., F.A.C.S. Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files