Form 10-Q/A
period 2013-05-31
MetaStat, Inc.
filed 2014-06-12
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 ("Amendment No. 1") to Form 10-Q for the three month period ended May 31, 2013, as originally filed with the Securities and Exchange Commission ("SEC") on July 15, 2013 (the “Original Form 10-Q”), is being filed for the purpose of restating our Condensed Balance Sheet, Condensed Statements of Operations and Cash Flows, and corresponding footnote disclosures and Management’s Discussion and Analysis for the period ended May 31, 2013, to correctly reflect the recognition and valuation of certain share-based awards issued during the period ended May 31, 2013, to reclassify certain amounts from operating expenses to non-operating expenses and correctly reflect a non-cash financing transaction within the statement of cash flows.  See Note 1 to Condensed Consolidated Financial Statements for additional information relating to the restatement.

We also revised the Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the restatement of the Condensed Consolidated Financial Statements, to update the Critical Accounting Policies and Significant Judgments and Estimates.

We have also reassessed its internal controls over financial reporting and accordingly have amended our disclosure in Item 4.

For convenience of the reader, this Amendment No. 1 restates in its entirety, as amended, our Original Form 10-Q. This Amendment No. 1 continues to speak as of the date of the Original Form 10-Q for the three month period ended May 31, 2013 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-Q, or modified or updated those disclosures in any way other than as described in this explanatory note. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MetaStat Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
	May 31	February 28
	2013	2013
ASSETS	(Restated) (Unaudited)
CURRENT ASSETS
Cash	$934,817	$969,188
Prepaid Insurance	98,013	-

Total Current Assets	1,032,830	969,188

PROPERTY AND EQUIPMENT
Equipment (net of accumulated depreciation of $12,396 and $1,271, respectively)	51,133	53,326

TOTAL ASSETS	$1,083,963	$1,022,514

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
LIABILITIES

Accounts payable and accrued liabilities	$103,983	$168,005
Short Term Note Payable	73,177	-
Convertible debentures (net of discount of $441,415 and $71,543, respectively)	1,045,585	716,957
Accrued interest payable	30,116	1,940

TOTAL LIABILITIES	1,252,861	886,902

STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock (10,000,000 shares authorized; none shares issued and outstanding respectively)	-	-
Common stock (Common stock, $0.0001 par value; 150,000,000 shares authorized; 21,469,431 and 21,054,418 shares issued and outstanding respectively)	2,147	2,106
Paid-in-capital	6,794,511	5,495,985
Deficit accumulated during development stage	(6,965,556)	(5,362,479)
Total (Deficit) Equity	(168,898)	135,612

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,083,963	$1,022,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

MetaStat Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statements of Operations
	Three Months	Three Months	Period from Inception (July 22, 2009)
	ended	ended	to
	May 31, 2013	May 31, 2012	May 31, 2013
	(Restated)		(Restated)

Revenue	$-	$-	$-

OPERATING EXPENSES
General & administrative	536,303	332,858	3,201,487
Research & development	99,715	56,000	1,640,918
Depreciation	11,125	2,332	23,521
Warrant Expense	-	-	378,688
Stock-based compensation	753,213	-	1,517,317

Total Operating Expenses	1,400,356	391,190	6,761,931
OTHER EXPENSES (INCOME)
Interest income	(61)	(232)	(657)
Accretion - discount	173,982	-	175,482
Interest expense	28,800	-	28,800

Total Other Expenses (Income)	202,721	(232)	203,625

NET LOSS	$(1,603,077)	$(390,958)	$(6,965,556)

Basic & Diluted Net Loss Per Share	$(0.08)	$(0.02)

Weighted shares outstanding	21,300,995	20,361,379

The accompanying notes are an integral part of the condensed consolidated financial statements.

MetaStat Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months	Three Months	Period from Inception (July
	ended	ended	22, 2009) to
	May 31, 2013	May 31, 2012	May 31, 2013
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,603,077)	$(390,958)	$(6,965,556)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,334	2,332	15,730
Warrant expense	-	-	378,688
Option expense	469,013	-	469,013
Common stock issued for services	284,200	-	1,048,305
Accretion of discount	173,982	-	175,482
Changes in assets and liabilities
Prepaid Insurance	(4,173)	-	(4,173)
Accounts payable	(64,022)	(226,299)	103,983
Accrued interest	28,176	-	30,116

NET CASH USED IN OPERATING ACTIVITIES	(712,567)	(614,925)	(4,748,412)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for certificate of deposit	-	(250,088)	-
Purchase of equipment	(1,141)	(28,811)	(66,863)

NET CASH USED IN INVESTING ACTIVITIES	(1,141)	(278,899)	(66,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	855,000	3,418,755
Proceeds from subscription receivables	-	865,000	865,000
Payments on short-term debt	(20,663)	-	(20,663)
Borowings on convertible debt	700,000	-	1,487,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	679,337	1,720,000	5,750,092

NET INCREASE (DECREASE) IN CASH	(34,371)	826,176	934,817

Cash at the beginning of the year	969,188	878,340	-

Cash at the end of the year	$934,817	$1,704,516	$934,817

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS
Subscription receivable	$-	$25,000	$865,000
Recapitalization of PVSO shareholders	$-	$-	$8
Financing of insurance premium through notes payable	$93,840	$-	$93,840
Debt discount	$545,354	$-	$616,897

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

Restatement

During the fourth quarter of fiscal 2014, the Company identified certain errors related to the recognition and measurement of share-based payment awards that were issued during the three months ended May 31, 2013.  The company improperly recognized stock-based compensation expense for certain awards that had performance vesting conditions for which, at the time of issuance of the interim consolidated financial statements, it was not probable that the vesting conditions would be met.  Further, during its review of its share-based payment awards, the Company also noted that the measurement of other share-based payment awards was performed using incorrect inputs, resulting in a higher fair value.  Both of these errors resulted in an overstatement of the stock-based compensation and paid in capital of $1,218,866.

Additionally, the Company reclassified accretion expense $173,982 and interest expense of $28,800, previously included in general & administrative expenses, from Operating Expenses to Other Expenses, resulting in a decrease of Operating Expenses of $202,782 and a corresponding increase in Other Expenses.

Finally, net cash used in operating activities and net cash provided by financing activities were each decreased by $93,840, to reflect a non-cash transaction for short-term financing of insurance premiums, that had previously being included as a cash transaction in the Condensed Consolidated Statement of Cash flows.

The impact of the aforementioned adjustments on the net loss and loss per share for the three months ended May 31, 2013, was a decrease of the originally reported net loss of $1,218,866 and of the originally reported loss per share of $0.05.
Accordingly, the accompanying condensed consolidated financial statements have been revised to include these aforementioned adjustments.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2013, the Company has an accumulated deficit of $6,965,556. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – EQUITY (RESTATED)

On April 5, 2013, the Company issued 153,013 shares of common stock to members of its scientific advisory board and clinical advisory board vesting upon the listing of the Company’s common stock on a national exchange and achieving certain levels of trading. The Company will measure the fair value of the shares when vesting becomes probable. As of May 31, 2013, the Company has not recognized any stock compensation expense in connection with these shares.

On April 9, 2013, the Company issued 150,000 shares of common stock to a member of its Board of Directors vesting upon the earlier of the Company achieving $5,000,000 in gross sales or a change in control. The Company valued the shares for a total fair value of $375,000 on the grant date. As of May 31, 2013, the Company has not recognized any stock compensation expense in connection with these shares and expects to recognize the compensation expense when vesting becomes probable.

On April 9, 2013, the Company issued 100,000 shares of common stock to an advisor for services that vested immediately. The fair value of the shares amounted to $250,000 on the grant date and was recognized in stock compensation expense during the three months ended May 31, 2013.

On April 18, 2013, the Company issued 12,000 shares of common stock to a consultant for services that vested immediately. The fair value of the shares amounted to $34,200 on the grant date and was recognized in stock compensation expense during the three months ended May 31, 2013.

NOTE 3 – STOCK OPTIONS (RESTATED)

During the three months ended May 31, 2013, the Company issued options to purchase 300,000 shares of common stock at $3.25 per share to members of its management team and its Board of Directors. The options vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. These options have a total fair value of $632,794 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.68%; (2) an expected term of 5.25 years; (3) an expected volatility of 129%; and (4) zero expected dividends.  As of May 31, 2013, the Company recognized $158,199 in stock option expense.

During the three months ended May 31, 2013, the Company issued options to purchase 523,500 shares of common stock at $3.25 per share to members of its scientific advisory board and clinical advisory board and a consultant. The options vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. Compensation expense related to these options will be measured at each vesting date.  The aggregated fair value of these options on the first measurement date amounted to $1,243,260 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 2.16%; (2) an expected term of 9.85 years; (3) an expected volatility of 128%; and (4) zero expected dividends.  As of May 31, 2013, the Company recognized $310,814 in stock option expense.

The following table summarizes common stock options issued and outstanding:
	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2013	1,116,500	$0.68	$2,526,500	8.61
Granted	823,500	$3.25	-	9.85
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding and expected to vest at May 31, 2013	1,940,000	$1.77	$1,621,035	9.14

As of May 31, 2013, 896,500 options are exercisable at $0.68 per share with a weighted average life of 8.61 years and 823,500 options are exercisable at $3.25 with a weighted average life of 9.85 years.

NOTE 4 – WARRANTS

For the three months ended May 31, 2013, the Company issued 70,000 warrants in connection with the issuance of Convertible Notes referenced in Note 5 below. These warrants were issued between March 1, 2013 and May 14, 2013, are exercisable at $3.00 per share and expire between March 1, 2017 and May 14, 2017. These warrants vest immediately. The warrants do not contain any provision that would require liability treatment. Therefore, they were classified as equity in the Condensed Consolidated Balance Sheet.

In connection with the issuance of the Convertible Notes, the Company issued placement agent warrants to purchase an aggregate of 8,480 shares of common stock.  These placement agent warrants are exercisable at $2.50 per share, have a term of 5 years and a cashless exercise feature and vest immediately. The fair value of these warrants was determined to be $25,498, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 0.74%; (2) an expected term of 5 years; (3) an expected volatility of 134%; and (4) zero expected dividends.

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2013	2,732,074	$1.12	$6,489,388	3.52
Granted	78,480	$2.95	-	3.89
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at May 31 2013	2,810,554	$1.18	$3,770,130	3.53

Warrants exercisable at May 31, 2013 are:

Exercise		Weighted average	Exercisable number of
prices	Number of shares	remaining life (years)	shares
$0.68	220,000	3.46	220,000
$0.91	1,497,124	3.67	1,497,124
$1.40	786,250	3.24	786,250
$1.50	150,000	3.35	150,000
$2.50	8,480	4.77	8,480
$3.00	148,700	3.75	148,700

NOTE 5 – CONVERTIBLE NOTES

For the three months ended May 31, 2013, the Company issued convertible promissory notes in the aggregate principal amount of $700,000 (the “Convertible Notes”) with 70,000 detachable warrants that can be exercised at $3.00 per share.  The Convertible Notes bear interest at the rate of 8% per annum, mature on December 31, 2013 and rank senior to the Company’s currently issued and outstanding indebtedness and equity securities.  Upon the closing by MetaStat of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $3,500,000 in the aggregate inclusive of the Convertible Notes, the outstanding principal amount of the Convertible Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) shall automatically convert into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the Convertible Notes, the Noteholders shall have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $2.50 per share. As of May 31, 2013, we have $1,487,000 aggregate principal amount of Convertible Notes outstanding.

Any contingent beneficial conversion feature related to the automatic conversion will be recognized when and if a Qualified Financing occurs based on its intrinsic value at the commitment date.

The detachable warrants had a weighted-average fair value of $2.85 per warrant using a Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 0.58%; (2) an expected term of 4.00 years; (3) an expected volatility of 141%; and (4) zero expected dividends.

The relative fair value of the detachable warrants of $154,727 was recorded as a discount to convertible debt. An additional debt discount of $390,627 was recorded to recognize the intrinsic value of the beneficial conversion feature. The debt discount is being amortized through the maturity of the Convertible notes using the effective interest method. For the three month ended May 31, 2013 $173,982 was recognized as accretion expense.

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

Restatement

The Company has updated the Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the restatement of the Condensed Consolidated Financial Statements (see Note 1 of the Condensed Consolidated Financial Statements for more information on the restatement) and to update the Critical Accounting Policies and Significant Judgments and Estimates.

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

Since our inception, we have generated significant net losses. As of May 31, 2013, we had an accumulated deficit of $6,965,556. We incurred net losses of $1,603,077 and $390,958 in the quarter ended May 31, 2013 and May 31, 2012, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development both to develop additional tests for breast cancer and to develop products for other cancer indications, and to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

Going Concern

As of May 31, 2013, the Company had an accumulated deficit of $6,965,556.  The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through October 2013, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in the Form 10-K for the year ended February 28, 2013. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Stock-based Compensation

We account for share-based payments award issued to employees and members of our Board of Directors by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation using a straight-line basis over the requisite service period, generally the vesting period.  For awards issued to non-employee, the measurement date is the date when the performance is complete or when the award vests, whichever is the earliest. Accordingly, non-employee awards are measured at each reporting period until the final measurement date. The fair value of the award is recognized as stock-based compensation over the requisite service period, generally the vesting period.

 Debt Instruments

We analyze debt issuance for various features that would generally require either bifurcation and derivative accounting, or recognition of a debt discount or premium under authoritative guidance.

Detachable warrants issued in conjunction with debt are measured at their relative fair value, if they are determined to be equity instrument, or their fair value, if they are determined to be liability instruments, and recorded as a debt discount.  Conversion features that are in the money at the commitment date constitute a beneficial conversion feature that is measured at its intrinsic value and are recognized as debt discount. Debt discount is amortized as accretion expense over the maturity period of the debt using the effective interest method. Contingent beneficial conversion features are recognized when the contingency has been resolved.

Financial Operations Overview

General and Administrative Expenses

General and administrative expenses from our inception through May 31, 2013 were $3,201,487. Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs and other professional and administrative costs.

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

General and Administrative Expenses. General and administrative expenses totaled $536,303 for the three months ended May 31, 2013 as compared to $332,858 for the three months ended May 31, 2012. This represents an increase of $203,445 for the three months ended May 31, 2013 over the three months ended May 31, 2012. This increase was due in part to increases in costs for employee salaries, legal, including intellectual property, accounting and other professional costs.

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

Stock-based Compensation.  Stock-based compensation was $753,213 for the three months ended May 31, 2013 as compared to $0 for the three months ended May 31, 2012.

Other Expenses (Income).  Other expenses (income) amounted to $202,721 for the three months ended May 31, 2013 and consisted mostly of $173,982 of debt discount accretion and $28,800 of interest expense, both related to convertible promissory notes.  There were no comparable transactions during the three months ended May 31, 2012.

Net Loss.  As a result of the factors described above, we had a net loss of $1,603,077 for the three months ended May 31, 2013 as compared to $390,958 for the three months ended May 31, 2012.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of May 31, 2013, we had an accumulated deficit of $6,965,556.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and convertible promissory notes. Through May 31, 2013, we had received net proceeds of $4,283,755 through the sale of common stock to investors and $1,487,000 from the sale of convertible promissory notes.  As of May 31, 2013, we had cash and cash equivalents of $934,817 and gross debt of $1,560,177.  As a result of the most recent sale of shares of common stock and convertible promissory notes through May 31, 2013, we have issued and outstanding warrants to purchase 2,810,554 shares of our common stock at a weighted average exercise price of $1.18, which could result in proceeds to us of approximately $3.3 million if all outstanding warrants are exercised.

Cash Flows

As of May 31, 2013, we had $934,817 in cash and cash equivalents, compared to $1,704,516 on May 31, 2012.

Net cash used in operating activities was $712,567 for the three months ended May 31, 2013 compared to $614,925 for the three months ended May 31, 2012. The increase in cash used of $97,642 was primarily due to employee salaries and professional fees.

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

Net cash provided by financing activities during the three months ended May 31, 2013 was $679,337, compared to $1,720,000 for the three months ended May 31, 2012. Financing activities consisted primarily of the sale of convertible promissory notes and warrants for the three months ended May 31, 2013 and the sale our common stock and warrants for the three months ended May 31, 2012, respectively.

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

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through October 2013, without raising additional capital. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the recent financing activities. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

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

Until we can generate a sufficient amount of product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The issuance of equity securities may result in dilution to stockholders. We cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which could cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force the Company to cease operations.

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

As disclosed in the original Form 10-Q for the three months ended May 31, 2013, we previously concluded that our internal controls over financial reporting were effective.

After the Company filed its original Form 10-Q for the three months ended May 31, 2013, we identified errors related to the accounting of share-based awards in the previously issued financial statements and concluded that the financial statements included in the original Form 10-Q should be restated as discussed in Note 1 to the condensed consolidated financial statements included elsewhere in this Form 10-Q/A.

The Company determined that these errors resulted from material weaknesses in the Company’s internal controls over financial reporting. As a result, we have restated our original assessment of the effectiveness of internal controls over financial reporting in this Form 10-Q/A and concluded that we did not maintain effective internal controls over financial reporting as of May 31, 2013.

A material weakness is defined as a significant deficiency or a combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of the entity’s financial statements would not be prevented or detected on a timely basis. The material weakness identified related to insufficient resources in the accounting and finance organizations to ensure appropriate application of GAAP in the area of accounting for certain of the Company’s non-routine transactions. This material weakness resulted in the restatement outlined in the explanatory note to this Form 10-Q/A and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q/A.

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

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the years ended February 28, 2013 and 2012 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of May 31, 2013, the Company had an accumulated deficit of $6,965,556.  The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through October 2013, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations.

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

METASTAT, INC.

Date: June 12, 2014	By:	/s/ Oscar L. Bronsther
Oscar L. Bronsther, M.D., F.A.C.S. Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed note filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.