Form 10-Q/A
period 2013-08-31
MetaStat, Inc.
filed 2014-06-12
CIK 1404943

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

EXPLANATORY NOTE

This Amendment No. 1 ("Amendment No. 1") to Form 10-Q for the three and six month periods ended August 31, 2013, as originally filed with the Securities and Exchange Commission ("SEC") on October 15, 2013 (the “Original Form 10-Q”), is being filed for the purpose of restating our Condensed Balance Sheet, Condensed Statements of Operations and Cash Flows, and corresponding footnote disclosures and Management’s Discussion and Analysis for the periods ended August 31, 2013, to correctly reflect the recognition and valuation of certain share-based awards issued during the period ended May 31, 2013, to reclassify certain amounts from operating expenses to non-operating expenses and correctly reflect a non-cash financing transaction within the statement of cash flows. See Note 1 to Condensed Consolidated Financial Statements for additional information relating to the restatement.

We also revised the Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the restatement of the Condensed Consolidated Financial Statements, to update the Critical Accounting Policies and Significant Judgments and Estimates and to add a discussion of the results of operations for the six months ended August 31, 2013.

We have also reassessed its internal controls over financial reporting and accordingly have amended our disclosure in Item 4.

For convenience of the reader, this Amendment No. 1 restates in its entirety, as amended, our Original Form 10-Q. This Amendment No. 1 continues to speak as of the date of the Original Form 10-Q for the three and six month periods ended August 31, 2013 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-Q, or modified or updated those disclosures in any way other than as described in this explanatory note. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of August 31, 2013 (Unaudited) and February 28, 2013

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2013 and August 31, 2012 and for the period from July 22, 2009 (inception) to August 31, 2013

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended August 31, 2013 and August 31, 2012 and for the period from July 22, 2009 (inception) to August 31, 2013

MetaStat, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	August 31,	February 28,
	2013	2013
	(Unaudited) (Restated)
ASSETS

CURRENT ASSETS
Cash	$530,080	$969,188
Prepaid Insurance	73,309	-

Total Current Assets	603,389	969,188

PROPERTY AND EQUIPMENT
Equipment (net of accumulated depreciation of $19,200 and $12,396, respectively)	48,888	53,326

TOTAL ASSETS	$652,277	$1,022,514

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES

Accounts payable and accrued liabilities	$72,060	$168,005
Short Term Note Payable	41,980	-
Convertible debentures (net of discount of $252,091 and $71,543 respectively)	1,234,909	716,957
Accrued interest payable	64,429	1,940

TOTAL LIABILITIES	1,413,378	886,902

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.0001 par value; 150,000,000 shares authorized; 21,469,431 and 21,054,418 shares issued and outstanding respectively	2,147	2,106
Paid-in-capital	7,172,208	5,495,985
Deficit accumulated during development stage	(7,935,456)	(5,362,479)
Total (Deficit) Equity	(761,101)	135,612

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$652,277	$1,022,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

MetaStat, Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statement of Operations

	Three Months	Three Months	Six Months	Six Months	Period from Inception (July 22, 2009)
	ended	ended	ended	ended	to
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012	August 31, 2013
	(Restated)		(Restated)		(Restated)
Revenue	$-	$-	$-	$-	$-

OPERATING EXPENSES
General & administrative	319,659	540,840	863,753	873,698	3,528,937
Research & development	45,000	277,517	144,715	333,517	1,685,918
Depreciation	3,470	3,081	6,804	5,413	19,200
Warrant Expense	-	-	-	-	378,688
Stock-based compensation	377,697	11,075	1,130,910	11,075	1,895,014

Total Operating Expenses	745,826	832,513	2,146,182	1,223,703	7,507,757

OTHER EXPENSES (INCOME)
Interest income	-	(116)	(61)	(348)	(657)
Accretion - discount	189,324	-	363,306	-	364,806
Interest expense	34,750	-	63,550	-	63,550

Total Other Expenses (Income)	224,074	(116)	426,795	(348)	427,699

NET LOSS	$(969,900)	$(832,397)	$(2,572,977)	$(1,223,355)	$(7,935,456)

Basic & Diluted Net Loss Per Share	$(0.05)	$(0.04)	$(0.12)	$(0.06)

Weighted shares outstanding	21,300,995	21,053,335	21,300,995	20,707,357

The accompanying notes are an integral part of the condensed consolidated financial statements.

MetaStat, Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statement of Cash Flows

	Six Months ended August 31, 2013	Six Months ended August 31, 2012	Period from Inception (July 22, 2009) to August 31, 2013

	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,572,977)	$(1,223,355)	$(7,935,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,804	5,413	19,200
Warrant expense		-	378,688
Option expense	846,710	-	846,710
Common stock issued for services	284,200	11,075	1,048,305
Accretion of discount	363,306	-	364,806
Changes in assets and liabilities
Prepaid Insurance	20,531	-	20,531
Accounts payable	(95,945)	(131,750)	72,060
Accrued interest	62,489	-	64,429

NET CASH USED IN OPERATING ACTIVITIES	(1,084,882)	(1,338,617)	(5,120,727)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for certificate of deposit	-	(250,182)	-
Purchase of fixed assets	(2,366)	(38,812)	(68,088)

NET CASH USED IN INVESTING ACTIVITIES	(2,366)	(288,994)	(68,088)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	855,000	3,418,755
Proceeds from subscription receivables	-	865,000	865,000
Payments on short-term debt	(51,860)	-	(51,860)
Borrowings on convertible debentures	700,000	-	1,487,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	648,140	1,720,000	5,718,895

NET (DECREASE) INCREASE IN CASH	(439,108)	92,389	530,080

Cash at the beginning of the year	969,188	878,340	-

Cash at the end of the year	$530,080	$970,729	$530,080

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS
Recapitalization of PVSO shareholders	$-	$-	$8
Financing of insurance premium through notes payable	$93,840	$-	$93,840
Debt discount	$545,354	$-	$616,897

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

Restatement

During the fourth quarter of fiscal 2014, the Company identified certain errors related to the recognition and measurement of share-based payment awards that were issued during the three months ended May 31, 2013.  The company improperly recognized stock-based compensation expense for certain awards that had performance vesting conditions for which, at the time of issuance of the interim consolidated financial statements, it was not probable that the vesting conditions would be met.  Further, during its review of its share-based payment awards, the Company also noted that the measurement of other share-based payment awards was performed using incorrect inputs, resulting in a higher fair value.  Both of these errors resulted in an overstatement of paid in capital of $1,489,256 as of August 31, 2013 and an overstatement of the stock-based compensation for the three and six months ended August 31, 2013 of $270,390 and $1,489,256, respectively.

Additionally, for the three and six months ended August 31, 2013, the Company reclassified accretion expense $189,324 and $363,306, respectively, and interest expense of $34,750 and $63,550, respectively, previously included in general & administrative expenses, from Operating Expenses to Other Expenses, resulting in a decrease of Operating Expenses of $224,074 and $426,856, respectively, and a corresponding increase in Other Expenses.

Finally, cash flow used in operating activities and net cash provided by financing activities were each decreased by $93,840, to reflect a non-cash transaction for short-term financing of insurance premiums, that had previously being included as a cash transaction in the Condensed Consolidated Statement of Cash flows.

The impact of the aforementioned adjustments on the net loss for the three and six months ended August 31, 2013, was a decrease of the originally reported net loss of $270,390 and $1,498,256, respectively.

The impact of the aforementioned adjustments on the loss per share for  the three and six months ended August 31, 2013, was a decrease of the originally reported loss per share of $0.01 and $0.07 respectively.

Accordingly, the accompanying condensed consolidated financial statements have been revised to include these aforementioned adjustments.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2013, the Company has an accumulated deficit of $7,935,456. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2- EQUITY (Restated)

On April 5, 2013, the Company issued 153,013 shares of common stock to members of its scientific advisory board and clinical advisory board vesting upon the listing of the Company’s common stock on a national exchange and achieving certain levels of trading. The Company will measure the fair value of the shares when vesting becomes probable.. As of August 31, 2013, the Company has not recognized any stock compensation expense in connection with these shares.

On April 9, 2013, the Company issued 150,000 shares of common stock to a member of its Board of Directors vesting upon the earliest of the Company achieving $5,000,000 in gross sales or a change in control. The Company valued the shares for a total fair value of $375,000 on the grant date. As of August 31, 2013, the Company has not recognized any stock compensation expense in connection with these shares and expects to recognize the compensation expense when vesting becomes probable.

On April 9, 2013, the Company issued 100,000 shares of common stock to an advisor for services that vested immediately. The fair value of the shares amounted to $250,000 on the grant date and was recognized in stock compensation expense during the six months ended August 31, 2013.

On April 18, 2013, the Company issued 12,000 shares of common stock to a consultant for services that vested immediately. The fair value of the shares amounted to $34,200 on the grant date and was recognized in stock compensation expense during the six months ended August 31, 2013.

NOTE 3 – STOCK OPTIONS (Restated)

During the six months ended August 31, 2013, the Company issued options to purchase 300,000 shares of common stock at $3.25 per share to members of its management team and its Board of Directors. The options vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. These options have a total fair value of $632,794, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.68%; (2) an expected term of 5.25 years; (3) an expected volatility of 129%; and (4) zero expected dividends.  During the three and six months ended August 31, 2013, the Company recognized $158,199 and $316,398, respectively, in stock option expense.

During the six months ended August 31, 2013, the Company issued options to purchase 523,500 shares of common stock at $3.25 per share to members of its scientific advisory board and clinical advisory board and a consultant. The options vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. Compensation expense related to these options will be measured at each vesting date.  The aggregated fair value of these options on the second measurement date amounted to $969,309 as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 2.47%; (2) an expected term of 9.73 years; (3) an expected volatility of 126%; and (4) zero expected dividends.  During the three and six months ended August 31, 2013, the Company recognized $219,498 and $530,312, respectively, in stock option expense.

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2013	1,116,500	$0.68	$2,526,500	8.86
Granted	823,500	$3.25	-	9.60
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding and expected to vest at August 31, 2013	1,940,000	$1.77	$993,485	8.88

As of August 31, 2013, 896,500 options are exercisable at $0.68 per share with a weighted average life of 8.36 years and 823,500 options are exercisable at $3.25 with a weighted average life of 9.60 years. Additionally, 220,000 options with an exercise price of $0.68 and a weighted average life of 8.36 years have yet to vest.

NOTE 4 – WARRANTS

For the six months ended August 31, 2013, the Company issued 70,000 warrants in connection with the issuance of Convertible Notes referenced in Note 5 below. These warrants were issued between March 1, 2013 and May 14, 2013, are exercisable at $3.00 per share and expire between March 1, 2017 and May 14, 2017. These warrants vest immediately. The warrants do not contain any provision that would require liability treatment. Therefore, they were classified as equity in the Condensed Consolidated Balance Sheet.

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

NOTE 5 – CONVERTIBLE NOTES

During the six months ended August 31, 2013, the Company issued convertible promissory notes in the aggregate principal amount of $700,000 (the “Convertible Notes”) with 70,000 detachable warrants that can be exercised at $3.00 per share.  The Convertible Notes bear interest at the rate of 8% per annum, mature on December 31, 2013 and rank senior to the Company’s currently issued and outstanding indebtedness and equity securities.  Upon the closing by MetaStat of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $3,500,000 in the aggregate inclusive of the Convertible Notes, the outstanding principal amount of the Convertible Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) shall automatically convert into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the Convertible Notes, the Noteholders shall have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $2.50 per share.  As of August 31, 2013, we have $1,487,000 aggregate principal amount of Convertible Notes outstanding.

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

The relative fair value of the detachable warrants of $154,727 was recorded as a discount to convertible debt.  An additional debt discount of $390,627 was recorded to recognize the intrinsic value of the beneficial conversion feature. The debt discount is being amortized through the maturity of the Convertible Notes using the effective interest method.  For the three and six months ended August 31, 2013 $189,324 and $363,306, respectively, was recognized as accretion expense.

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

Restatement

The Company has revised the Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the restatement of the Condensed Consolidated Financial Statements (see Note 1 of the Condensed Consolidated Financial Statements for more information on the restatement), to update the Critical Accounting Policies and Significant Judgments and Estimates, and to add a discussion of the results of operations for the six months ended August 31, 2013.

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

Since our inception, we have generated significant net losses. As of August 31, 2013, we had an accumulated deficit of $7,935,456. We incurred net losses of $2,572,977 and $1,223,355 in the six months ended August 31, 2013 and August 31, 2012, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development both to develop additional tests for breast cancer and to develop products for other cancer indications, and to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

Going Concern

As of August 31, 2013, the Company had an accumulated deficit of $7,935,456. The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through December 2013, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations.

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

Stock-based Compensation

We account for share-based payment awards issued to employees and members of our Board of Directors by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation using a straight-line basis over the requisite service period, generally the vesting period.  For awards issued to non-employee, the measurement date is the date when the performance is complete or when the award vests, whichever is the earliest. Accordingly, non-employee awards are measured at each reporting period until the final measurement date. The fair value of the award is recognized as stock-based compensation over the requisite service period, generally the vesting period.

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

Financial Operations Overview

General and Administrative Expenses

General and administrative expenses from our inception through August 31, 2013 were $3,528,937. Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs and other professional and administrative costs.

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

General and Administrative Expenses.  General and administrative expenses totaled $319,659 for the three months ended August 31, 2013 as compared to $540,840 for the three months ended August 31, 2012. This represents a decrease of $221,181 for the three months ended August 31, 2013 over the three months ended August 31, 2012. This decrease was due in part to decreased costs for legal, including intellectual property, accounting and other professional costs.

Research and Development Expenses.Research and development expenses were $45,000 for the three months ended August 31, 2013 as compared to $277,517 for the three months ended August 31, 2012. This represents a decrease of $232,517 for the three months ended August 31, 2013 over the three months ended August 31, 2012.  This decrease resulted primarily from the completion of the MetaSite Breast™ test study.

Stock-based Compensation.  Stock-based compensation was $377,697 for the three months ended August 31, 2013 as compared to $11,075 for the three months ended August 31, 2012.

Other Expenses (Income).  Other expenses (income) amounted to $224,074 for the three months ended August 31, 2013 and consisted of $189,324 of debt discount accretion and $34,750 of interest expense, both related to convertible promissory notes.  There were no comparable transactions during the three months ended August 31, 2012.

Net Loss.  As a result of the factors described above, we had a net loss of $969,900 for the three months ended August 31, 2013 as compared to $832,397 for the three months ended August 31, 2012.

Comparison of the Six Months Ended August 31, 2013 and August 31, 2012

Revenues.  There were no revenues for the three months ended August 31, 2013 and August 31, 2012, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses.  General and administrative expenses totaled $863,753 for the six months ended August 31, 2013 as compared to $873,698 for the six months ended August 31, 2012. This represents a decrease of $9,945 for the six months ended August 31, 2013 over the six months ended August 31, 2012. This decrease was due in part to decreased costs for legal, including intellectual property, accounting and other professional costs.

Research and Development Expenses.  Research and development expenses were $144,715 for the six months ended August 31, 2013 as compared to $333,517 for the six months ended August 31, 2012. This represents a decrease of $188,802 for the six months ended August 31, 2013 over the six months ended August 31, 2012.  This decrease resulted primarily from the completion of the MetaSite Breast™ test study.
Stock-based Compensation.  Stock-based compensation was $1,130,910 for the six months ended August 31, 2013 as compared to $11,075 for the six months ended August 31, 2012.

 Other Expenses (Income).  Other expenses (income) amounted to $426,795 for the six months ended August 31, 2013 and consisted of $363,306 of debt discount accretion and $63,550 of interest expense, both related to convertible promissory notes.  There were no comparable transactions during the six months ended August 31, 2012.

Net Loss.  As a result of the factors described above, we had a net loss of $2,572,977 for the six months ended August 31, 2013 as compared to $1,223,355 for the six months ended August 31, 2012.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of August 31, 2013, we had an accumulated deficit of $7,935,456.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and convertible promissory notes. Through August 31, 2013, we had received net proceeds of $4,283,755 through the sale of common stock to investors and $1,487,000 from the sale of convertible promissory notes.  As of August 31, 2013, we had cash and cash equivalents of $530,080 and gross debt of $1,234,909.  As a result of the most recent sale of shares of common stock and convertible promissory notes through August 31, 2013, we have outstanding warrants to purchase 2,810,554 shares of our common stock at a weighted average exercise price of $1.18, which could result in proceeds to us of approximately $3.3 million if all outstanding warrants were exercised.

Cash Flows

As of August 31, 2013, we had $530,080 in cash and cash equivalents, compared to $970,729 on August 31, 2012.

Net cash used in operating activities was $1,084,882 for the six months ended August 31, 2013 compared to $1,338,617 for the six months ended August 31, 2012. The decrease in cash used of $253,735 was primarily due to a reduction in professional fees.

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

Net cash provided by financing activities during the six months ended August 31, 2013 was $648,140, compared to $1,720,000 for the six months ended August 31, 2012. Financing activities consisted primarily of the sale of convertible promissory notes and warrants for the six months ended August 31, 2013 and the sale our common stock and warrants for the six months ended August 31, 2012, respectively.

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

As disclosed in the original Form 10-Q for the three and six months ended August 31, 2013, we previously concluded that our internal controls over financial reporting were effective.

After the Company filed its original Form 10-Q for the three and six months ended August 31, 2013, we identified errors related to the accounting of share-based awards in the previously issued financial statements and concluded that the financial statements included in the original Form 10-Q should be restated as discussed in Note 1 to the condensed consolidated financial statements included elsewhere in this Form 10-Q/A.

The Company determined that these errors resulted from material weaknesses in the Company’s internal controls over financial reporting. As a result, we have restated our original assessment of the effectiveness of internal controls over financial reporting in this Form 10-Q/A and concluded that we did not maintain effective internal controls over financial reporting as of August 31, 2013.

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

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the years ended February 28, 2013 and February 29, 2012 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of August 31, 2013, the Company had an accumulated deficit of $7,935,456.  The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through December 2013, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations.

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