Form 10-Q/A
period 2014-06-06
MetaStat, Inc.
filed 2014-06-12
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 ("Amendment No. 1") to Form 10-Q for the three and nine month periods ended November 30, 2013, as originally filed with the Securities and Exchange Commission ("SEC") on January 14, 2014 (the “Original Form 10-Q”), is being filed for the purpose of restating our Condensed Balance Sheet, Condensed Statements of Operations and Cash Flows, and corresponding footnote disclosures and Management’s Discussion and Analysis for the periods ended November 30, 2013, to correctly reflect the recognition and valuation of certain share-based awards issued during the period ended May 31, 2013, to reclassify certain amounts from operating expenses to non-operating expenses and correctly reflect a non-cash financing transaction within the statement of cash flows. See Note 1 to Condensed Consolidated Financial Statements for additional information relating to the restatement.

We also revised the Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the restatement of the Condensed Consolidated Financial Statements, to update the Critical Accounting Policies and Significant Judgments and Estimates and to add a discussion of the results of operations for the nine months ended November 30, 2013.

We have also reassessed its internal controls over financial reporting and accordingly have amended our disclosure in Item 4.

For convenience of the reader, this Amendment No. 1 restates in its entirety, as amended, our Original Form 10-Q. This Amendment No. 1 continues to speak as of the date of the Original Form 10-Q for the three and nine month periods ended November 30, 2013 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-Q, or modified or updated those disclosures in any way other than as described in this explanatory note. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MetaStat, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
	November 30,	February 28,
	2013	2013
ASSETS	(Unaudited)
	(Restated)
CURRENT ASSETS
Cash	$488,108	$969,188
Prepaid Insurance	42,654	-

Total Current Assets	530,762	969,188

PROPERTY AND EQUIPMENT
Equipment (net of accumulated depreciation of $28,710 and $12,396, respectively)	208,393	53,326

OTHER ASSETS
Refundable deposit	4,667	-

TOTAL ASSETS	$743,822	$1,022,514

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES

Accounts payable and accrued liabilities	$240,896	$168,005
Short term note payable	10,536	-
Convertible debentures (net of discount of $139,879 and $71,543, respectively)	1,847,121	716,957
Accrued interest payable	91,477	1,940

TOTAL LIABILITIES	2,190,030	886,902

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized; 21,469,435 and 21,054,418 shares issued and outstanding, respectively	2,147	2,106
Paid-in-capital	7,594,984	5,495,985
Deficit accumulated during development stage	(9,0431,339)	(5,362,479)
Total (deficit) equity	(1,446,208)	135,612

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$743,822	$1,022,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

MetaStat, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Operations

	Three Months	Three Months	Nine Months	Nine Months	Period from Inception (July 22, 2009)
	ended	ended	ended	ended	to
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012	November 30, 2013
	(Restated)		(Restated)		(Restated)

Revenue	$-	$-	$-	$-	$-

OPERATING EXPENSES
General & administrative	451,820	364,110	1,315,573	1,237,808	3,980,757
Research & development	90,261	45,000	234,976	378,517	1,776,179
Depreciation	3,538	2,800	10,342	8,213	22,738
Warrant Expense	-	149,995	-	149,995	378,688
Stock-based compensation	338,798	(5,806)	1,469,708	5,259	2,233,812

Total Operating Expenses	884,417	556,099	3,030,599	1,779,792	8,392,174

OTHER EXPENSES (INCOME)
Interest income	(20)	(94)	(81)	(442)	(677)
Accretion - discount	196,190	-	559,496	-	560,996
Interest expense	27,296	-	90,846	-	90,846

Total Other Expenses (Income)	22,466	(94)	650,261	(442)	651,165

NET LOSS	$(1,107,883)	$(556,005)	$(3,680,860)	$(1,779,350)	$(9,043,339)

Basic & Diluted Net Loss Per Share	$(0.05)	$(0.03)	$(0.17)	$(0.09)

Weighted shares outstanding	21,469,435	21,054,418	21,413,084	20,825,840

The accompanying notes are an integral part of the condensed consolidated financial statements.

MetaStat, Inc.
(A Development Stage Company)
Unaudited Condensed Consolidated Statement of Cash Flows

	Nine Months	Nine Months	Period from Inception (July 22, 2009) to November 30, 2013
	ended	ended
	November 30, 2013	November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES	(Restated)		(Restated)
Net loss	$(3,680,860)	$(1,779,350)	$(9,043,339)
Adjustments to reconcile net loss to net
cash used in operating activities:
Interest payable	89,537	-	91,477
Depreciation expense	10,342	8,213	22,738
Warrant expense	-	149,995	378,688
Option expense	1,185,508	-	1,185,508
Common stock issued for services	1,284,200	5,259	1,048,305
Accretion of discount	559,496		560,996
Changes in assets and liabilities:
Prepaid expenses and other current assets	51,186	-	51,186
Refundable deposit	(4,667)	-	(4,667)
Accounts payable	72,891	(250,034)	240,896

NET CASH USED IN OPERATING ACTIVITIES	(1,432,367)	(1,865,917)	(5,468,212)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(165,409)	(290,507)	(231,131)

NET CASH USED IN INVESTING ACTIVITIES	(165,409)	(290,507)	(231,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	880,000	3,418,755
Proceeds from subscription receivables	-	865,000	865,000
Payments on short-term debt	(83,304)	-	(83,304)
Borrowings on convertible debentures	1,200,000	-	1,987,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,116,696	1,745,000	6,187,451

NET INCREASE (DECREASE) IN CASH	(481,080)	(411,424)	488,108

Cash at the beginning of the year	969,188	878,340	-

Cash at the end of the year	$488,108	$466,916	$488,108

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS
Recapitalization of PVSO shareholders	$-	$-	$8
Financing of insurance premium through notes payable	$93,840	$-	$93,840
Debt discount	$629,332	$-	$700,875

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

Restatement

During the fourth quarter, the Company identified certain errors related to the recognition and measurement of share-based payment awards that were issued during the three months ended May 31, 2013.  The company improperly recognized stock-based compensation expense for certain awards that had performance vesting conditions for which, at the time of issuance of the interim consolidated financial statements, it was not probable that the vesting conditions would be met.  Further, during its review of its share-based payment awards, the Company also noted that the measurement of other share-based payment awards was performed using incorrect inputs, resulting in a higher fair value.  Both of these errors resulted in an overstatement of paid in capital of $1,798,545 as of November 30, 2013 and an overstatement of the stock-based compensation for the three and nine months ended November 30, 2013 of $309,289 and $1,798,545, respectively.

Additionally, for the three and nine months ended November 30, 2013, the Company reclassified accretion expense $196,190 and $559,496, respectively, and interest expense of $27,296 and $90,846, respectively, previously included in general & administrative expenses, from Operating Expenses to Other Expenses, resulting in a decrease of Operating Expenses of $223,486 and $650,342, respectively, and a corresponding increase in Other Expenses.

Finally, net cash used in operating activities and net cash provided by financing activities were each decreased by $93,840, to reflect a non-cash transaction for short-term financing of insurance premiums, that had previously being included as a cash transaction in the Condensed Consolidated Statement of Cash flows.

The impact of the aforementioned adjustments on the net loss for the three and nine months ended November 30, 2013, was a decrease of the originally reported net loss of $309,289 and $1,798,545, respectively.

The impact of the aforementioned adjustments on the loss per share for the three and nine months ended November 30, 2013, was a decrease of the originally reported loss per share of $0.02 and $0.09 respectively.

Accordingly, the accompanying condensed consolidated financial statements have been revised to include these aforementioned adjustments.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2013, the Company has an accumulated deficit of $9,043,339. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which would likely cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2- EQUITY  (Restated)

On April 5, 2013, the Company issued 153,013 shares of common stock to members of its scientific advisory board and clinical advisory board vesting upon the listing of the Company’s common stock on a national exchange and achieving certain levels of trading. The Company will measure the fair value of the shares when vesting becomes probable. As of November 30, 2013, the Company has not recognized any stock compensation expense in connection with these shares.

On April 9, 2013, the Company issued 150,000 shares of common stock to a member of its Board of Directors vesting upon the earliest of the Company achieving $5,000,000 in gross sales or a change in control. The Company valued the shares for a total fair value of $375,000 on the grant date. As of November 30, 2013, the Company has not recognized any stock compensation expense in connection with these shares and expects to recognize the compensation expense when vesting becomes probable.

On April 9, 2013, the Company issued 100,000 shares of common stock to an advisor for services that vested immediately. The fair value of the shares amounted to $250,000 on the grant date and was recognized in stock compensation expense during the nine months ended November 30, 2013.

On April 18, 2013, the Company issued 12,000 shares of common stock to a consultant for services that vested immediately. The fair value of the shares amounted to $34,200 on the grant date and was recognized in stock compensation expense during the nine months ended November 30, 2013.

NOTE 3 – STOCK OPTIONS (Restated)

During the nine months ended November 30, 2013, the Company issued options to purchase 300,000 shares of common stock at $3.25 per share to members of its management team and its Board of Directors. The options vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. These options have a total fair value of $632,794, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.68%; (2) an expected term of 5.25 years; (3) an expected volatility of 129%; and (4) zero expected dividends.  During the three and nine months ended November 30, 2013, the Company recognized $158,199 and $474,596, respectively, in stock option expense.

During the nine months ended November 30, 2013, the Company issued options to purchase 523,500 shares of common stock at $3.25 per share to members of its scientific advisory board and clinical advisory board and a consultant. The options vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. Compensation expense related to these options will be measured at each vesting date.  The aggregated fair value of these options on the third measurement date amounted to $891,512 as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 2.56%; (2) an expected term of 9.60 years; (3) an expected volatility of 125%; and (4) zero expected dividends.  During the three and nine months ended November 30, 2013, the Company recognized $180,599 and $710,912, respectively, in stock option expense.

The following table summarizes common stock options issued and outstanding:
	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2013	1,116,500	$0.68	$2,526,500	8.86
Granted	823,500	$3.25	-	9.35
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding and expected to vest at November 30, 2013	1,940,000	$1.77	$733,500	8.63

As of November 30, 2013, 896,500 options are exercisable at $0.68 per share with a weighted average life of 8.11 years and 823,500 options are exercisable at $3.25 with a weighted average life of 9.35 years. Additionally, 220,000 options with an exercise price of $0.68 and a weighted average life of 8.11 years have yet to vest.

NOTE 4 – WARRANTS

Between March 1, 2013 and May 14, 2013, the Company issued 70,000 warrants in connection with the issuance of 2013 Notes referenced in Note 5 below. These warrants are exercisable at $3.00 per share and expire between March 1, 2017 and May 14, 2017.  On November 15, 2013, the Company issued 83,333 warrants in connection with the issuance of the 2014 Notes referenced in Note 5 below.  These warrants are exercisable at $2.10 per share and expire on November 15, 2017.  These warrants vest immediately. The warrants do not contain any provision that would require liability treatment.  Therefore, they were classified as equity in the Condensed Consolidated Balance Sheet.

In connection with the issuance of the 2013 Notes, the Company issued placement agent warrants to purchase an aggregate of 8,480 shares of common stock.  These placement agent warrants are exercisable at $2.50 per share, have a term of 5 years and a cashless exercise feature and vest immediately. The fair value of these warrants was determined to be $25,498, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 0.74%; (2) an expected term of 5 years; (3) an expected volatility of 134%; and (4) zero expected dividends.

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

NOTE 5 – CONVERTIBLE NOTES

During the nine months ended November 30, 2013, the Company issued convertible promissory notes in the aggregate principal amount of $700,000 with 70,000 detachable warrants that can be exercised at $3.00 per share (the “2013 Notes”).  The 2013 Notes bear interest at the rate of 8% per annum, mature on December 31, 2013 and rank senior to the Company’s currently issued and outstanding indebtedness and equity securities.  Upon the closing by MetaStat of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $3,500,000 in the aggregate inclusive of the convertible notes, the outstanding principal amount of the convertible notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) shall automatically convert into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the 2013 Notes, the noteholders shall have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $2.50 per share.

Any contingent beneficial conversion feature related to the automatic conversion would be recognized when and if a Qualified Financing occurs based on its intrinsic value at the commitment date.

The detachable warrants had a weighted-average fair value of $2.85 per warrant using a Black-Scholes model.   Average assumptions used in the Black-Scholes model included: (1) a discount rate of 0.58%; (2) an expected term of 4.00 years; (3) an expected volatility of 141%; and (4) zero expected dividends.

The relative fair value of the detachable warrants of $154,727 was recorded as a discount to convertible debt.  An additional debt discount of $390,627 was recorded to recognize the intrinsic value of the beneficial conversion feature. The debt discount is being amortized through the maturity of the 2013 Notes using the effective interest method.

During the three months ended November 30, 2013, the Company issued convertible promissory notes in the aggregate principal amount of $500,000 with 83,333 detachable warrants that can be exercised at $2.10 per share (the “2014 Notes”). The 2014 Notes bear interest at the rate of 8% per annum, mature on May 31, 2014 and rank pari passu to the 2013 Notes and senior to the Company’s currently issued and outstanding and equity securities. Upon the closing by us of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to us of at least $3,500,000 in the aggregate inclusive of the 2013 Notes and the 2014 Notes, the outstanding principal amount of the 2014 Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) shall automatically convert into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing). The noteholders shall have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $1.50 per share.

Any contingent beneficial conversion feature related to the automatic conversion would be recognized when and if a Qualified Financing occurs based on its intrinsic value at the commitment date.

The detachable warrants had a weighted-average fair value of $1.21 per warrant using a Black-Scholes model.   Average assumptions used in the Black-Scholes model included: (1) a discount rate of 0.97%; (2) an expected term of 4.00 years; (3) an expected volatility of 123%; and (4) zero expected dividends.

The relative fair value of the detachable warrants of $83,978 was recorded as a discount to convertible debt.   The debt discount is being amortized through the maturity of the 2014 Notes using the effective interest method.

For the three and nine months ended November 30, 2013 $196,290 and $559,496, respectively, was recognized as accretion expense.

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

Restatement

The Company has revised the Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the restatement of the Condensed Consolidated Financial Statements (see Note 1 of the Condensed Consolidated Financial Statements for more information on the restatement), to update the Critical Accounting Policies and Significant Judgments and Estimates and to add a discussion of the result of operations for the three months ended November 30, 2013.

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

Since our inception, we have generated significant net losses. As of November 30, 2013, we had an accumulated deficit of $9,043,339. We incurred net losses of $3,680,860 and $1,779,350 for the nine months ended November 30, 2013 and November 30, 2012, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development both to develop additional tests for breast cancer and to develop products for other cancer indications, scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

Going Concern

As of November 30, 2013, the Company had an accumulated deficit of $9,043,339. The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through May 2014 without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations, which would likely cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations.

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

Financial Operations Overview

General and Administrative Expenses

General and administrative expenses from our inception through November 30, 2013 were $3,980,757. Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs and other professional and administrative costs.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2013 and November 30, 2012

Revenues.  There were no revenues for the three months ended November 30, 2013 and November 30, 2012, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses.  General and administrative expenses totaled $451,820 for the three months ended November 30, 2013 as compared to $364,110 for the three months ended November 30, 2012. This represents an increase of $87,710 for the three months ended November 30, 2013 over the three months ended November 30, 2012. This increase was due in part to increased costs for salaries, legal, including intellectual property, accounting and other professional costs.

Research and Development Expenses.Research and development expenses were $90,261 for the three months ended November 30, 2013 as compared to $45,000 for the three months ended November 30, 2012. This represents an increase of $45,261 for the three months ended November 30, 2013 over the three months ended November 30, 2012.  This increase resulted primarily from the initiation of our therapeutic development program.

Warrant Expense. Warrant expenses were $0 for the three months ended November 30, 2013 as compared to $149,995 for the three months ended November 30, 2012.

Stock-based Compensation.  Stock-based compensation was $338,798 for the three months ended November 30, 2013 as compared to $(5,806) for the three months ended November 30, 2012.

Other Expenses (Income).Other expenses (income) amounted to $223,466 for the three months ended November 30, 2013 and consisted of $196,190 of debt discount accretion and $27,296 of interest expense, both related to convertible promissory notes.  There were no comparable transactions during the three months ended November 30, 2012.

Net Loss.  As a result of the factors described above, we had a net loss of $1,107,883 for the three months ended November 30, 2013 as compared to $556,005 for the three months ended November 30, 2012.

Comparison of the Nine Months Ended November 30, 2013 and November 30, 2012

Revenues.  There were no revenues for the nine months ended November 30, 2013 and November 30, 2012, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses.  General and administrative expenses totaled $1,315,573 for the nine months ended November 30, 2013 as compared to $1,237,808 for the nine months ended November 30, 2012. This represents an increase of $77,765 for the nine months ended November 30, 2013 over the nine months ended November 30, 2012. This increase was due in part to increased costs for salaries, legal, including intellectual property, accounting and other professional costs.

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

Stock-based Compensation.  Stock-based compensation was $1,469,708 for the nine months ended November 30, 2013 as compared to $5,259 for the nine months ended November 30, 2012.

Other Expenses (Income).  Other expenses (income) amounted to $650,261 for the nine months ended November 30, 2013 and consisted of $559,496 of debt discount accretion and $90,846 of interest expense, both related to convertible promissory notes.  There were no comparable transactions during the nine months ended November 30, 2012.

Net Loss.  As a result of the factors described above, we had a net loss of $3,680,860 for the nine months ended November 30, 2013 as compared to $1,779,350 for the nine months ended November 30, 2012.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of November 30, 2013, we had an accumulated deficit of $9,043,339.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and convertible promissory notes. Through November 30, 2013, we had received net proceeds of $4,283,755 through the sale of common stock to investors and $1,987,000 from the sale of convertible promissory notes.  As of November 30, 2013, we had cash and cash equivalents of $488,108 and gross debt of $1,857,657.  As a result of the most recent sale of shares of common stock and convertible promissory notes through November 30, 2013, we have issued and outstanding warrants to purchase 2,893,887 shares of our common stock at a weighted average exercise price of $1.20, which could result in proceeds to us of approximately $3.47 million if all outstanding warrants are exercised.

Cash Flows

As of November 30, 2013, we had $488,108 in cash and cash equivalents, compared to $466,916 on November 30, 2012.

Net cash used in operating activities was $1,432,367 for the nine months ended November 30, 2013 compared to $1,865,917 for the nine months ended November 30, 2012. The decrease in cash used of $433,550 was primarily due to a reduction in professional fees.

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

Net cash provided by financing activities during the nine months ended November 30, 2013 was $1,116,696 compared to $1,745,000 for the nine months ended November 30, 2012. Financing activities consisted primarily of the sale of convertible promissory notes and warrants for the nine months ended November 30, 2013 and the sale our common stock and warrants for the nine months ended November 30, 2012, respectively.

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

As disclosed in the original Form 10-Q for the three and nine months ended November 30, 2013, we previously concluded that our internal controls over financial reporting were effective.

After the Company filed its original Form 10-Q for the three and nine months ended November 30, 2013, we identified errors related to the accounting of share-based awards in the previously issued financial statements and concluded that the financial statements included in the original Form 10-Q should be restated as discussed in Note 1 to the condensed consolidated financial statements included elsewhere in this Form 10-Q/A.

The Company determined that these errors resulted from material weaknesses in the Company’s internal controls over financial reporting. As a result, we have restated our original assessment of the effectiveness of internal controls over financial reporting in this Form 10-Q/A and concluded that we did not maintain effective internal controls over financial reporting as of November 30, 2013.

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

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the years ended February 28, 2013 and February 29, 2012 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of November 30, 2013, the Company had an accumulated deficit of $9,043,339. The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through May 2014, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations, which would likely cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations.

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