Form 10-K
period 2014-02-28
MetaStat, Inc.
filed 2014-06-13
CIK 1404943

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes     [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Non-accelerated filer	[ ]
Accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

The aggregate market value of the shares of common stock, par value $0.0001 per share, of the registrant held by non-affiliates on August 31, 2013 was $34,226,000, which was computed upon the basis of the closing price on that date.

There were 21,623,899 shares of common stock of the registrant outstanding as of June 11, 2014.

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

Overview

We are a development stage life sciences company that is focused on developing and commercializing novel diagnostic technologies and therapeutics for the early and reliable prediction and treatment of systemic metastasis - cancer that spreads from a primary tumor through the bloodstream to other areas of the body. Systemic metastasis is responsible for ~90% of all solid tumor cancer related deaths. As such, we believe that more effective treatment of metastatic disease and/or the prevention of systemic metastasis is needed to improve patient outcomes.

MetaStat’s licensed proprietary platform technologies are based on the identification of a common pathway for the development of metastatic disease in solid epithelial-based tumors. These discoveries are the result of almost 20 years of collaboration with four scientific/academic institutions including Massachusetts Institute of Technology (“MIT”), the Albert Einstein College of Medicine of Yeshiva University (“Einstein”), Cornell University (“Cornell”), and the IFO-Regina Elena Cancer Institute (“IFO-Regina” and, collectively with MIT, Einstein, and Cornell, the “Licensors”) that enabled us to understand the underlying biology and mechanisms of systemic metastasis. Central to these discoveries are i) the pivotal role of the Mena protein and its isoforms in the metastatic cascade, and ii) the “MetaSite” the micro-anatomical site, or “window” in the blood vessels that metastatic cells squeeze through to enter the blood stream to begin their deadly spread, both of which are described in greater detail herein.

We are developing function-based diagnostic tests with an initial focus on breast cancer. Further, we believe that our MenaCalc™ platform of diagnostic assays, based on the measurement of the balance of the Mena protein isoforms, is broadly applicable in solid epithelial-based cancers, including breast, prostate, lung and colorectal. Our diagnostics are designed to accurately predict the probability of systemic metastasis and to allow clinicians to better "customize" cancer treatment decisions by positively identifying patients with a high-risk of systemic metastasis who need aggressive therapy and by sparing patients with a low-risk of systemic metastasis from the harmful side effects and expense of chemotherapy. We anticipate commencing initial marketing of our breast cancer diagnostic in 2015 followed by diagnostics for other cancer indications in 2016 and beyond.

Additionally, we are developing our therapeutic program that aims to build upon our unique understanding of mena biology and alternative splicing events as drivers of disease progression. This allows us to identify important and novel targets against which we can potentially develop new classes of chemotherapy.

Scientific Background

Our licensed technologies are based on novel ways of observing the behavior and mechanisms of metastatic cancer cells in tumors. As described in Nature / Nature Methods in December 2008, the Licensors’ research team(s) invented and patented several tools that led to the discovery of our platform technologies, including an Intra-vital Imaging Window (the ability to capture images in a live animal) that is used in conjunction with multi-photon microscopy to directly observe how metastatic cells move inside living functioning tumors. The Licensors’ research team(s) then invented and patented an artificial blood vessel that enabled us to attract a genetically discrete population of highly metastatic cells that allowed us to describe in detail the gene signature characteristic of tumor cells with high metastatic potential within intact primary tumors in living animals, which was described in BMC Biotechnology in 2003. The Licensors’ research team(s) were the first to discover and explain how and why metastatic cells are attracted to blood vessels, which was described in Clinical Cancer Research in April 2009. Through direct visual observation, we discovered the micro-anatomical site, or “window” in the blood vessels that metastatic cells squeeze through to enter the blood stream to begin their deadly spread. This window or site was named the “Tumor Microenvironment of Metastasis” or “TMEM.” The TMEM is a trio of cells present together in the same microanatomic site: an endothelial cell (a type of cell that lines the blood vessels), a perivascular macrophage (a type of immune cell found near blood vessels), and a tumor cell that produces the protein Mena. For convenience and ease of description, we have re-named this site of metastasis the “MetaSite.”

The Licensors’ research team(s) reasoned that the density of these “windows” or MetaSites present in a tumor tissue sample correlated to the probability of distant site metastasis, as detailed in Clinical Cancer Research in April 2009. This is the basis of our MetaSite Breast ™ test, which is more fully described herein.

In continued research through collaborative studies by the Licensors’ research team(s), the Mena protein and its isoforms were shown to enhance a cancer cell’s invasiveness by helping cancer cells subvert normal regulatory networks regulating cell motility. These findings were published in Development Cell in December 2008. Cancer cells are thereby enabled to invade surrounding tissues and migrate toward and penetrate blood vessels. Mena is a member of a family of proteins known as vasodilator-stimulated phosphoprotein, or VASP proteins, which regulate cell motility by controlling the geometry of assembling actin fiber networks. The growth and elongation of actin fibers, part of the cell’s cytoskeleton, are controlled by a process that caps their ends. Mena interferes with the actin capping allowing the actin fibers to lengthen by continuously polymerizing, thus pushing forward the leading edge of the cell. Mena also makes the cancer cells more sensitive to being attracted to blood vessels by epidermal growth factor (“EGF”). EGF is secreted by peri-vascular (associated with blood vessels) macrophages (one of the three cell types that constitute a MetaSite) and thus attracts and guides the migrant metastatic tumor cells to the MetaSite where they gain entry to the blood vessel and spread.

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

Further, in a proof-of-concept study published in a 2010 issue of Breast Cancer Research, the Licensors’ research team(s) investigated the role of Mena in tumor progression and metastasis. They developed a “Mena null” mouse; a mouse unable to produce the Mena protein or its isoforms. These Mena null mice were crossbred with polyoma middle T oncoprotein or “PyMT” mice (mice genetically predisposed to spontaneously develop highly metastatic breast cancer tumors). These Mena null PyMT mice were compared to control PyMT mice. Both groups of mice developed breast cancer tumors; however the Mena null mice’s tumors stayed localized while the control mice developed systemic metastasis. More importantly, all the control mice succumbed to metastatic disease while the Mena null mice showed significant survival advantage with most dying of old age.

The Problem

Cancer is a complex disease characterized most simply by uncontrolled growth and spread of abnormal cells. Cancer remains one of the world's most serious health problems and is the second most common cause of death in the United States after heart disease. The American Cancer Society (“ACS”) reported that in 2012 nearly 1.7 million people in the United States and 12.7 million people worldwide were diagnosed with cancer. Further, the ACS predicted that there would be 232,340 new cases of breast cancer in 2013 and that 39,620 women will die from breast cancer in 2013.

When dealing with cancer, patients and physicians need to develop strategies for local, regional, and distant control of the disease. Ultimately, however, distant or metastatic disease is responsible for more than 90% of all cancer related deaths in patients with such common types of solid tumors as breast, prostate, lung and colon.  Currently established clinical prognostic criteria such as the histopathologic grade of the tumor or tumor size do not successfully predict systemic metastatic potential. Even angiolymphatic invasion and the presence of regional lymph node involvement do not reliably correlate with subsequent systemic metastasis. This creates a dilemma for both patients and physicians as some patients require chemotherapy at the time of diagnosis of their tumor and others should be managed expectantly as they actually have a very small risk of developing metastatic disease. The morbidity and small mortality associated with a complete course of chemotherapy is ideally only warranted in patients who stand to benefit from this and should be avoided in patients with minimal metastatic risk. The actual benefit from chemotherapy is sometimes over-estimated as the benefit is only a 3% to 10% increase in 15-year survival in patients with breast cancer. To further illustrate the problem, 80% of patients with newly diagnosed breast cancer have historically been treated with chemotherapy. However, because only approximately 40% of these patients eventually relapse and develop metastatic disease, there is a significant subset of patients who are unnecessarily subjected to the acute and long-term side effects of current chemotherapeutic regimens.

In order to refine the quality of their diagnosis, pathologists may also use molecular staining techniques, including protein-specific staining in order to identify receptor sites that recognize hormones such as estrogen and progesterone and also the “Her-2/Neu” receptor.  In breast cancer patients, oncologists may supplement this information by ordering the Oncotype DX assay commercialized by Genomic Health, Inc., which has been endorsed by both the American Society of Clinical Oncology (“ASCO”) and the National Comprehensive Caner Network (“NCCN”), or one of the other proliferative diagnostic tests currently on the market. While these breast cancer assays, which primarily focus on gene-based diagnostics specific to proliferation (growth) of the tumor, have been useful and provide valuable information, they possess limitations. We believe these limitations include, but are not limited to: i) not being universally applicable to all new breast cancer cases, ii) being unable to provide an actionable recommendation for patients assigned to an intermediate risk classification, and iii) are based on statistical correlations.

As a result, we believe many cancer patients are misclassified as high risk when they are truly low risk for systemic metastasis or low risk when they are high risk for systemic metastasis, resulting in over-treatment for some and under-treatment for others.

Our Function-Based Diagnostic Solution

Through direct observation and our unique understanding of the process of systemic metastasis, our function-based diagnostics aim to accurately predict the probability of systemic metastasis in cancer patients and to allow clinicians to better "customize" cancer treatment decisions by positively identifying patients with a high-risk of systemic metastasis who need aggressive therapy and by sparing patients with a low-risk of systemic metastasis from the harmful side effects and expense of chemotherapy. Based on this approach, we are developing two patent protected diagnostic assays: (i) the MetaSite Breast™ test for early stage cancer patients and (ii) the MenaCalc™ platform of diagnostic assays for breast, prostate, lung and colorectal cancers. We anticipate commercializing both of these diagnostics, as we believe they will offer complimentary information that will allow even better risk stratification for each individual patient. We expect our breast cancer diagnostic, that uniquely leverages our MetaSite Breast™ test and our MenaCalc™ test for breast cancer (the “Breast Cancer Diagnostic”) to be commercially available in 2015 followed by MenaCalc™ diagnostics for lung and prostate in 2016 and beyond.

We believe our function-based diagnostic products will provide valuable and actionable information to treating physicians with the following benefits:

●
Improved Quality of Treatment Decisions. MetaStat’s approach to cancer diagnosis and prognosis should improve the quality of cancer treatment decisions by providing each patient with a probability of systemic metastasis. Our approach represents a substantial departure from existing approaches to treatment that often use statistically based or qualitative factors to determine treatments that are predominantly focused on proliferation. Our Breast Cancer Diagnostic including the MetaSite Breast™ test have been shown in clinical studies, such as data published in an April 2009 issue of Clinical Cancer Research, to allow physicians to accurately classify many patients into systemic metastasis risk categories different from classifications based primarily on tumor pathology grade and stage, thus enabling patients and physicians to make more informed decisions about treatment risk-benefit considerations and, consequently, design an individualized treatment plan according to each patient.

●
Improved Economics of Cancer Care. We believe that improving the quality of treatment decisions can result in significant economic benefits. For example, in early stage breast cancer, data shows that many patients are misclassified as high or low risk for systemic metastasis. Many low-risk patients misclassified as high-risk receive toxic and expensive chemotherapy treatment regimens they might not undergo if the risks were accurately assessed. Chemotherapy and related costs have been estimated to range from $20,000 to $100,000 per patient, as compared to the anticipated list price of $2,500 for our Breast Cancer Diagnostic. On the other hand, some high-risk breast cancer patients are misclassified as low-risk and are not provided chemotherapy treatment when it makes sense for them to receive such treatment, possibly necessitating future treatment that would be more expensive ($128,000 on average) if the cancer metastasizes.

Our Breast Cancer Diagnostic

Our commercial Breast Cancer Diagnostic is designed to provide the patient and her physician with an individual “Metastasis Score” for each of the MetaSite Breast™ and the MenaCalc™ breast test as well as an integrated “Metastasis Score,” which we anticipate will provide the most actionable information.

We anticipate the list price for the Breast Cancer Diagnostic will be $2,500, which is considerably cheaper than the $4,290 list price of Genomic Health’s Oncotype DX test for breast cancer, one of the most commonly used breast cancer diagnostics. We arrived at our projected list price for the Breast Cancer Diagnostic test by calculating our costs. We accounted for processing the arriving tumor tissue samples and we considered the wholesale price of reagents and the time factor for machinery involved in the staining of the three relevant cell types involved. Additionally, we also analyzed technician and administrative time and included a calculation for professional fees for the supervising pathologist(s).  Finally, after sales and marketing expenses, we added a commercially reasonable factor for profit margin. This list price is not based upon any indication of what the market may be willing to pay for the Breast Cancer Diagnostic test, and as such is a list price we hope to charge based on our internal costs.

The MetaSite Breast™ Test

The MetaSite Breast™ test is designed to be a clinical laboratory test pursuant to which we analyze Formalin Fixed Paraffin Embedded (FFPE) tumor tissue samples in our reference laboratory. We plan to provide physicians with information specific to the patient’s tumor that predicts metastatic potential. The MetaSite Breast™ test is a tissue test that detects the presence and density of MetaSites or TMEMs. The test consists of a triple immunohistochemical stain containing antibodies to the three cell types found in the MetaSite. By delineating these windows, or MetaSites, we are able to establish the density of MetaSites, which correlates to the risk of systemic metastasis. Using predetermined cut-points, we aim to stratify patients into either low, intermediate or high risk of developing metastatic disease within ten years of diagnosis.

The MetaSite Breast™ test will not require additional procedures on the patient or new equipment for treating physicians. We expect that once a patient is diagnosed with breast cancer and a physician orders the test, the pathology lab at the hospital or cancer center will provide us with a FFPE tumor block or thin section from the biopsy specimen utilized for the diagnosis. These specimens are chemically preserved and embedded in paraffin wax and therefore require no special handling and can be sent via overnight mail to our central reference laboratory. Once we receive the tissue sample, our pathology laboratory would log the sample and begin the processing procedure. Our staff will perform immunostaining, the process of staining cells using antibody-based stains, and will repeat this process multiple times for quality assurance. We expect to analyze the tissue sample and deliver our “Metastasis Score” and analysis to the treating physician within one week of receipt of the tissue sample. This is well within the critical decision timeframe after the tumor has been surgically removed and typically well before the patient and the treating physician(s) discuss additional treatment options.

Clinical Development and Validation of the MetaSite Breast™ Test

The MetaSite Breast™ test has, thus far, been validated in three human clinical studies. The results of a 60 patient trial were published in the peer-reviewed journal, Clinical Cancer Research in April 2009, which described how the MetaSite Breast™ test was able to predict the probability of systemic metastasis. In this five year minimum retrospective analysis, thirty pairs of women were selected and matched as closely as possible for clinical characteristics such as age, tumor size, tumor grade, lymphovascular involvement, and hormone status (ER, PR, Her2/Neu). No association was seen between MetaSite density/count and these clinical characteristics. However, MetaSite density was greater in patients who subsequently developed systemic metastasis compared with the patients who had only localized breast cancer (median, 105 vs. 50, respectively; P = 0.00006). For every 10-unit increase in MetaSites the odds ratio of systemic metastasis increased by 1.9 (95% confidence interval, 1.1-3.4). In other words, the number of MetaSites observed per patient ranged from 12 to 240 and the odds of metastasis nearly doubled for every increase of 10 MetaSites.

In data from an unpublished trial of 44 women with breast cancer, the MetaSite Breast™ test was compared to the Oncotype DX test distributed by Genomic Health, Inc.  The Oncotype DX Recurrence Score was compared to the MetaSite count and the analysis showed an insignificant correlation between the two tests with a Spearman rank correlation coefficient of 0.19. If this lack of correlation holds in planned larger scale testing it would mean that MetaSite Breast™ test will provide an invaluable source of additional information critical to clinical care and stratification of breast cancer patients.

We entered into a Sponsored Research Agreement (the “Sponsored Research Agreement”) in April 2011 with Einstein and Cornell for and on behalf of its Joan & Sanford I. Weill Medical College to conduct a “Large Population Validation” study of the MetaSite Breast™ test. The purposes of the Large Population Validation study was to (i) study the association between TMEM or MetaSite count at initial diagnosis of invasive ductal carcinoma of the breast and risk of systemic metastasis, and (ii) identify a cut-point for TMEM or MetaSite count that differentiates best between those who develop systemic metastasis and those who do not, and to calculate the sensitivity and specificity of these cut-points.  In consideration for the study, we were required to pay $202,798 to Cornell and $514,756 to Einstein. On September 12, 2012, we entered into a formal amendment to the Sponsored Research Agreement to expand the scope of the research to include a comparison of TMEM or MetaSite count with the IHC4 score. The consideration for the study was amended to $169,514 to Cornell and $595,929 to Einstein in the aggregate which have been satisfied. The Large Population Validation study was conducted retrospectively on already collected human tissue samples and accompanying patient medical histories, which were provided from Kaiser Permanente Northwest health plan. In this ten-year minimum retrospective study, 259 metastatic and 259 non-metastatic patients were matched as closely as possible with regard to tumor size, grade, lymph node involvement, and hormone receptor status at presentation and had their tissue samples scored and the results were compared to the known outcome from their medical records.

The results of the MetaSite Breast™ 481 patient Large Population Validation study were published in the June 3, 2014 online publication of the Journal of the National Cancer Institute. The conclusion from that paper is that the MetaSite score or “Metastasis Score” predicted the risk of distant metastasis in estrogen receptor positive/her2/Neu negative (ER+/HER2-) breast cancer patients independently of classical clinicopathologic features. Furthermore we compared the MetaSite Breast™ test to another commercially available breast cancer diagnostic, the IHC4 and found our prognostic ability was superior.

We anticipate conducting two additional clinical studies that further validate and demonstrate the effectiveness and health economic benefit of the MetaSite Breast™ test as well as chemotherapy benefit in order to gain market acceptance and penetration as well as favorable reimbursement coverage from payors. We have identified additional tumor sample cohorts (with accompanying medical records) and anticipate commencing an additional study or studies in 2014 and 2015, depending on access to the desired cohort(s).

MenaCalc™ Test for Breast Cancer

The MenaCalc™ test for breast cancer is a tissue test that can utilize either FFPE tissue samples or disassociated, discontinuous cells available from either a needle biopsy or fine needle aspiration (FNA). The individual expression levels of the isoforms of the Mena protein can be measured in cancer cells and the relationship of their levels are determined to establish a “Metastasis Score,” or risk of systemic metastasis. In as of yet unpublished data, we have established a strong correlation between the Metastasis Score from the MetaSite Breast™ test and the MenaCalc™ test for breast cancer.  Because the Metastasis Score from the MenaCalc™ test for breast cancer can be derived from disassociated, discontinuous cells available from a needle biopsy or FNA at a patients’ initial or early visit, we believe that this diagnostic can be a valuable pre-operative tool to obtain the earliest possible picture of a breast cancer patient’s individual metastatic profile.

Results from a completed 797 patient trial were published in Breast Cancer Research in September 2012. The results showed that MenaCalc™ could predict survival in breast cancer patients and was predictive in all molecular subtypes of breast cancer including estrogen, progesterone, and her2-Neu receptor negative (triple-negative) cancers. Additionally, data on 406 women presented in abstract form at the 2014 USCAP annual meeting showed that high MenaCalc™ metastasis scores were associated with decreased overall survival of women with axillary node-negative breast cancer. A formal manuscript is currently being prepared. We believe that further validation studies are needed in order to begin initial marketing of the MenaCalc™ assay for breast cancer.

We anticipate conducting two additional clinical studies that further validate and demonstrate the effectiveness and health economic benefit of the MenaCalc™ test for breast cancer as well as chemotherapy benefit in order to gain market acceptance and penetration as well as favorable reimbursement coverage from payors. We have identified additional tumor sample cohorts (with accompanying medical records) and anticipate commencing an additional study or studies in 2014 and 2015, depending on access to the desired cohort(s).

Market Potential of our Breast Cancer Diagnostic

The ACS predicted that in the U.S. there would be 232,340 new cases of breast cancer in 2013 and that 39,620 deaths from the disease.

The data from the published trials show that the metastatic outcome was independent of traditional clinicopathologic characteristics including age, tumor grade, tumor size, and lymph node involvement. Additionally, we believe that the market potential for the MetaSite Breast™ test includes those classified as ER+/HER2-, a group that constitutes between 50 and 60 percent of breast cancer patients. Accordingly, we believe that our MetaSite Breast™ test will be applicable for approximately 115,000 to 138,000 new breast cancer cases annually.

Results from the MenaCalc™ breast cancer trial on 797 patients published in Breast Cancer Research in September 2012 showed that MenaCalc™ was predictive in all molecular subtypes of breast cancer including estrogen receptor negative and estrogen, progesterone, and her2-Neu receptor negative (triple-negative) cancers.

We believe that the market opportunity for our function-based diagnostic assays for breast cancer will cover the full spectrum of the approximately 232,340 new invasive breast cancer cases each year in the U.S. alone without regard to molecular subtype.

MenaCalc™ Test for Other Cancer Indications

The Mena protein isoforms have been shown to be a key potentiating factor in the progression to systemic metastasis in solid tumor epithelial–based cancers, including prostate, lung and colorectal. We believe that we may be able to develop MenaCalc™ based diagnostic assays that will aid physicians in the management of a large proportion of future cancer patients.

In 2012, we completed a 70 patient trial at Yale University for a MenaCalc™ test for adenocarcinoma of the lung.  In unpublished data, we found that MenaCalc™ could predict survival in adenocarcinoma of the lung. Although the sample size was small, we believe these findings were promising and we plan to initiate a larger confirmatory trial for the MenaCalc™ assay in adenocarcinoma of the lung patients.

Additionally, we have completed a small pilot study at MIT for a MenaCalc™ test in predicting metastasis in prostate cancer. The results from this pilot study were sufficient for us to justify the planning and preparation of a larger scale confirmatory trial for MenaCalc™ in prostate cancer.

Our Therapeutic Solution

We believe our therapeutic program will build upon Mena biology and alternative RNA splicing as a driver of disease progression to exploit novel targets that provide precision medicines in oncology.  Through our Alternative Splicing License Agreements, which are more fully described in the “Patent and Intellectual Property” section below, we acquired rights to a collection of alternative splicing events that occur when tumor cells undergo epithelial to mesenchymal transition (EMT), a process linked to the acquisition of drug resistance for a number of settings including prostate cancer, non small cell lung cancer (NSCLC), and breast cancer. These finding were published in (Shapiro et al, PLOS, 2011).

Our program will utilize alternative splicing events in the drug resistant state to both provide a methodology to mine, identify and validate novel alternatively spliced targets and provide a companion diagnostic that can be deployed in the clinic to identify patients who will respond to a therapeutic directed against the alternatively spliced target

Business Strategies

Our goal is to build a leading life sciences company focused on the development and commercialization of novel diagnostics and therapeutics that improve clinical outcomes and reduce overall medical costs. Key elements of our strategy to achieve this goal are to:

●	continue to innovate and advance our licensed proprietary technologies;

●	obtain and maintain our clinical reference laboratory accreditations and licenses and any other necessary approvals;
●	initiate marketing efforts for our breast cancer diagnostics;

●	successfully develop our MenaCalc™ platform other indications including, prostate, lung and colorectal cancers;

●	successfully develop our MenaBloc™ therapeutic platform;

●	obtain positive reimbursement decisions from third-party payors;

●	expand in countries outside of the United States;

●	attract and retain skilled personnel; and

●	continue to obtain intellectual property and/or other protection for our technologies and products.

Research and Development

Our net research and development expenditures were $824,336 and $516,798 for the years ended February 28, 2014 and February 28, 2013, respectively.

As of February 28, 2014, our research and development department included 3 full time employees located at our drug discovery laboratory in Stony Brook, NY.  Additionally, depending on the timing of our sponsored projects, it included up to 19 medical doctors, Ph.D. level scientists, and biomedical engineers, nine of whom we engaged in a consulting capacity and up to ten of whom are full time researchers that we funded through our research and development collaborations in connection with (i) the development of the MetaSite Breast™ test at Einstein, ii) the Sponsored Research Agreement for the Large Population Validation study of the MetaSite Breast™ test, (iii) studies using MenaCalc™ for breast and lung cancer at both MIT and Yale University, and (iv) the early discovery and development of the MenaBloc™ therapeutic at MIT.

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

One of the advantages of the MenaCalc™ test is that it uses widely available immunofluorescence techniques to identify individual cell types, allowing the test to interrogate tumor cells separately within tumor microenvironment rather than measuring homogenous biopsies containing tumor and non-tumor cell types. This staining technique uses antibodies that recognize or detect the different protein variants of Mena. The antibodies used for MenaCalc™ are detected by labeling the different antibody types different fluorescent dyes that allow the operator to measure and quantify the levels selectively within the tumor cells on the slide. We believe this approach to diagnosis and prognosis of cancer is more cost effective than many genomic-based approaches currently on the market that utilize heterogeneous mixtures of tumor and stromal cells in patient samples. We have produced antibodies for the MenaCalc™ test, which we believe should be sufficient to meet our research and development and clinical needs for the next twenty-four months.

Selling and Marketing

We have begun the planning and preparation for marketing of our Breast Cancer Diagnostic test. We plan to concentrate our initial marketing efforts beginning in 2015 at several large cancer centers in 5 to 10 select cities in the U.S.  These centers have been selected because of the relationships between key opinion leaders at these centers and our management and advisory board members. We are currently pursuing strategic relationships with these and other cancer centers in order to apprise the medical community of the utility of our novel function-based diagnostic assays.

We will commence our commercialization efforts including establishing a CLIA certified reference laboratory, while concurrently building an appropriate sales and marketing team. We plan to hire and/or contract a sales staff with significant clinical oncology selling and marketing experience. Our sales approach will focus on the clinical and economic benefits of our Breast Cancer Diagnostic test and the scientific validation supporting them. Our marketing strategy will focus on educating physicians, laboratory personnel and other healthcare professionals regarding the development of our novel technologies. We also plan to work closely with national and regional patient advocacy organizations that are focused on breast cancer care. Additionally, we intend to utilize the Internet for communicating with external constituencies, and develop our website to comprehensively present clinical information for healthcare professionals and educational information and materials for breast cancer patients.

We believe the key factors that will drive adoption for our breast cancer diagnostic tests include, but are not limited to, our commercial efforts, continued publication of peer-reviewed articles and/or studies, clinical presentations at major symposia and conferences such as ASCO, the inclusion of our breast cancer diagnostic tests in clinical practice guidelines, and the adoption of favorable reimbursement coverage by payors including Medicare and Medicaid.

Reimbursement

Based on our discussions with oncologists and heads of the departments of breast medical oncology at major cancer treatment centers, our Breast Cancer Diagnostic test is expected to expand the field for diagnostics that will help payors lower costs through the implementation of customized cancer therapy. We hope to follow the recent roadmap established by Genomic Health, Inc. for its Oncotype DX test for breast cancer to serve as a template for establishing a reimbursement strategy. When Genomic Health completed and published its 668 patient validation trial results for its Oncotype DX test for breast cancer in 2004, it began receiving reimbursement from several regional payors. Shortly thereafter, Genomic Health entered into a reimbursement agreement with larger national payors.

We expect to offer our function-based diagnostic tests,, as a clinical laboratory service. Revenues for our clinical laboratory diagnostics may come from several sources, including commercial third-party payors, such as insurance companies and health maintenance organizations (“HMOs”), government payors, such as Medicare and Medicaid in the United States, patient self-pay and, in some cases, from hospitals or referring laboratories who, in turn, may bill third-party payors. It is essential to our commercial success to get favorable reimbursement coverage by third-party payors for our Breast Cancer Diagnostic test and other function-based diagnostic assays.

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

We also face competition from competitors that develop diagnostic tests, such as Genomic Health, Inc., Agendia, Inc., Genoptix Medical Laboratory, a part of the Novartis Pharmaceuticals Division, Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as others. Other competition may come from companies that focus on gene profiling and gene or protein expression, including Celera Corporation, GE Healthcare, a business unit of General Electric Company, Hologic, Inc., Novartis AG, Myriad Genetics, Inc., Qiagen N.V. and Response Genetics, Inc., and many other public and private companies. Commercial laboratories, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, with strong distribution networks for diagnostic tests, may also compete with us.

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

Regulation

Clinical Laboratory Improvement Amendments of 1988

We anticipate that we will be a clinical reference laboratory as defined under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). Clinical laboratory tests such as our function-based diagnostics including the MetaSite Breast™ test and our MenaCalc™ diagnostics are regulated under CLIA. As such, we will be required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing.

We have consulted with FDA regulatory counsel in advance of a meeting with the FDA prior to marketing and commercialization of our Breast Cancer Diagnostic test and have formulated a plan to apply for a certificate of accreditation under CLIA to perform testing. We believe we will be subject to survey and inspection every two years to assess compliance with program standards and may be subject to additional inspections without prior notice. The standards applicable to the testing which we perform may change over time. We cannot assure that we will be able to operate profitably should regulatory compliance requirements become substantially more costly in the future.

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

Beginning in January 2006, the FDA began indicating its belief that laboratory-developed tests were subject to FDA regulation as devices and issued a series of guidance documents intending to establish a framework by which to regulate certain laboratory tests. In September 2006, the FDA issued draft guidance on a new class of tests called "In Vitro Diagnostic Multivariate Index Assays", or IVDMIAs. Under this draft guidance, specific tests could be classified as either a Class II or a Class III medical device, which may require varying levels of FDA pre-market review depending on intended use and the level of control necessary to assure the safety and effectiveness of the test. In July 2007, the FDA posted revised draft guidance that addressed some of the comments submitted in response to the September 2006 draft guidance.

In May 2007, the FDA issued a guidance document "Class II Special Controls Guidance Document: Gene Expression Profiling Test System for Breast Cancer Prognosis." This guidance document was developed to support the classification of gene expression profiling test systems for breast cancer prognosis into Class II. In addition, the Secretary of the Department of Health and Human Services, or HHS, requested that its Advisory Committee on Genetics, Health and Society make recommendations about the oversight of genetics testing. A final report was published in April 2008.

In June 2010, the FDA announced a public meeting to discuss the agency's oversight of LDTs prompted by the increased complexity of LDTs and their increasingly important role in clinical decision making and disease management. The FDA indicated that it is considering a risk-based application of oversight to LDTs and that, following public input and discussion; it may issue separate draft guidance on the regulation of LDTs which may vary from the previously issued draft guidance on the regulation of IVDMIAs. The public meeting was held in July 2010 and further public comments were submitted to the FDA in September 2010. FDA spokespersons continue to indicate that the agency has prepared draft guidance regarding proposed oversight of LDTs, which is under review for possible issuance. To date, draft guidance has not yet been issued.

Separately, in June 2011, the FDA issued draft guidance regarding "Commercially Distributed In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only," which was finalized in November 2013. Public comments were submitted in response to this draft guidance, which has not been finalized. In addition, the FDA has issued other draft guidance documents, which may impact our tests or our future tests, including draft guidance regarding Mobile Medical Applications that is directed at patient management tools. Public comments were submitted in response to this draft guidance, which has not been finalized. In October 2012, the FDA published a list of planned guidance documents that the agency stated it plans to focus on in its fiscal year 2013, including the finalization of previously issued draft guidance which could include guidance documents addressing FDA regulation of laboratory tests such as ours. We cannot predict the ultimate form of any such guidance or regulation and the potential impact on our tests or materials used to perform our tests. While we expect all materials used in our tests to qualify according to CLIA regulations, we cannot be certain that the FDA might not enact rules or guidance documents which could impact our ability to purchase materials necessary for the performance of our tests. Should any of the reagents obtained by us from vendors and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through additional guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. Legislative proposals addressing oversight of genetic testing and LDTs as well as health information technologies, such as clinical decision support technologies were introduced in recent years and we expect that new legislative proposals will be introduced from time to time. It is possible that legislation could be enacted into law or guidance could be issued by the FDA, which may result in new or increased regulatory requirements for us to continue to offer our tests or develop and introduce new tests.

If pre-market review is required, our business could be negatively impacted until such review is completed and clearance to market or approval is obtained, and the FDA could require that we stop selling our tests pending pre-market clearance or approval. If our tests are allowed to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA, or if labeling claims the FDA allows us to make are limited, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing a PMA application with the FDA. If pre-market review is required by the FDA, there can be no assurance that our tests will be cleared or approved on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our tests. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by the FDA and to the requirements of the FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA pre-market review of our tests if we determine that doing so would be appropriate.

Health Insurance Portability and Accountability Act

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and final omnibus rules, were issued by HHS to protect the privacy and security of protected health information used or disclosed by health care providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties.

We plan on developing policies and procedures to comply with these regulations by any respective compliance enforcement dates. The requirements under these regulations may change periodically and could have an adverse effect on our business operations if compliance becomes substantially more costly than under current requirements.

In addition to federal privacy regulations, there are a number of state and international laws governing confidentiality of health information that may be applicable to our operations. The United States Department of Commerce, the European Commission and the Swiss Federal Data Protection and Information Commissioner have agreed on a set of data protection principles and frequently asked questions (the "Safe Harbor Principles") to enable U.S. companies to satisfy the requirement under European Union and Swiss law that adequate protection is given to personal information transferred from the European Union or Switzerland to the United States. The European Commission and Switzerland have also recognized the Safe Harbor Principles as providing adequate data protection.

New laws governing privacy may be adopted in the future as well. We have taken steps to comply with health information privacy requirements to which we are aware that we will be subject. However, we can provide no assurance that we will be in compliance with diverse privacy requirements in all of the jurisdictions in which we do business. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse impact on our business.

Federal and State Physician Self-referral Prohibitions

We will be subject to the federal physician self-referral prohibitions, commonly known as the Stark Law, and to similar state restrictions such as the California's Physician Ownership and Referral Act, or PORA. Together these restrictions generally prohibit us from billing a patient or any governmental or private payor for any test when the physician ordering the test, or any member of such physician's immediate family, has an investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition. Both the Stark Law and PORA contain an exception for compensation paid to a physician for personal services rendered by the physician. We would be required to refund any payments we receive pursuant to a referral prohibited by these laws to the patient, the payor or the Medicare program, as applicable.

Both the Stark Law and certain state restrictions such as PORA contain an exception for referrals made by physicians who hold investment interests in a publicly traded company that has stockholders’ equity exceeding $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years, and which satisfies certain other requirements. In addition, both the Stark Law and certain state restrictions such as PORA contain an exception for compensation paid to a physician for personal services rendered by the physician.

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

Sanctions for a violation of the Stark Law include the following:

●	denial of payment for the services provided in violation of the prohibition;

●	refunds of amounts collected by an entity in violation of the Stark Law;

●	a civil penalty of up to $15,000 for each service arising out of the prohibited referral;

●	possible exclusion from federal healthcare programs, including Medicare and Medicaid; and

●	a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law’s prohibition.

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

Federal, State and International Anti-kickback Laws

The Federal Anti-kickback Law makes it a felony for a provider or supplier, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any federal health care program. A violation of the Anti-kickback Law may result in imprisonment for up to five years and fines of up to $250,000 in the case of individuals and $500,000 in the case of organizations. Convictions under the Anti-kickback Law result in mandatory exclusion from federal health care programs for a minimum of five years. In addition, HHS has the authority to impose civil assessments and fines and to exclude health care providers and others engaged in prohibited activities from Medicare, Medicaid and other federal health care programs.

Actions which violate the Anti-kickback Law or similar laws may also involve liability under the Federal False Claims Act, which prohibits the knowing presentation of a false, fictitious or fraudulent claim for payment to the United States Government. Actions under the Federal False Claims Act may be brought by the Department of Justice or by a private individual in the name of the government.

Although the Anti-kickback Law applies only to federal health care programs, a number of states have passed statutes substantially similar to the Anti-kickback Law pursuant to which similar types of prohibitions are made applicable to all other health plans and third-party payors.

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

New York Laboratory Licensing

We anticipate that our clinical reference laboratory will be located in New York. Accordingly, we will be required to be licensed by New York, under New York laws and regulations, which establish standards for:

●	day-to-day operation of a clinical laboratory, including training and skill levels required of laboratory personnel;

●	physical requirements of a facility;

●	equipment; and

●	quality control.

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

Other States’ Laboratory Testing

Florida, Maryland, Pennsylvania and Rhode Island require out-of-state laboratories, which accept specimens from those states to be licensed. We expect to obtain licenses in those four states.

From time to time, we may become aware of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states do have such requirements or will have such requirements in the future. If we identify any other state with such requirements or if we are contacted by any other state advising us of such requirements, we intend to follow instructions from the state regulators as to how we should comply with such requirements.

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

Employees

We currently have six full time employees and two part-time employees on a consultancy basis.  In addition, we utilize outside consultants to support certain elements of our drug discovery and research and development operations. We have also engaged several consulting firms involved with investor relations, regulatory strategy and clinical trial planning. We plan to increase the number of employees in the areas of clinical research and testing, engineering, manufacturing, and sales and marketing in 2014 and 2015.

Patents and Intellectual Property

We believe that clear and extensive patent coverage for our technologies is central to our long-term success and we have invested and will invest accordingly. This has been accomplished in conjunction with the resources of the Licensors. This applies to both domestic and international patent coverage.

In December 2013, the United States Patent and Trademark Office (“USPTO”) issued U.S. Patent Number US 8,603,738 entitled: " Metastasis specific splice variants of Mena and uses thereof in diagnosis, prognosis and treatment of tumors" which claims center on our MenaCalc™ diagnostic platform.  Additionally, in February 2014, the USPTO issued U.S. Patent No. 8,642,277 entitled: " Tumor Microenvironment of Metastasis (TMEM) and Uses Thereof in Diagnosis, Prognosis, and Treatment of Tumors” which claims center on our MetaSite Breast™ diagnostic assay.  Both patents are covered under the License Agreement (as defined below).

On August 26, 2010, MetaStat entered into a License Agreement (the “License Agreement”) with Einstein, MIT, Cornell and IFO-Regina. The License Agreement covers pending patent applications, patent disclosures, cell lines and technology surrounding discoveries in the understanding of the underlying mechanisms of systemic metastasis in solid epithelial cancers. The License Agreement calls for certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under the agreement.

The intellectual property covered by the License Agreement is summarized as follows:

1.
U.S. Patent No. 8,642,277, entitled “Tumor Microenvironment of Metastasis (TMEM) and Uses Thereof in Diagnosis, Prognosis, and Treatment of Tumors”, inventors: Frank Gertler, John Condeelis, Thomas Rohan, and Joan Jones; assigned to MIT, Cornell and Einstein; and

2.
U.S. Continuation-in-part of PCT/US08/1343, entitled “Metastasis specific splice variants of Mena and uses thereof in diagnosis, prognosis and treatment of tumors”, inventors: John Condeelis, Sumanta Goswami, Paola Nistico, and Frank Gertler; assigned to Einstein, IFO and MIT; and

3.
U.S. Patent No. 8,603,738, entitled “Metastasis specific splice variants of Mena and uses thereof in diagnosis, prognosis and treatment of tumors”, inventors: John Condeelis, Sumanta Goswami, Paola Nistico, and Frank Gertler; assigned to Einstein, IFO and MIT; and

4.
European Patent Application No. 08713370.8, entitled “Metastasis specific splice variants of Mena and uses thereof in diagnosis, prognosis and treatment of tumors”, inventors: John Condeelis, Sumanta Goswami, Paola Nistico, and Frank Gertler; assigned to Einstein, IFO and MIT; and

5.
Canadian Patent Application No. 2,676,179, entitled “Metastasis specific splice variants of Mena and uses thereof in diagnosis, prognosis and treatment of tumors”, inventors: John Condeelis, Sumanta Goswami, Paola Nistico, and Frank Gertler; assigned to Einstein, IFO and MIT

Pursuant to the License Agreement, we have the right to initiate legal proceedings on our behalf or in the Licensors’ names, if necessary, against any infringer, or potential infringer, of an licensed intellectual property who imports, makes, uses, sells or offers to sell products. Any settlement or recovery received from any such proceeding shall be divided eighty percent (80%) to us and twenty percent (20%) to the Licensors after we deduct from any such settlement or recovery our actual counsel fees and out-of-pocket expenses relative to any such legal proceeding. If we decide not to initiate legal proceedings against any such infringer, then the Licensors shall have the right to initiate such legal proceedings. Any settlement or recovery received from any such proceeding initiated by the Licensors shall be divided twenty percent (20%) to us and eighty percent (80%) to the Licensors after the Licensors deduct from any such settlement or recovery their actual counsel fees and out-of-pocket expenses relative to any such legal proceeding.

Further, in accordance with the terms of the License Agreement, we paid a license signing fee of $25,000 in connection with entering into the License Agreement and are required to make a series of annual minimum royalty payments beginning on the first anniversary date, or August 26, 2011.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year five. To date, we have satisfied payments for 2011, 2012 and 2013 in the amount of $30,000, respectively. We are required to make additional payments of $30,000 in 2014, $50,000 in 2015, $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter.

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

The intellectual property covered by the Second License Agreement is summarized as follows:

1.	U.S. Patent No. 8,298,756 entitled “Isolation, Gene Expression, And Chemotherapeutic Resistance Of Motile Cancer Cells”; inventor: John S. Condeelis; and

2.	Canadian Patent Application No. 2,576,702 entitled “Isolation, Gene Expression, And Chemotherapeutic Resistance Of Motile Cancer Cells”; inventor: John S. Condeelis; and

3.	European Patent Application No. 05807467.5 entitled “Isolation, Gene Expression, And Chemotherapeutic Resistance Of Motile Cancer Cells”; inventor: John S. Condeelis; and
4.	U.S. Provisional Patent Application (pending) entitled “Human Invasion Signature For Prognosis Of Metastatic Risk”; inventors: John S. Condeelis and Antonia Patsialou.

The intellectual property covered by the Third License Agreement is summarized as follows:

1.
U.S. Patent Application No. 12/998,237 (based on PCT International Patent Application No. PCT/2009/005851) entitled “An In Vivo Quantitative Screening Test For Anti-Metastasis Treatment Efficacy”; inventors: Jeffrey Edward Segall, John Condeelis, Dmitriy Kedrin, Jacco van Rheenen, Bojana Gligorijevic.

Pursuant to the Second License Agreement, we paid a license signing fee of $15,000 in connection with entering into the Second License Agreement and are required to make a series of annual minimum royalty or “license maintenance” payments beginning on the first anniversary date of the effective date, or January 3, 2013.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year three. We have satisfied the license maintenance payment of $12,000 for the first anniversary in 2013. We are required to make additional payments of $12,000 in 2014, which payment due date has been mutually extended by the parties, $30,000 in each of 2015 and 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter.

Pursuant to the Third License Agreement, we paid a license signing fee of $15,000 in connection with entering into the Third License Agreement and are required to make a series of annual minimum royalty or “license maintenance” payments beginning on the first anniversary date of the effective date, or January 3, 2013.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year three. We have satisfied the license maintenance payment of $12,000 for the first anniversary in 2013. We are required to make additional payments of $12,000 in 2014, which have been mutually extended by the parties, $30,000 in each of 2015 and 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter.

On December 7, 2013, we entered into two separate worldwide exclusive license agreements with MIT and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology, Einstein, and Montefiore Medical Center (“Montefiore” and, together with MIT and Einstein, the “Alternative Splicing Licensors”). The diagnostic license agreement (the “Alternative Splicing Diagnostic License Agreement”) covers pending patent applications, patent disclosures, and technology surrounding discoveries of alternatively spliced mRNA and protein isoform markers for the diagnosis and prognosis of cancer through the epithelial to mesenchymal transition (“EMT”) in epithelial solid tumor cancers. The therapeutic license agreement (the “Alternative Splicing Therapeutic License Agreement” and, together with the Diagnostic License Agreement, the “2014 Alternative Splicing License Agreements”) covers pending patent applications, patent disclosures, and technology surrounding discoveries of alternatively spliced mRNA and protein isoform markers for the treatment and/or prevention of cancer through the EMT in epithelial solid tumor cancers. The 2014 Alternative Splicing License Agreements call for certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under the agreement.

The intellectual property covered by the 2014 Alternative Splicing License Agreements is summarized as follows:

1.
U.S. Patent Application No. 14/000,995 entitled “Alternatively Spliced mRNA Isoforms as Prognostic Indicators for  Metastatic Cancer”, by Christopher B. Burge, Wu Albert Cheng, John Condeelis, Frank B. Gertler, Maja Oktay and Irina M. Sharpiro; and

2.
European Patent Application No. 12749944.0 entitled “Alternatively Spliced mRNA Isoforms as Prognostic Indicators for  Metastatic Cancer”, by Christopher B. Burge, Wu Albert Cheng, John Condeelis, Frank B. Gertler, Maja Oktay and Irina M. Sharpiro; and

3.
Singaporean Patent Application No. 201306378-9 entitled “Alternatively Spliced mRNA Isoforms as Prognostic Indicators for  Metastatic Cancer”, by Christopher B. Burge, Wu Albert Cheng, John Condeelis, Frank B. Gertler, Maja Oktay and Irina M. Sharpiro.

In accordance with the terms of the Alternative Splicing Diagnostic License Agreement, we paid a license signing fee of $15,000 in connection with entering into the Alternative Splicing Diagnostic License Agreement.  In accordance with the terms of the Alternative Splicing Therapeutic License Agreement, we paid a license signing fee of $5,000 in connection with entering into the Alternative Splicing Therapeutic License Agreement. Pursuant to the 2014 Alternative Splicing License Agreements, we are required to make a series of annual minimum royalty or “license maintenance” payments for each license beginning on January 1, 2015. For a period of five years on each anniversary, we are required to make additional payments in amounts that gradually increase each year. The payments are $10,000 in 2015, $15,000 in 2016, $25,000 in 2017, $37,500 in 2018, and $50,000 in 2019, respectively. We are required to make additional payments of $50,000 every year each license is in effect thereafter. The license maintenance fee pursuant to the Alternative Splicing Therapeutic License Agreement shall not be due for as long as the Alternative Splicing Diagnostic License Agreement is in effect. Additionally, these annual license maintenance payments will be credited to running royalties due on net sales earned in the same calendar year.

Further, pursuant to the 2014 Alternative Splicing License Agreements, we have the right to initiate legal proceedings on our behalf or in the Licensors’ names, if necessary, against any infringer, or potential infringer, of any licensed intellectual property who imports, makes, uses, sells or offers to sell products. Any settlement or recovery received from any such proceeding shall be divided 80% to us and 20% to the Licensors after we deduct from any such settlement or recovery our actual counsel fees and out-of-pocket expenses relative to any such legal proceeding. If we decide not to initiate legal proceedings against any such infringer, then the Licensors shall have the right to initiate such legal proceedings. Any settlement or recovery received from any such proceeding initiated by the Licensors shall be divided 20% to us and 80% to the Licensors after the Licensors deduct from any such settlement or recovery their actual counsel fees and out-of-pocket expenses relative to any such legal proceeding.

We also seek to ensure a competitive position and add to our intellectual property portfolio through licensing, partnerships, joint development and joint venture agreements.

Insurance

We have general and umbrella liability insurance as well as directors and officers insurance in amounts that we believe comply with industry standards.

Corporate Structure

We were incorporated on March 28, 2007 under the laws of the State of Nevada.  From inception until November of 2008, our business plan was to produce and market inexpensive solar cells and in November 2008, our board of directors determined that the implementation of our business plan was no longer financially feasible.  At such time, we discontinued the implementation of our prior business plan and pursued an acquisition strategy, whereby we sought to acquire a business. Based on these business activities, until February 27, 2012, we were considered a "blank check" company, with no or nominal assets (other than cash) and no or nominal operations.

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

On the Closing Date, we assumed MBM’s 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”) and reserved 1,116,789 shares of our common stock for the benefit of our employees, nonemployee directors and consultants. All 507,500 options outstanding under the 2012 Plan were converted, on a 2.2-for-1 basis, into the right to receive options to purchase up to 1,116,500 shares of our common stock with an exercise price of $0.68 per share.  On May 21, 2012, we increased the number of authorized and unissued shares of common stock reserved for issuance pursuant to the 2012 Plan to 3,116,789.

Principal Executive Offices

Our principal executive office is located at 8 Hillside Drive, Suite 207, Montclair, New Jersey 07042 and the telephone number at this address is (973) 744-7618.  We have additional executive offices at 1510 Broadway, 23rd Floor, New York, NY 10018 and the telephone number at this address is (212) 796-8170. Our website is http://www.metastat.com.  Information contained on our website does not constitute part of, and is not deemed incorporated by reference into, this Form 10-K.

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

Risks Relating to Our Business

If we are unable to continue as a going concern, our securities will have little or no value.

The reports of our independent registered public accounting firms that accompanies our audited consolidated financial statements for the years ended February 28, 2014 and February 28, 2013 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. As of February 28, 2014 we had an accumulated deficit of $10,727,675. We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through June 2014, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, the ability of us to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which would likely cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

We are at an early stage of development as a company and do not have, and may never have, any products that generate revenues.

We are a development stage life sciences company. At this time, we do not have any commercial products or laboratory services that generate revenues. Our existing diagnostic offerings will require additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they could provide any revenues. Given the stage of development where we are, we expect to be able to begin initial marketing as early as 2015 for our Breast Cancer Diagnostic test and commence full implementation of our sales and marketing strategy as early as 2016. If we are unable to develop, receive approval for, or successfully commercialize any of our diagnostic candidates, we will be unable to generate significant revenues, or any revenues at all. If our development programs are delayed, we may have to raise additional capital or reduce or cease our operations.

We have a history of net losses, and we expect to incur net losses for the foreseeable future and we expect to continue to incur significant expenses to develop and commercialize our tests.

We have incurred substantial net losses since our inception. For the fiscal years ended February 28, 2014 and February 28, 2013, we incurred net losses of $5,365,196 and $2,520,579, respectively. From our inception in July 2009 through February 28, 2014, we had an accumulated deficit of $10,727,675. To date, we have not achieved, and we may never achieve, revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing and enhancing our Breast Cancer Diagnostic test, and to continue developing the MenaCalc™ platform of diagnostics assays for breast, prostate and lung cancers, the MenaBloc™ therapeutic platform, and any other future diagnostic tests and therapies. We expect to incur additional losses in the future, and we may never achieve profitability.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.

In recent years, we have incurred significant costs in connection with the development of our the MetaSite Breast™ test, the MenaCalc™ platform of diagnostics assays for breast, prostate and lung cancers, as well as initial work on the MenaBloc™ therapeutic. Our research and development expenses were $824,336 and $516,798 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively. We expect our research and development expense levels to remain high for the foreseeable future as we seek to expand the clinical utility of our Breast Cancer Diagnostic test and develop additional diagnostics and therapeutics in our product portfolio. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.

We do not have our own diagnostic research facilities and will be dependent on third parties for diagnostic product development.

We do not have our own research and development facilities dedicated to diagnostic development and may engage consultants and independent contract research organizations to design and conduct clinical trials in connection with the development of our diagnostic products. As a result, these important aspects of a product's development will be outside of our direct control. In addition, there can be no assurance that such third parties will perform all of their obligations under arrangements with us or will perform those obligations satisfactorily.

If we fail to obtain additional financing, we will be unable to complete the development and commercialization of our product candidates or continue our research and development programs.

In addition to the funds raised in our recent private placements, we may be required to raise additional capital to complete the development and to begin commercialization of our current and future product candidates. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our clinical trials, and the commercialization of our diagnostic tests.

If third-party payors, including managed care organizations and Medicare, do not provide reimbursement for our products, their commercial success could be compromised.

Our Breast Cancer Diagnostic test has an anticipated list price of $2,500. Physicians and patients may decide not to order the Breast Cancer Diagnostic test unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion or all of the test’s price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including our Breast Cancer Diagnostic test and any of our future diagnostics and therapies. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

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

Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers such as Blue Cross and Blue Shield plans, which collectively provide healthcare coverage for nearly one-third of all Americans, as grounds to deny coverage for a test or procedure. These assessments have not yet been carried for our Breast Cancer Diagnostic test. We can offer no assurance that these evaluations will ever be conducted, and if conducted, will result in a positive conclusion resulting in any third party reimbursement to us.

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

Any delays in completing our clinical trials for our Breast Cancer Diagnostic test and our MenaCalc™ platform of diagnostics assays may delay our ability to raise additional capital or to generate revenue, and we may have insufficient capital resources to support our operations.  Even if we have sufficient capital resources, the ability to become profitable will be delayed if there are problems with the timing or completion of our clinical trials.

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

Clinical laboratory tests like our Breast Cancer Diagnostic test are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as administered through the CMS, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called laboratory development tests, or LDTs. Most LDTs currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that our Breast Cancer Diagnostic test is not a diagnostic kit and also believe that it is an LDT. As a result, we believe the Breast Cancer Diagnostic test should not be subject to regulation under established FDA policies. The FDA may decide at any time at its sole discretion to modify these rules, or the United States Congress may enact new legislation, resulting in the need for us to conduct further trials in order to qualify the Breast Cancer Diagnostic test for marketing approval. This may reduce or eliminate any potential revenue from sales of the Breast Cancer Diagnostic test and may necessitate further round(s) of fund raising resulting in substantial dilution to investors.

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

The FDA requires extensive pre-market clinical testing prior to submitting a regulatory application for commercial sales. Our Breast Cancer Diagnostic test and our product candidates require pre-market clinical trials, and whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory approval for our test. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our test, or to become profitable.

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

If we were to lose our CLIA accreditation or appropriate state license(s), whether as a result of a revocation, suspension or limitation, we would no longer be able to sell our Breast Cancer Diagnostic test, or other diagnostic tests, which would significantly harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states.

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

For the foreseeable future, we expect to derive substantially all of our revenues from sales of our Breast Cancer Diagnostic test. We anticipate commencing full implementation of our sales and marketing strategy as early as 2015.. We are in various stages of research and development for other function-based diagnostic assays that we may offer as well as for enhancements to our existing test.  We do not currently expect to commercialize these additional tests for additional cancer indications until at least 2016, and we are not currently able to estimate when we may be able to commercialize therapeutics for cancer metastasis or whether we will be successful in doing so.  If we are unable to increase sales of the Breast Cancer Diagnostic test or to successfully develop and commercialize other diagnostic tests, enhancements, or therapeutics, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

We may experience limits on our revenues if physicians decide not to order our tests.

If medical practitioners do not order the Breast Cancer Diagnostic test or any future tests developed by us, we will likely not be able to create demand for our products in sufficient volume for us to become profitable. To generate demand, we will need to continue to make oncologists, surgeons and pathologists aware of the benefits of the Breast Cancer Diagnostic test and any products we may develop in the future through published papers, presentations at scientific conferences and one-on-one education by our sales force. Some physicians may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if patients recommend that their physicians use our test, physicians may still decide not to use the Breast Cancer Diagnostic test, either because they have not been made aware of its utility or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the physician population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability. In addition, we will need to demonstrate our ability to obtain adequate reimbursement coverage from third-party payors.

We may experience limits on our revenues if patients decide not to use our test.

Some patients may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our test, patients may still decide not to use the Breast Cancer Diagnostic test, either because they do not want to be made aware of the likelihood of metastasis or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the patient population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability.

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

We do not currently have laboratory facilities. However, we do expect to open a laboratory facility in the New York metropolitan area. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

In order to rely on a third party to perform our tests, we could only use another facility with established state licensure and CLIA accreditation under the scope of which our Breast Cancer Diagnostic test could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing to adopt the Breast Cancer Diagnostic test and comply with the required procedures, or that this laboratory would be willing to perform the tests for us on commercially reasonable terms. In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us would be subject to certification under CLIA and licensed by several states, including California and New York, which can take a significant amount of time and result in delays in our ability to begin operations.

We rely on a limited number of suppliers or, in some cases, a sole supplier, for some of our laboratory instruments and materials and may not be able to find replacements in the event our supplier no longer supplies that equipment.

We expect to rely on Perkin Elmer to supply some of the laboratory equipment on which we perform our tests. We will periodically forecast our needs for laboratory equipment and enter into standard purchase orders or leasing arrangements based on these forecasts. We believe that there are relatively few equipment manufacturers that are currently capable of supplying the equipment necessary for the Breast Cancer Diagnostic test. Even if we were to identify other suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Perkin Elmer the quality and quantity of equipment we require for the Breast Cancer Diagnostic test, we may need to reconfigure our test process, which would result in delays in commercialization or an interruption in sales. If any of these events occur, our business and operating results could be harmed. Additionally, if Perkin Elmer deems us to have become uncreditworthy, it has the right to require alternative payment terms from us, including payment in advance. We may also be required to indemnify Perkin Elmer against any damages caused by any legal action or proceeding brought by a third party against Perkin Elmer for damages caused by our failure to obtain required approval with any regulatory agency.

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

Our success will depend in part on our ability to obtain or license patents and enforce patent protection of our products and licensed technologies, as well as the ability of the Licensors to enforce patent protection covering the patents which we license pursuant to the License Agreement, Second License Agreement, Third License Agreement and the 2014 Alternative Splicing License Agreements both in the United States and other countries to prevent our competitors from developing, manufacturing and marketing products based on our technology. The patent positions of biotechnology companies, such as us, are generally uncertain and involve complex legal and factual questions. We will be able to protect our licensed intellectual property rights from unauthorized use by third parties only to the extent that our licensed technologies are covered by any valid and enforceable patents or are effectively maintained as trade secrets. We could incur substantial costs in seeking enforcement of any eventual patent rights against infringement, and we cannot guarantee that patents that we obtain or in-license will successfully preclude others from using technology that we rely upon. We have applied and intend to apply for patents in the United States and other countries covering our technologies and therapies as and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. We cannot predict the breadth of claims that maybe allowed and issued in patents related to biotechnology applications. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. For example, methods of treating humans are not patentable in many countries outside of the United States.

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

We license technology necessary to develop our products from third parties. For example, we license technology from MIT, Einstein, Cornell and IFO-Regina located in Rome, Italy, that we use to analyze tissue samples in our tests and that we use in our sponsored research to develop additional tests and to develop anti-metastasis therapeutics. In return for the use of a third party’s technology, we have agreed to pay the licensors royalties based on sales of our products. Royalties are a component of cost of product revenues and impact the profit margin from sales of our test. We may need to license other technology to commercialize future products.  Our liquidity issues in the past have sometimes caused a delay in payment under our existing license agreements.  Our business may suffer if we are unable to meet our obligations, financial or otherwise, under our existing license agreements and these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms.

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

We maintain an executive office at 8 Hillside Avenue, Suite 207, Montclair, New Jersey 07042. On March 1, 2014 entered into a six month lease arrangement for 550 square feet of executive offices at 1510 Broadway, 23rd Floor, New York, NY 10018 for $5,700 per month for our management and administrative facilities. This lease agreement will automatically renew for successive periods under the same terms unless alternative arrangements have been made in writing at least sixty days prior to the end date.

Effective as of September 1, 2013, we entered into an agreement of lease with Long Island High Technology Incubator, Inc. in connection with our new drug discovery research facility located in Stony Brook, NY. The term of the lease is for one year, from September 1, 2013 through August 31, 2014, and the rent payable thereunder is $28,000 per year, payable in monthly installments of $2,333.

We anticipate entering into a lease agreement for a commercial reference laboratory and research and development space, as early as the second half of calendar 2014.

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

Market Price Information for our Common Stock

Our common stock is quoted on the OTCBB under the symbol “MTST.” The following table sets forth the high and low bid information for our common stock for the two most recent fiscal years. The OTCBB quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock
	High	Low
March 1, 2012 through May 31, 2012	$5.00	$0.15
June 1, 2012 through August 31, 2012	$6.00	$3.00
September 1, 2012 through November 30, 2012	$4.25	$3.00
December 1, 2012 through February 28, 2013	$3.75	$3.50
March 1, 2013 through May 31, 2013	$3.50	$2.43
June 1, 2013 through August 31, 2013	$2.60	$1.50
September 1, 2013 through November 30, 2013	$1.79	$1.30
December 1, 2013 through February 28, 2014	$1.91	$1.33

On June 12, 2014, the last reported price for our common stock on the OTC Bulletin Board was $1.09

Number of Record Holders of Our Common Stock

As of June 10, 2014, we had 21,623,899 shares of our common stock outstanding and 130 holders of record of our common stock.  The number of record holders was determined from our records and the records of our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,680,000	$1.70	33,776
Total	2,680,000	$1.70	33,776

* Does not include 403,013 restricted shares of common stock issued under the Plan.

Recent Sales of Unregistered Securities

May 2014 Convertible Note and Warrant Offering

In May and June 2014, we entered into separate convertible note and warrant purchase agreements with certain accredited investors for the issuance and sale in a private placement consisting of, in the aggregate: (a) $165,000 principal amount of convertible promissory notes (the “May 2014 Notes”) convertible into shares of our common stock, par value $0.0001 per share (the “Common Stock”), and (b) five-year warrants to purchase up to 55,001 shares of Common Stock at an exercise price of $1.50 per share, for aggregate gross proceeds of $165,000.

The May 2014 Notes bear interest at the rate of 8% per annum, mature on August 15, 2014 and rank pari passu to the Company’s currently issued and outstanding 2013 Notes, 2014 Notes, and Additional 2014 Notes and senior to the Company’s issued and outstanding equity securities. Upon the closing by the Company of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $5,000,000 in the aggregate and the Company, prior to or concurrent with the completion of the Qualified Financing, (the “Qualified Financing Threshold Amount”), the outstanding principal amount of the May 2014 Notes together with all accrued and unpaid interest (the “Outstanding Balance”) shall automatically convert into such securities, including Warrants of the Company as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing). For purposes of determining whether the Qualified Financing Threshold Amount has been satisfied, such amount shall include (i) the Outstanding Balance of the May 2014 Notes, (ii) the outstanding principal amount of the 2013 Notes, (iii) the outstanding principal amount of the 2014 Notes, and (iv) the outstanding principal amount of the Additional 2014 Notes, together with all accrued and unpaid interest thereunder.

The forms of each of the convertible note and warrant purchase agreement, May 2014 Note and warrant are attached to this Annual Report on Form 10-K as Exhibits 10.15, 4.4 and 4.5, respectively, and are incorporated herein by reference.  Each of the issuances reflected above were exempt from registration pursuant to Section 4(2) of, and Regulation D promulgated under, the Securities Act of 1933, as amended.

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

Business Overview

We are a development stage life sciences company that is focused on developing and commercializing novel diagnostic tests and therapeutics for the early and reliable prediction and treatment of systemic metastasis - cancer that spreads from a primary tumor through the bloodstream to other areas of the body. Systemic metastasis is responsible for ~90% of all solid tumor cancer related deaths and as such, we believe the more effective treatment of metastatic disease and/or the prevention of metastasis is needed to improve patient outcomes. Our initial Breast Cancer Diagnostic test will be used for early stage breast cancer patients to predict the likelihood of systemic metastasis. We anticipate all tumor samples will be sent to our clinical reference laboratory that we anticipate establishing in New York for analysis. Upon generation and delivery of a “Metastasis Score” report to the physician, we plan to bill third-party payors for the Breast Cancer Diagnostic test. We project that the list price of our Breast Cancer Diagnostic test will be $2,500.

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

Upon commercialization of our Breast Cancer Diagnostic test, we will begin working with third-party payors to establish reimbursement coverage policies. Where policies are not in place, we will pursue case-by-case reimbursement. We believe that as much as 20% of our future revenues may be derived from tests billed to Medicare.

Since our inception, we have generated significant net losses. As of February 28, 2014, we had an accumulated deficit of $10,727,675. We incurred net losses of $5,365,196 and $2,520,579 in the years ended February 28, 2014 and February 28, 2013, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, and to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through June 2014, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, the ability of us to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations and could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

Financial Operations Overview

General and Administrative Expenses

General and administrative expenses from our inception through February 28, 2014 were $7,345,295. Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs and other professional and administrative costs.

Research and Development Expenses

Research and development expenses from our inception through February 28, 2014 were $2,365,539 and substantially all of these expenses were focused on the research and development of the MetaSite Breast™ test. During this time, the MetaSite Breast™ test was not the only product under development. Research and development expenses also represent costs incurred to develop our MenaCalc™ platform of diagnostic assays in breast, lung, and prostate cancers and initial research on our MenaBloc™ therapeutic platform.

We charge all research and development expenses to operations as they are incurred. All potential future product programs, apart from the our Breast Cancer Diagnostic are in the clinical research phase, and the earliest we expect our prostate, lung and colorectal cancer programs to reach the clinical development stage is 2016. However, the expected time frame that a product related to prostate, lung and colorectal cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers.

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

Detachable warrants issued in conjunction with debt are measured at their relative fair value, if they are determined to be equity instruments, or their fair value, if they are determined to be liability instruments, and recorded as a debt discount.  Conversion features that are in the money at the commitment date constitute a beneficial conversion feature that is measured at its intrinsic value and are recognized as debt discount. Debt discount is amortized as accretion expense over the maturity period of the debt using the effective interest method. Contingent beneficial conversion feature are recognized when the contingency has been resolved.

Results of Operations

Comparison of the Years Ended February 28, 2014 and February 28, 2013

Revenues.  There were no revenues for the years ended February 28, 2014 and February 28, 2013, respectively, because we have not yet commercialized any of our function-based diagnostics assays.

General and Administrative Expenses.  General and administrative expenses totaled $3,526,863 for the year ended February 28, 2014 as compared to $2,000,937 for the year ended February 28, 2013. This represents an increase of $1,525,926 for the year ended February 28, 2014 over the year ended February 28, 2013. This increase was due in part to increases in costs for employee salaries, share-based compensation, legal, including intellectual property, accounting and other professional and consulting costs. General and administrative expenses included share-based compensation of $1,637,584 and $5,269 for the year ended February 28, 2014 and February 28, 2013, respectively, and warrants issued for services of $42,993 and $228,689 for the year ended February 28, 2014 and February 28, 2013, respectively.

Research and Development Expenses.Research and development expenses were $824,336 for the year ended February 28, 2014 as compared to $516,798 for the year ended February 28, 2013. This represents an increase of $307,538 for the year ended February 28, 2014 over the year ended February 28, 2013.  This increase resulted primarily from the initiation of our therapeutic development program and share-based compensation.  Research and development expenses included share-based compensation of $294,188 for the year ended February 28, 2014 as compared to $0 for the year ended February 28, 2013.

Other Expenses (Income). Other expenses (income) amounted to $1,013,933 for the year ended February 28, 2014 and consisted of $829,969 of accretion expense $137,098 of interest ,expense, and $32,853 loss on extinguishment of debt, all related to convertible promissory notes.  There were no comparable transactions during the year ended February 28, 2013.

Net Loss.  As a result of the factors described above, we had a net loss of $5,365,196 for the year ended February 28, 2014 as compared to $2,520,579 for the year ended February 28, 2013.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of February 28, 2014, we had an accumulated deficit of $10,727,675. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and convertible promissory notes. Through February 28, 2014, we had received net proceeds of $4,283,755 through the sale of common stock to investors and $2,842,000 from the sale of convertible promissory notes.  As of February 28, 2014, we had cash and cash equivalents of $483,408 and net debt of $2,475,717.  As a result of the most recent sale of shares of common stock and convertible promissory notes, as of February 28, 2014, we have outstanding warrants to purchase 3,146,355 shares of our common stock at a weighted average exercise price of $1.24, which could result in proceeds to us of approximately $3.9 million if all outstanding warrants were exercised for cash.

Cash Flows

As of February 28, 2014, we had $483,408 in cash and cash equivalents, compared to $969,188 on February 28, 2013.

Net cash used in operating activities was $2,199,534 for the year ended February 28, 2014, compared to $2,395,909 for the year ended February 28, 2013. The decrease in cash used of $196,375 was primarily due to an increase of accounts payable to a normalized level for the year ended February 28, 2014 as compared to the year ended February 28, 2013, where accounts payable were reduced.

Net cash used in investing activities was $172,724 for the year ended February 28, 2014, compared to $45,243 for the year ended February 28, 2013. This cash was used for purchases of equipment. We expect amounts used in investing activities to increase in fiscal year 2015 and beyond as we grow our corporate infrastructure, expand research and development activities and establish and add capacity in our commercial laboratory.

Net cash provided by financing activities during the year ended February 28, 2014 was $1,886,478, compared to $2,532,000 for the year ended February 28, 2013. Financing activities consisted primarily of the sale of our convertible promissory notes and common stock purchase warrants for the year ended February 28, 2014 and the sale of our common stock and common stock purchase warrants and convertible promissory notes and common stock purchase warrants for the year ended February 28, 2013.

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

    3.   Raise $5,000,000 in debt, equity or other financing or revenues by the fifth anniversary of the effective date, which requirement has been satisfied by us.

Subsequent Events

Convertible Note and Warrant Offering

In May and June 2014, we entered into separate convertible note and warrant purchase agreements with certain institutional and accredited investors for the issuance and sale in a private placement consisting of, in the aggregate: (a) $165,000 principal amount of Notes convertible into shares of our common stock, and (b) five-year warrants to purchase up to 50,001 shares of common stock at an exercise price of $1.50 per share, for aggregate gross proceeds of $165,000.

Contractual Obligations

As of February 28, 2014, we had the following contractual commitments:

	Payments Due by Period
		Less than			More than 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)
License Agreement	$455	$30	$225	$200	$(1)

Second License Agreement	$397	$42	$155	$200	$(2)

Third License Agreement	$397	$42	$155	$200	$(3)

Alternative Splicing Diagnostic License Agreement	$187	$10	$77	$100	$(4)

Alternative Splicing Therapeutic License Agreement (6)	$0	$0	$0	$0	$(5)

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

(4) Amount of additional payments depends on several factors, including the duration of the Alternative Splicing Diagnostic License Agreement, which depends on expiration of the last patent to be issued pursuant to the Alternative Splicing Diagnostic License Agreement. That duration is uncertain because the last patent has not yet been issued.

(5) Amount of additional payments depends on several factors, including the duration of the Alternative Splicing Therapeutic License Agreement, which depends on expiration of the last patent to be issued pursuant to the Alternative Splicing Therapeutic License Agreement. That duration is uncertain because the last patent has not yet been issued.

(6) The license maintenance fee pursuant to the Alternative Splicing Therapeutic License Agreement shall not be due for as long as the Alternative Splicing Diagnostic License Agreement is in effect.

Pursuant to the License Agreement, we are required to make a series of annual minimum royalty or “license maintenance” payments under the License Agreement beginning on the first anniversary date, or August 26, 2011.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year five. To date, we have satisfied payments for 2012 and 2013 in the amount of $30,000, respectively. We are required to make additional payments of $30,000 in 2014, $50,000 in 2015, $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter.

Pursuant to the Second License Agreement, we are required to make a series of annual minimum royalty or “license maintenance” payments beginning on the first anniversary date of the effective date, or January 3, 2013.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year three. We have satisfied the license maintenance payment of $12,000 for the first anniversary in 2013 We are required to make additional payments of $12,000 in 2014, which payment due date has been mutually extended by the parties, $30,000 in each of 2015 and 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter.

Pursuant to the Third License Agreement, we are required to make a series of annual minimum royalty or “license maintenance” payments beginning on the first anniversary date of the effective date, or January 3, 2013.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year three. We have satisfied the license maintenance payment of $12,000 for the first anniversary in 2013. We are required to make additional payments of $12,000 in 2014, which payment due date has been mutually extended by the parties, $30,000 in each of 2015 and 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter.

Pursuant to the Alternative Splicing Diagnostic License Agreement, we paid a license signing fee of $15,000 in connection with entering into the Alternative Splicing Diagnostic License Agreement and in accordance with the terms of the Alternative Splicing Therapeutic License Agreement, we paid a license signing fee of $5,000 in connection with entering into the Alternative Splicing Therapeutic License Agreement.  Pursuant to the 2014 Alternative Splicing License Agreements, we are required to make a series of annual minimum royalty or “license maintenance” payments for each license beginning on January 1, 2015.  For a period of five years on each anniversary, we are required to make additional payments in amounts that gradually increase each year. The payments are $10,000 in 2015, $15,000 in 2016, $25,000 in 2017, $37,500 in 2018, and $50,000 in 2019, respectively.  We are required to make additional payments of $50,000 every year each license is in effect thereafter.  The license maintenance fee pursuant to the Alternative Splicing Therapeutic License Agreement shall not be due for as long as the Alternative Splicing Diagnostic License Agreement is in effect.  Additionally, these annual license maintenance payments will be credited to running royalties due on net sales earned in the same calendar year.

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

On March 1, 2014, we entered into a six-month lease arrangement for 550 square feet of offices at 1510 Broadway, 23rd Floor, New York, NY 10018 for $5,700 per month for our management and administrative facilities. The lease agreement will automatically renew for successive periods under the same terms unless alternative arrangements have been made in writing at least sixty days prior to the end date.

Beginning as early as the first quarter of fiscal 2015, we intend to enter into arrangements for the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. We cannot at this time provide assurances that we will be able to enter into agreements with vendors on terms commercially favorable to us or that we will be able to enter into such arrangements without securing additional financing.

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

The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in reimbursement. We expect that we will receive limited payments for our Breast Cancer Diagnostic test billings from the beginning of our marketing efforts into the foreseeable future. As reimbursement contracts with third-party payors are put into place, we expect an increase in the number and level of payments received for the MetaSite Breast™ test billings.

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through June 2014, without raising additional capital. We cannot be certain that any of our future efforts to secure reimbursement contract programs or development of future products will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result.  We are currently exploring various financing options that are available to us.

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

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of February 28, 2014, we had cumulative net operating loss carryforwards for federal income tax purposes of $7,372,397. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in the year 2029. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change.” The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of February 28, 2014. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of February 28, 2014.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was not effective as of February 28, 2014.  The primary factors contributing to the material weakness, which relates to our financial statement close process, were:

●	Lack of proper segregation of duties due to limited personnel; and

●	Lack of a formal review process that includes multiple levels of review, resulting in adjustments related shared based compensation.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting.

We have had no changes in internal control over financial reporting during the period ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Oscar L. Bronsther, M.D., F.A.C.S.	62	Chief Executive Officer, Chief Medical Officer and Director (1)
Warren C. Lau	60	President, Chief Financial Officer and Director (2)
Daniel H. Schneiderman	36	Vice President, Finance, Comptroller and Secretary
Johan M. (Thijs) Spoor	41	Chairman of the Board of Directors (1)
David N. Siegel	52	Director (1)
Patrick T. Mooney, M.D.	46	Director (1)
David M. Epstein, Ph.D.	55	Director (3)
______________
(1)	Appointed as a member of our board of directors on February 27, 2012, effective as of April 7, 2012.
(2)	Appointed as a member of our board of directors on February 27, 2012.
(3)	Appointed as a member of our board of directors on April 16, 2013.

Oscar Bronsther, M.D., F.A.C.S.  Dr. Bronsther was appointed as chief medical officer and chairman of our board of directors on February 27, 2012, effective as of April 7, 2012.  Dr Bronsther was appointed as our chief executive officer on December 21, 2012, at which time he resigned as chairman of the board.  Dr. Bronsther is a Diplomat, American Board of Surgery, and since November 2008, has served as the Chairman, Section of General Surgery, at Inova Fairfax Hospital. Since September 2003, he has also served as Clinical Professor of Surgery at George Washington University in Washington, D.C.  From 2005 to 2007, he served as Chairman of the Board of National Transplant Network.  Dr. Bronsther received his B.A. from the University of Rochester in 1973, his M.D. from Downstate Medical Center in 1978, was a Fellow in Kidney Transplantation at Downstate Medical Center, and was a Fellow in Liver Transplantation at the University of Pittsburgh Center.  Dr. Bronsther’s editorial positions include Reviewer, Journal of the American College of Surgeons, Transplantation, Transplant Proceedings, Liver Transplantation and Surgery, and the American Journal of Kidney Disease.  Dr. Bronsther is the author of 63 peer-reviewed publications, seven books and book chapters, and has participated in over 30 invited lectures. Dr. Bronsther’s broad range of experience in medicine, academia, and administration enable him to provide a unique and valuable perspective to our board of directors.

Warren C. Lau. Mr. Lau has served as our president and director since February 27, 2012.  Mr. Lau also served as our chief executive officer from February 27, 2012 to December 21, 2012.   Mr. Lau was appointed our chief financial officer on May 1, 2012. From July 2009 until February 2012, Mr. Lau served as Founder, President and CEO of MBM. For over one year prior to the incorporation of MBM in July of 2009, Mr. Lau was active in technology evaluation leading to the founding of the Company. From October 2005 to March 2008, Mr. Lau served as a director and as the founder, president and CEO of HoustonPharma, Inc., a biotechnology company located in Houston, Texas. Mr. Lau was the founder of PharmaFrontiers Corp., a biotechnology company located in Houston, Texas, in February 2003 and served as a member of such company’s board of directors and as its president, chief executive officer and treasurer until July of 2004. In 2004, PharmaFrontiers acquired Opexa Pharmaceuticals. Mr. Lau was the founder of Adventrx Pharmaceuticals, Inc. in 1996.  He served as its president and CEO and as a member of its board of directors from July 1996 through November 2001. During his time as president and CEO, this company consummated two acquisitions, Immune Complex Corporation in 1997, which was later spun off to the shareholders, and Biokeys Pharmaceuticals, Inc. From November 1997 to September 1998, Mr. Lau served as a director of Immune Complex Corporation and Synthetic Genetics, Inc., privately held biotechnology companies. As our president and chief executive officer, Mr. Lau’s significant experience in the life science and biotechnology industries enable him to provide significant insights into our business and make him qualified to be a member of our board of directors.

Daniel H. Schneiderman.  Mr. Scheniderman was appointed Vice President of Finance effective December 21, 2012 and has served as the Company's Vice President, Comptroller and Secretary since February 27, 2012. Mr. Schneiderman has ten years of investment banking and corporate finance experience, focusing on private and public equity for small and mid-market capitalization companies mainly in the healthcare and life sciences sectors. Prior to joining the Company, he was senior vice president of investment banking for Burnham Hill Partners LLC, where he worked since 2008. From 2004 through 2008, Mr. Schneiderman was vice president of investment banking at Burnham Hill Partners, a division of Pali Capital, Inc. Previously, Mr. Schneiderman worked at H.C. Wainwright & Co. in 2004 as an analyst. Mr. Schneiderman holds a Bachelor's Degree from Tulane University.

Johan M. (Thijs) Spoor.  Mr. Spoor was appointed to our board of directors on February 27, 2012, effective as of April 7, 2012 and was appointed chairman of the board on December 21, 2012.  Mr. Spoor is currently the chief executive officer, president, chief financial officer and director of FluoroPharma Medical Inc., a public biopharmaceutical company.  He has held these positions at FluoroPharma since May 2011. Mr. Spoor also sits on the board of directors of AtheroNova, Inc. (AHRO) and Protea Biosciences Group, Inc. (PRGB). Mr. Spoor holds a Nuclear Pharmacy degree from the University of Toronto as well as an M.B.A. from Columbia University with concentrations in finance and accounting.  Mr. Spoor has been a guest lecturer at Columbia Business School, Kings College in London and the University of Newcastle in Australia.  Mr. Spoor previously held the title of CFO for Sunstone BioSciences for the period from February 2010 through September 2010.  Prior to joining Sunstone BioSciences, he worked as a consultant at Oliver Wyman from December 2008 through February 2010 focusing on helping pharmaceutical and medical device companies evaluate their global revenue potential given the complex interplay of regulatory approvals, the reimbursement environment, as well as the impact of physician preference within constantly evolving standards of care. He further specialized on the implications of healthcare reform on new product approval and health insurance reform.  Mr. Spoor has also been an equity research analyst at J.P. Morgan from July 2007 through October 2008 and Credit Suisse from November 2005 through July 2007 covering the biotechnology and medical device industries.  Prior to his career on Wall Street, Mr. Spoor worked in the pharmaceutical industry, spending 11 years with Amersham / GE Healthcare where he worked in seven countries in a variety of roles including setting up GMP facilities, accountability for the nuclear cardiology portfolio and most recently as the Director of New Product Opportunities leading the PET strategic plan.  Mr. Spoor’s background in nuclear pharmacy, finance and accounting and as a healthcare research analyst, as well as his experience at both large and small healthcare companies, provides him with a broad familiarity of the range of issues confronting a developing biotechnology company, which makes him a qualified member of our board of directors.

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

Patrick T. Mooney, M.D.  Dr. Mooney was appointed to our board of directors on February 27, 2012, effective as of April 7, 2012. From September 2007 to September 2013, Dr. Mooney served as the chief executive officer and chairman of the board of directors of Echo Therapeutics, Inc. (Nasdaq: ECTE), a medical device company.  Dr. Mooney previously served as president, chief executive officer and director of Echo Therapeutics, Inc. (a privately-held company prior to its merger with Sontra Medical Corporation) from September 2006 to September 2007.  Prior to joining Echo Therapeutics, Inc., Dr. Mooney was president, chief executive officer and chairman of Aphton Corporation (Nasdaq: APHT), a biopharmaceutical company, from January 2004 to November 2006.  Aphton Corporation declared bankruptcy under Chapter 11 of the United States Bankruptcy Code. Dr. Mooney served as Senior Biotechnology Analyst at Thomas Weisel Partners, LLC, a full service merchant banking firm, and as Senior Biotechnology Analyst at Janney Montgomery Scott, LLC, a full services investment banking firm.  He graduated from the Jefferson Medical College of Thomas Jefferson University and trained as a surgical resident at Thomas Jefferson University Hospital. From June to September 2010, Dr. Mooney was a member of the board of directors of Quantrx Biomedical Corporation, a healthcare diagnostics company. Dr. Mooney’s medical education and experience as practicing clinician, as well as his industry specific extensive management experience, provides him with a broad and deep understanding of the science underlying our business and our competitors’ efforts, which is an invaluable resource to our board of directors.

David M. Epstein, Ph.D.  Dr. Epstein was appointed to our board of directors effective as of April 16, 2013 and Chairman of our Scientific Advisory Board for Therapeutics as of February 4, 2014. Dr. Epstein is currently Director of the Centre for Technology & Development (CTeD), Associate Professor Cancer & Stem Cell Biology, Associate Dean or Research and at Duke-NUS Graduate Medical School in Singapore. Previously, from May 2006 to March 2013, Dr. Epstein served as Senior Vice President and Chief Scientific Officer for OSI Pharmaceuticals (“OSI”), now a wholly owned subsidiary of Astellas Pharma US, Inc., where he had strategic and operational oversight of OSI’s oncology discovery research and translational medicine programs.  From May 2001 to April 2006, Dr. Epstein served as vice president of Archemix Corp, an aptamer therapeutics-focused discovery and development company, where he was responsible for overseeing Archemix’s aptamer research and pre-clinical development programs.  Dr. Epstein’s has over 20 years of global experience funding, managing and leading research organizations in early-stage, mid-size biotechnology, and multinational organizations.  Dr. Epstein’s experience provides him with a broad and deep understanding of the science underlying our business and our competitors’ efforts, which is an invaluable resource to our board of directors.

Scientific Advisory Board - Therapeutics

Effective as of February 4, 2014, the board of directors formally established a Scientific Advisory Board for Therapeutics, whose primary responsibilities include advising the Company’s management and the board on the long-term direction of the Company's scientific and research goals as it relates to drug discovery and therapeutics.  The members of the Scientific Advisory Board for Therapeutics are David M. Epstein, Ph.D, Eric Winer, M.D., Adrian Krainer, Ph.D., Mariano-Garcia Blanco, M.D., Ph.D., Michael Hemann, M.D., Ph.D., and Frank Gertler, Ph.D. Dr. Epstein will serve as Chairman of the Scientific Advisory Board for Therapeutics.

David M. Epstein, Ph.D. Dr. Epstein was appointed to our board of directors effective as of April 16, 2013 and Chairman of our Scientific Advisory Board for Therapeutics as of February 4, 2014. . Please see above for a description of Dr. Epstein’s background and experience.

Eric Winer, M.D.  Dr. Winer is Professor, Department of Medicine, at Harvard Medical School.  He is Chief of the Division of Women’s Cancers, Director of the Breast Oncology Program, and the Thompson Chair in Breast Cancer Research at Dana-Farber Cancer Institute. Dr. Winer received his MD from Yale University. Under Dr. Winer’s leadership, the program at Dana-Farber has played a critical role in the development of targeted therapies for HER2+ breast cancer. The group at Dana-Farber is also investigating a wide range of targeted therapies for all subtypes of breast cancer.  Dr. Winer has authored over 200 publications relating to clinical cancer research

Adrian Krainer, Ph.D.  Dr. Krainer is the St. Giles Foundation Professor of Molecular Genetics and the Program Chair of Cancer and Molecular Biology at the Cold Spring Harbor Laboratory. Dr. Krainer’s expertise is in the fundamental mechanisms and regulation of human pre-mRNA splicing, and understanding the role of defective splicing in cancer. Dr. Krainer discovered SRSF1, the founding member of a conserved family of splicing factors, and his work has provided clear evidence of splicing factors driving cancer and the role of alternative splicing in cancer-cell metabolism. Dr. Krainer’s laboratory has also developed novel antisense therapeutics to correct disease-causing splicing defects, and application of this method is currently being assessed in the clinic. Dr. Krainer is a leading expert in this area, with over 150 research articles published to date.

Mariano A. Garcia-Blanco, M.D., Ph.D.  Dr. Garcia-Blanco is the Charles D. Watts Professor of Molecular Genetics and Microbiology, and Medicine, and Director of the Center for RNA Biology at Duke University. Dr. Garcia-Blanco’s expertise is in RNA biology.  His laboratory has pioneered the use of reporters to image alternative splicing of RNA in vivo. He has discovered the role of alternative splicing in epithelial-mesenchymal transition (EMT), a process essential for tumor progression and metastasis. A major focus of his laboratory is elucidating signaling pathways that mediate changes in alternative splicing as tumor cells undergo EMT.

Michael T. Hemann, Ph.D.  Dr. Hemann is the Eisen and Chang Career Development Associate Professor of Biology at the Massachusetts Institute of Technology (“MIT”). Dr. Hemann brings expertise in modeling therapeutic resistance in order to identify new drug targets where inhibition can synergize with existing therapies.  His laboratory uses RNAi to study the roles of cancer relevant genes in mediating sensitivity and resistance to chemotherapeutic agents. Dr. Hemann’s interests are also focused on understanding the role of genetic instability on acquired and intrinsic drug resistance.

Frank B. Gertler, Ph.D.   Dr. Gertler received his B.S. degree from the University of Wisconsin-Madison in 1985. During his post-graduate thesis work at the University of Wisconsin-Madison, Dr. Gertler discovered the Enabled (Ena) gene in a search for functional downstream targets of signaling by the Drosophila homolog of the c-Abl proto-oncogene. He proceeded to demonstrate that Abl and Ena function were key components of the machinery required to establish normal connections during development of the nervous system. After receiving his Ph.D. in Oncology and Genetics in 1992, Dr. Gertler trained as a Postdoctoral Fellow in the laboratory of Philippe Soriano at the Fred Hutchinson Center for Cancer Research from 1993 through 1997. During this time, he cloned Mena, the mammalian homolog of Drosophila Ena, and discovered a family of related molecules, the “Ena/VASP” proteins. In 1997, Dr. Gertler joined the Biology Department at Massachusetts Institute of Technology (“MIT”). His laboratory continued to work on Mena and the related Ena/VASP proteins and described pivotal roles for these proteins in controlling cell movement, shape and adhesion during fetal development. In 2005, Dr. Gertler moved to the MIT Center for Cancer Research and began to work on the role of Mena in metastatic progression and launched other efforts geared at understanding how the control of cell motility is dysregulated during metastatic diseases. Dr. Gertler reported the first comprehensive analysis of changes to the transcriptome, including alternative splicing during epithelial-mesenchymal transition (EMT).  Currently, Dr. Gertler is a Full Professor in the Koch Institute for Integrative Cancer Research at MIT and a member of the MIT Biology Department.

Scientific Advisory Board - Diagnostics

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

Clinical Advisory Board - Diagnostics

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

Board Committees

Effective as of October 24, 2012, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee. Johan M. (Thijs) Spoor, Patrick T. Mooney, M.D. and David N. Siegel, each independent directors, serves on each committee.  Mr. Spoor serves as the Chairman of the Audit Committee and the Nominating and Corporate Governance Committee and Dr. Mooney serves as Chairman of the Compensation Committee.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended February 28, 2014, all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Nominees to the Board of Directors

The Board will consider director candidates recommended by security holders. Potential nominees to the Board are required to have such experience in business or financial matters as would make such nominee an asset to the Board and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Board at the following address: Johan M. (Thijs) Spoor, Chairman of the Board of Directors, MetaStat, Inc., 8 Hillside Drive, Suite 207, Montclair, New Jersey 07042. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Board, and/or any other method the Board deems appropriate, which may, but need not, include a questionnaire. The Board may solicit or receive information concerning potential nominees from any source it deems appropriate. The Board need not engage in an evaluation process unless (i) there is a vacancy on the Board, (ii) a director is not standing for re-election, or (iii) the Board does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Board may retain search firms to assist in identifying suitable director candidates.

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

Summary Compensation Table
Name and Principal Position	Fiscal Year Ended February, 28	Salary ($)	Bonus ($)	Stock Awards	Option Awards (1) ($)	All Other Compensation ($)	Total ($)

Dr. Oscar L. Bronsther, CEO and Chief Medical Officer	2014	125,833	68,333	-	210,931	6,000	411,097
	2013	40,000	-	-	-	-	40,000

Warren C. Lau, CFO and President	2014	175,000	-	-	105,466	-	280,466
	2013	178,125	21,769	-	-	-	199,894

Daniel H. Schneiderman, Vice President, Finance	2014	122,583	14,451	-	105,466	-	242,500
	2013	75,770	7,500	-	-	-	83,050

(1)
Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions made in the calculation of these amounts are described in Note 6 to the Company’s audited financial statements, included in this Form 10-K.

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

Employment Agreement with Warren Lau

Effective as of May 27, 2013, we entered into an employment agreement with Warren C. Lau to serve as our president and chief financial officer. The employment agreement with Mr. Lau provides for a base salary of $175,000 and an annual milestone bonus upon the attainment of certain financial, clinical development and/or business milestones to be established annually by our board of directors or compensation committee. The term of the agreement is for an initial period of one year, provided the parties may mutually agree to renew the agreement for an additional one year period by providing written notice to the other party no later than thirty (30) days prior to the expiration of the initial one year term. The employment agreement is terminable by either party at any time. In the event the agreement is not renewed beyond the initial one year term or is terminated by us without cause or by Mr. Lau for good reason not in connection with a change of control, as those terms are defined in the agreement, he is entitled to six months’ severance. In the event of termination by us without cause or by Mr. Lau for good reason in connection with a change of control, as those terms are defined in the agreement, he is entitled to twelve months’ severance.  On May 28, 2014, we reached an agreement to extend Mr. Lau's employment agreement, which currently expired on May 28, 2014, through July 15, 2014. We do not expect any further extensions of Mr. Lau's employment agreement beyond July 15, 2014. Mr. Lau's salary for such extension period will be paid by us through a proportionate reduction of the severance payments due to Mr. Lau pursuant to the terms of his employment agreement. The Company is currently conducting a search for Mr. Lau's replacement.

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

Outstanding Equity Awards At February 28, 2014

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of February 28, 2014.

	Option Awards						Stock Awards
	Equity Incentive Plan Awards:						Equity Incentive Plan Awards:
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($) (1)	Number of unearned shares that have not vested (#)	Market or payout value of unearned shares that have not vested ($) (1)
Dr. Oscar L. Bronsther	165,000 100,000	- -	- -	$ $	0.68 3.25	1/6/2022 4/5/2023	-	-	-	-

Warren C. Lau	275,000 50,000	-	-	$ $	0.68 3.25	1/6/2022 4/5/2023	-	-	-	-

Daniel H. Schneiderman	55,000 50,000	- -	- -	$ $	0.68 3.25	1/6/2022 4/5/2023	-	-	-	-

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of June 11, 2014 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the address of each stockholder listed below is 8 Hillside Drive, Suite 207, Montclair, New Jersey 07042.

We had 21,623,899 shares of common stock outstanding as of June 11, 2014.

Names and Addresses of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Oscar Bronsther, M.D., F.A.C.S, Chief Executive Officer, Chief Medical Officer and Director (3)	749,003	3.46%

Warren C. Lau, President, Chief Financial Officer and Director (4)	1,205,000	5.49%

Daniel H. Schneiderman, Vice President of Finance, Comptroller and Secretary (5)	484,500	2.23%

David M. Epstein, Ph.D., Head of Drug Development and Director (6)	100,000	*

Johan M. (Thijs) Spoor, Chairman of the Board of Directors (7)	222,003	1.03%

David N. Siegel, Director (8)	935,570	4.30%

Patrick T. Mooney, M.D., Director (9)	100,000	*

Albert Einstein College of Medicine of Yeshiva University, a Division of Yeshiva University (10)	1,150,242	5.32%

MKM Opportunity Master Fund, Ltd. (11)	2,224,314	9.97%

Matthew Balk (12)	1,981,000	8.99%

Jason Adelman (13)	1,408,003	6.49%

All Directors and Officers as a Group (7 Persons)	3,796,076	17.07%
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

(2)	Based on 21,623,899 shares of common stock outstanding on June 11, 2014.
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

(8)
Consists of (i) 727,500 shares of common stock, (ii) 60,935 shares of common stock held by the David N. Siegel Revocable Trust dated April 7, 2010, (iii) 105,000 shares of common stock underlying options and (iv) 42,135 shares of common stock underlying warrants held by the David N. Siegel Revocable Trust dated April 7, 2010.

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

(11)
Based on the Schedule 13G filed by MKM Opportunity Master Fund, Ltd. on May 4, 2012, consists of (i) 1,533,998 shares of common stock; and (ii) 690,316 shares underlying warrants owned by MKM Opportunity Master Fund, Ltd (“MKM Opportunity”). Does not include (i) 173,250 shares of common stock held by David and Margaret Skriloff Irrev. Des. Trust FBO Olivia Skriloff; and (ii) 173,250 shares of common stock held by David and Margaret Skriloff Irrev. Des. Trust FBO Samuel Skriloff.  David Skrillof does not exercise voting and investment control over securities held by David and Margaret Skriloff Irrev. Des. Trust FBO Olivia Skriloff and David and Margaret Skriloff Irrev. Des. Trust FBO Samuel Skriloff.

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

During the year ended February 28, 2013, we paid Matthew Balk an aggregate of $72,000 of consulting fees for financial advisory services.

During the year ended February 28, 2014, we paid Matthew Balk an aggregate of $110,000 of consulting fees for financial advisory services.

Additionally, pursuant to the 2012 Plan we issued Matthew Balk (i) 165,000 stock options with an exercise price equal to $0.68 on February 27, 2012 and (ii) 100,000 options with an exercise price of $3.25 on April 5, 2013.

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

Effective as of March 7, 2014, we formally engaged EisnerAmper LLP as our principal independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ended February 28, 2014, replacing MaloneBailey LLP.

Public Accounting Fees

MaloneBailey LLP

The following chart sets forth public accounting fees in connection with services rendered by MaloneBailey LLP during the year ended February 28, 2014 and February 28, 2013, respectively.

MaloneBailey LLP	Fiscal Year Ended February 28, 2013	Fiscal Year Ended February 28, 2014

Audit Fees	$62,920	$40,700
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit fees were for professional services rendered by MaloneBailey LLP for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by MaloneBailey LLP in connection with statutory and regulatory filings or engagements for that fiscal year.

Pre-Approval of Services

Our audit committee pre-approved all of the foregoing services.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Share Exchange Agreement dated February 27, 2012. (1)
3.1	Articles of Incorporation of MetaStat, Inc., as amended. (2)
3.2	By-laws. (2)
4.1	Form of Investor Warrant dated February 27, 2012. (2)
4.2	Form of Warrant issued to certain affiliates dated February 27, 2012. (2)
4.3	Form of Investor Warrant dated May 1, 2012. (3)
4.4*	Form of May 2014 Convertible Promissory Note.
4.5*	Form of Warrant issued to Holders of May 2014 Convertible Promissory Notes.
10.1	Form of Securities Purchase Agreement dated February 27, 2012. (1)
10.2	Form of Registration Rights Agreement dated February 27, 2012. (2)
10.3	License Agreement with Einstein, MIT, Cornell and IFO-Regina dated August 26, 2010. (1)
10.4	Amended and Restated 2012 Omnibus Securities and Incentive Plan. (4)
10.5	Form of Consultant Non-Qualified Stock Option Agreement. (2)
10.6	Form of Employee Non-Qualified Stock Option Agreement. (2)
10.7	Form of Securities Purchase Agreement dated May 1, 2012. (3)
10.8	Form of Registration Rights Agreement dated May 1, 2012. (3)
10.9	Sponsored Research Agreement with Albert Einstein College of Medicine of Yeshiva University and Cornell University, dated April 2011. (1)
10.10	“Second” License Agreement with Albert Einstein College of Medicine of Yeshiva University effective March 2012. (1)
10.11	“Third” License Agreement with Albert Einstein College of Medicine of Yeshiva University effective March 2012. (1)
10.12	Employment Agreement of Oscar Bronsther dated May 24, 2013.
10.13	Employment Agreement of Warren Lau dated May 24, 2013.
10.14	Employment Agreement of Daniel Schneiderman dated May 24, 2013.
10.15*	Form of May 2014 Convertible Note and Warrant Purchase Agreement.
10.16 †
Diagnostic License Agreement with the Massachusetts Institute of Technology and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology, Albert Einstein College of Medicine of Yeshiva University, and Montefiore Medical Center as of December 7, 2013.  (7)

10.17 †
Therapeutic License Agreement with the Massachusetts Institute of Technology and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology, Albert Einstein College of Medicine of Yeshiva University, and Montefiore Medical Center as of December 7, 2013. (7)

14.1	Code of Ethics.
21.1	Subsidiaries of the Registrant. (5)
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
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

(1) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 25, 2012.
(2) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012.
(3) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 7, 2012.
(4) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 22, 2012.
(5) Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on May 28, 2013.
(6) Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on June 13, 2012.
(7) Incorporated by reference to our Current Report on Form 8-K, as amended, filed with the Commission on December 12, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

METASTAT, INC.

June 13, 2014	By:	/s/ Oscar L. Bronsther .
Oscar L. Bronsther M.D., F.A.C.S., Chief Executive Officer and Chief Medical Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Oscar L. Bronsther	Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)	June 13, 2014
Oscar L. Bronsther M.D., F.A.C.S.

/s/ Warren C. Lau	President, Chief Financial Officer and Director	June 13, 2014
Warren C. Lau	(Principal Accounting Officer)

/s/ Johan M. "Thijs" Spoor	Chairman of the Board of Directors	June 13, 2014
Johan M. "Thijs" Spoor

/s/ David N. Siegel	Director	June 13, 2014
David N. Siegel

/s/ Patrick T. Mooney	Director	June 13, 2014
Patrick T. Mooney

/s/ David M. Epstein	Director	June 13, 2014
David M. Epstein, Ph.D.

METASTAT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2014 AND FEBRUARY 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MetaStat, Inc.

We have audited the accompanying consolidated balance sheet of MetaStat, Inc. and subsidiaries (a development stage company) (the "Company") as of February 28, 2014, and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for the year then ended and for the period from July 22, 2009 (inception) through February 28, 2014.  The financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements for the period from July 22, 2009 through February 28, 2013 were audited by other auditors whose report, dated May 28, 2013, expressed an unqualified opinion on those statements.  The financial statements for the period from July 22, 2009 to February 28, 2013 reflect a net loss of $5,362,479 that is included on the related total for the period from July 22, 2009 to February 28, 2014.  The other auditor's report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MetaStat, Inc. and subsidiaries as of February 28, 2014, and the consolidated results of their operations and their cash flows for the year then ended and the period from July 22, 2009 (inception) through February 28, 2014, in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note [1] to the consolidated financial statements, for the period from July 22, 2009 (inception) to February 28, 2014, the Company has accumulated a deficit of $10,727,675, including a net loss of $5,365,196 for the year ended February 28, 2014, has not generated revenues or positive cash flows from operations and, as of February 28, 2014, has a negative working capital of $2,295,379.  The aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

/s/ EisnerAmper LLP

New York, New York
June 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Metastat, Inc.
(a development stage company)
Montclair, New Jersey

We have audited the accompanying balance sheets of MetaStat, Inc. (a development stage company) (the “Company”) as of February 28, 2013, and the related statements of expenses, stockholders’ equity and cash flows for each of the years then ended and the period from July 22, 2009 (inception) through February 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2013 and the results of its operations and its cash flows for each of the years then ended and the period from July 22, 2009 (inception) through February 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

May 28, 2013

METASTAT INC.
(A Development Stage Company)
Consolidated Balance Sheets

	February 28, 2014	February 28, 2013

ASSETS

CURRENT ASSETS
Cash	$483,408	$969,188
Other receivable	20,000	-
Prepaid insurance	12,073	-
Deferred financing costs	60,523	-

Total Current Assets	576,004	969,188

Equipment (net of accumulated depreciation of $34,192 and $12,396, respectively)	204,254	53,326

Refundable deposits	10,367	-

TOTAL ASSETS	$790,625	$1,022,514

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES

Accounts payable	$257,965	$168,005
Convertible notes (net of discount of $206,636 and $71,543, respectively)	2,475,717	716,957
Accrued interest payable	137,701	1,940

TOTAL LIABILITIES	2,871,383	886,902

STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock	-	-
(50,000,000 shares authorized; none shares issued and outstanding respectively)

Common stock	2,157	2,106
(Common Stock, $0.0001 par value; 150,000,000 shares authorized; 21,573,899 and 21,054,418 shares issued and outstanding respectively)
Paid-in-capital	8,644,760	5,495,985
Deficit accumulated during development stage	(10,727,675)	(5,362,479)
Total (Deficit) Equity	(2,080,758)	135,612

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$790,625	$1,022,514

The accompanying notes are an integral part of the consolidated financial statements

METASTAT INC.
(A Development Stage Company)
Consolidated Statement of Operations

	Year ended February 28, 2014	Year ended February 28, 2013	Period from July 22, 2009 (inception)

REVENUE
Revenue	$-	$-	$-
Total Revenue	-	-	-

OPERATING EXPENSES
General & administrative	3,526,863	2,000,937	7,345,295
Research & development	824,336	516,798	2,365,539

Total Operating Expenses	4,351,199	2,517,735	9,710,834

OTHER EXPENSES (INCOME)
Interest income	(82)	(596)	(678)
Accretion expense	829,969	1,500	831,469
Deferred financing costs amortization	14,159	-	14,159
Interest expense	137,098	1,940	139,038
Loss on extinguishment of debt	32,853	-	32,853

Total Other Expenses (Income)	1,013,997	2,844	1,016,841

NET LOSS	$(5,365,196)	$(2,520,579)	$(10,727,675)

Net loss per share, basic and diluted	$(0.25)	$(0.12)

Weighted average of shares outstanding	21,169,091	20,882,199

The accompanying notes are an integral part of the consolidated financial statements

METASTAT INC.
(A Development Stage Company)
Consolidated Statement of changes in Stockholders' (Deficit) Equity
From July 22, 2009 (inception) to February 28, 2014

	Common Stock
	Shares	Amount		Paid-In Capital	Accumulated Deficit	Total (Deficit) Equity

Balance at inception July 22, 2009	-		$-	$-	$-	$-

Issue common stock to founders for cash at $.0001 per share	1,100,000		110	(100)	-	10

Sale of common stock for cash at $.0018 per share	660,000		66	1,134	-	1,200

Sale of common stock for cash at $.023 per share	3,410,000		341	77,159	-	77,500

Net loss for the period ended February 28, 2010	-		-		(52,071)	(52,071)

Balance at February 28, 2010	5,170,000		517	78,193	(52,071)	26,639

Issue common stock for services at $0.023 per share	3,290,570		329	74,457		74,786

Sale common stock for cash at $.023 per share	6,055,500	*	606	137,169		137,775

Sale of common stock for cash at $.45 per share	515,900		52	232,073		232,125

Sale of common stock for cash at $.68 per share	212,668		21	144,979		145,000

Net loss for the year ended February 28, 2011					(363,175)	(363,175)

Balance at February 28, 2011	15,244,638		$1,525	$666,871	$(415,246)	$253,150

Sale of common stock for cash at $.023 per share	80,069		8	1,563		1,571

Sale of common stock for cash at $.45 per share	103,004		10	47,060		47,070

Sale of common stock for cash at $.68 per share	2,781,539		278	1,896,226		1,896,504

Subscription receivable	865,000		87	864,913		865,000

Warrents expense	0		0	149,999		149,999

Stock option expense	0		0	611,250		611,250

Issued common stock for services at $0.45 per share	160,158		16	72,783		72,799

Recapitalization of PVSO shareholders	840,000		84	-84		-

Rounding	10					-

Net loss for the year ended February 29, 2012					(2,426,654)	(2,426,654)

Balance at February 29, 2012	20,074,418		$2,008	$4,310,581	$(2,841,900)	$1,470,689

Sale of common stock for cash at $1.00 per share	880,000		193	879,807		880,000

Shares issued for service	100,000		(95)	11,170	-	11,075

Change in estimate for shares issued	-		-	(5,806)		(5,806)
Warrants issued	-		-	149,995		149,995

Debt discount				71,544		71,544

Warrants issued				78,694		78,694

Net loss for the year ended February 28, 2013	-		-	-	(2,520,579)	(2,520,579)

Balance at February 28, 2013	21,054,418		2,106	5,495,985	(5,362,479)	135,612

Common stock issued for services	430,013		42	299,158		299,200

Stock Option expense				1,647,572		1,647,572

Warrants issued for services				42,993		42,993

Warrants issued in debt modification				126,381		126,381

Warrants issued with convertible notes				357,145		357,145

Beneficial conversion feature in convertible notes				532,210		532,210

Common stock issued in debt modification	92,468		9	143,316		143,325

Net loss for the year ended February 28, 2014	-		-	-	(5,365,196)	(5,365,196)

	21,576,899		$2,157	$8,644,760	$(10,727,675)	$(2,080,758)

The accompanying notes are an integral part of the consolidated financial statements

METASTAT INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows

	Year ended February 28, 2014	Year ended February 28, 2013	Period from July 22, 2009 (inception) to February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,365,196)	$(2,520,579)	$(10,727,675)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	21,796	11,125	34,192
Amortization of deferred financing costs	14,159	-	14,159
Warrants issued for services	42,993	228,689	421,681
Stock option expense	1,647,572		2,258,822
Common stock issued for services	299,200	5,270	452,055
Accretion expense	829,969	1,500	831,469
Loss on estinguishment of debt	32,853		32,853
Changes in assets and liabilities
Other receivable	(20,000)		(20,000)
Prepaid insurance	81,766		81,766

Refundable deposit	(10,367)		(10,367)
Accounts payable	89,960	(123,854)	257,965
Interest payable	135,761	1,940	137,701

NET CASH USED IN OPERATING ACTIVITIES	(2,199,534)	(2,395,909)	(6,235,379)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(172,724)	(45,243)	(238,446)

NET CASH USED IN INVESTING ACTIVITIES	(172,724)	(45,243)	(238,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	880,000	3,418,755
Proceeds from subscription receivables	-	865,000	865,000
Payments on short-term debt	(93,840)		(93,840)
Borrowing on convertible notes	2,055,000	787,000	2,842,000
Payment of financing costs	(74,682)		(74,682)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,886,478	2,532,000	6,957,233

NET INCREASE (DECREASE) IN CASH	(485,780)	90,848	483,408

Cash at the beginning of the year	969,188	878,340	-

Cash at the end of the year	$483,408	$969,188	$483,408

SUPPLEMENTAL DISCLOSURES:
Interest Paid	$3,278	$-	$3,278
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS
Financing of insurance premiums	$93,840	$-	$93,840
Recapitalization of PVSP shareholders	$-	$-	$8
Warrants issued with convertible notes	$357,145	$71,543	$428,688
Beneficial conversion feature in convertible notes	$532,210	$0	$532,210

The accompanying notes are an integral part of the consolidated financial statements

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

MetaStat, Inc. (“we,” “us,” “our,” the “Company,” or “MetaStat”) formerly known as Photovoltaic Solar Cells Inc. (“PVSO”) was incorporated on March 28, 2007 under the laws of the State of Nevada.  From inception until November of 2008, PVSO’s business plan was to produce and market inexpensive solar cells and in November 2008, our board of directors determined that the implementation of our business plan was no longer financially feasible.  At such time, we discontinued the implementation of our prior business plan and pursued an acquisition strategy, whereby we sought to acquire a business. Based on these business activities, until February 27, 2012, we were considered a "blank check" company, with no or nominal assets (other than cash) and no or nominal operations.

MetaStat BioMedical, Inc. (“MBM”) formerly known as MetaStat, Inc., our Delaware operating subsidiary, was incorporated in the state of Texas on July 22, 2009, re-incorporated in the State of Delaware on August 26, 2010, and since inception has been a Development Stage Enterprise as defined by the ASC 915-15. During this time MBM has devoted substantially all of its efforts to activities such as acquiring biomedical technology licenses, funding research and development, engaging in organizational activities, and raising capital. MBM was formed to allow cancer patients to benefit from the latest discoveries in how cancer spreads to other organs in the body.

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

We are a development stage life sciences company focused on developing and commercializing novel diagnostic technologies and therapeutics for the early and reliable prediction and treatment of systemic metastasis - cancer that spreads from a primary tumor through the bloodstream to other areas of the body. Systemic metastasis is responsible for greater than 90% of all solid tumor cancer related deaths and as such, we believe more accurate risk stratification and effective treatment of metastatic disease and/or the prevention of systemic metastasis is needed to improve patient outcomes.

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

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

Going Concern

These accompanying financial statements have been prepared assuming that the Company will continue as going concern. For the period from July 22, 2009 (inception) to February 28, 2014, the Company has accumulated a deficit of $10,727,675, including a net loss of $5,365,196 for the year ended February 28, 2014, and has not generated revenues or positive cash flows from operations. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

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

Equipment

Equipment is stated at cost. The cost of equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Expenditures for major renewals or betterments that extend the useful lives of equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Long-lived Assets

Long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There were no events or conditions that indicated that impairment of long-lived assets may have occurred as of February 28, 2014 and 2013.

Deferred Financing Costs

Debt issuance costs are recorded as deferred financing costs and amortized over the maturity period of the related debt instrument using the effective interest method.

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

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

Development Stage

The Company complies with Statement of Financial Accounting Standard ASC 915-15 for its characterization of the Company as development stage.

Revenues

We currently do not have any revenues.  We expect to derive our revenues from sale of our products which are currently under development.

Net Loss Per Share

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period.  Restricted shares issued with vesting condition that have not been met at the end of the period are excluded from the computation of the weighted average shares. As of February 28, 2014, 303,153 restricted shares of common stock were excluded from the computation of the weighted average shares.

Diluted net loss per common share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares generally consist of incremental shares issuable upon exercise of stock options and warrants and conversion of outstanding options and warrants and shares issuable from convertible securities.

In computing diluted loss per share for the years ended February 28, 2014 and 2013, no effect has been given to the common shares issuable at the end of the period upon the conversion or exercise of the following securities as their inclusion would have been anti-dilutive:

	February 28, 2014	February 28, 2013
Stock options	2,680,000	1,116,500
Warrants	3,146,355	2,732,074
Convertible notes	1,986,467	315,576
Total	7,812,822	4,164,150

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to net operating loss carry forwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. A valuation allowance is recorded if it more likely than not that some portion or all of the deferred tax assets will not be realized in future periods.

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation cost for our employees and consultants that perform our research activities, the fees paid to maintain our licenses and the payments to third parties for clinical trial and additional product development and testing.  Research and development costs were $824,336 and $516,798 for the years ended February 28, 2014 and February 28, 2013, respectively, and $2,365,539 for the period from July 22, 2009 (inception) to February 28, 2014.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Stock-Based Compensation

We account for share-based payments award issued to employees and members of our Board of Directors by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation using a straight-line basis over the requisite service period, generally the vesting period.  For awards issued to non-employees, the measurement date is the date when the performance is complete or when the award vests, whichever is the earliest. Accordingly, non-employee awards are measured at each reporting period until the final measurement date. The fair value of the award is recognized as stock-based compensation over the requisite service period, generally the vesting period.

For awards with performance conditions that affect their vesting, such as the occurrence of certain transactions or the achievement of certain operating or financial milestones, recognition of fair value of the award occurs when vesting becomes probable.  For awards with market condition that affect their vesting, the fair value of the award is recognized as stock-based compensation over the requisite service period, generally the vesting period.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

Pursuant to the License Agreement, we are also obligated to make the following royalties and payments to the Licensors:

•	Royalty payment of a specified percentage of net sales.
•	Minimum royalty payment of a specified percentage of net sales in case MetaStat pays royalties to unaffiliated third parties for patent rights.
•	Issue 30% of MBM’s outstanding common stock to the Licensors calculated on a fully diluted, as converted basis. Accordingly, on August 26, 2010 MBM issued 3,290,570 common shares valued at $74,786.
•	Non-refundable license fee of $25,000 upon execution of License Agreement.
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

License payments are expensed as incurred and recorded in research and development expense.

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

Pursuant to the Second License Agreement, we are also obligated to make the following royalties and payments to the Einstein:

•	Royalty payment of a specified percentage of net sales.
•	Minimum royalty payment of a specified percentage of net sales in case MetaStat pays royalties to unaffiliated third parties for patent rights.
•	Non-refundable license fee of $15,000 upon execution of Second License Agreement.
•	License maintenance fee of $12,000 on each of the first and second anniversary of the Second License Agreement. The payment may be credited against royalties made during the twelve month period.
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

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

Pursuant to the Third License Agreement, we are also obligated to make the following royalties and payments to the Einstein:

•	Royalty payment of a specified percentage of net sales.
•	Minimum royalty payment of a specified percentage of net sales in case MetaStat pays royalties to unaffiliated third parties for patent rights.
•	Non-refundable license fee of $15,000 upon execution of Third License Agreement.
•	License maintenance fee of $12,000 on each of the first and second anniversary of the Third License Agreement. The payment may be credited against royalties made during the twelve month period.
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

License payments are expensed as incurred and recorded in research and development expense.

2014 Alt. Spl. License Agreements

On December 7, 2013, we entered into two separate worldwide exclusive license agreements with M.I.T. and its David H. Koch Institute for Integrative Cancer Research at M.I.T. and its Department of Biology, Einstein, and Montefiore Medical Center (“Montefiore” and, together with M.I.T. and Einstein, the “Alt. Spl. Licensors”). The diagnostic license agreement (the “Alt. Spl. Diagnostic License Agreement”) covers pending patent applications, patent disclosures, and technology surrounding discoveries of alternatively spliced mRNA and protein isoform markers for the diagnosis and prognosis of cancer through the epithelial to mesenchymal transition (“EMT”) in epithelial solid tumor cancers. The therapeutic license agreement (the “Alt. Spl. Therapeutic License Agreement” and, together with the Diagnostic License Agreement, the “2014 Alt. Spl. License Agreements”) covers pending patent applications, patent disclosures, and technology surrounding discoveries of alternatively spliced mRNA and protein isoform markers for the treatment and/or prevention of cancer through the EMT in epithelial solid tumor cancers. The 2014 Alt. Spl. License Agreements call for certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under the agreement.

Pursuant to the Diagnostic Alt. Splicing Agreement, we are obligated to make the following royalties and payments to the MIT:

•	Royalty payment of a specified percentage of net sales.
•	Minimum royalty payment of a specified percentage of net sales in case MetaStat pays royalties to unaffiliated third parties for patent rights.
•	Non-refundable license fees of $15,000 upon execution of the Therapeutic Alt. Spl. Agreement
•
License Maintenance fee of $10,000, $15,000, $25,000, $37,500, and $50,000 beginning on January 1, 2015 and on the second, third, fourth, and fifth anniversary respectively. Each payment will be credited against royalties made during each such twelve month period.

•	License maintenance fee of $50,000 each year thereafter that the license is in effect. Each payment will be credited against royalties made during each such twelve month period.

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

Pursuant to the Therapeutic Alt. Splicing Agreement, we are obligated to make the following royalties and payments to the MIT:

•	Royalty payment of a specified percentage of net sales.
•	Minimum royalty payment of a specified percentage of net sales in case MetaStat pays royalties to unaffiliated third parties for patent rights.
•	Non-refundable license fees of $5,000 upon execution of the Therapeutic Alt. Spl. Agreement
•	No license maintenance fees shall be due for as long as the Diagnostic Alt. Spl. License Agreement is in effect.

License payments are expensed as incurred and recorded in research and development expense.

Lease Agreements

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

NOTE 4 – INCOME TAXES

During the fiscal years ended February 28, 2014, and February 28, 2013, MetaStat incurred net losses and, therefore, has no tax liability.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

	February 28, 2014	February 28, 2013
Income tax benefit at the federal statutory rate	34.00%	34.00%
Permanent differences	(3.62%)	(3.24)%
Increase in valuation allowance	(30.38%)	(30.76%)

Provision for income tax	0%	0%

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

As at February 28, 2014, and February 28, 2013, deferred tax assets (liabilities) consisted of the following:

	2014	2013
Net operating loss carryforwards	$2,830,058	$1,573,290
Stock-based compensation	904,278	246,238
	3,734,336	1,819.528
Depreciation	(10,273)	(10,273)
	3,724,063	1,809,255
Less: Valuation allowance	(3,724,063)	(1,809,255)
Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period as well as the period in which those temporary differences become deductible. Management considers the reversal of taxable temporary differences, projected taxable income and tax planning strategies in making this assessment. Based upon historical losses and the possibility of continued taxable losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets and thus recorded a valuation allowance against the entire net deferred tax asset balance. The valuation allowance increased by $1,914,808 and $1,132,682 in the years ended February 28, 2014 and 2013, respectively.

At February 28, 2014, the cumulative federal and state net operating loss carry-forwards are $7,372,397 and $5,445,159, respectively and, and will expire between 2029 and 2034.

The Internal Revenue Code (“IRC”) limits the amount of net operating loss carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. We have not performed a detailed analysis to determine whether an ownership change has occurred. Such a change of ownership could limit our utilization of the net operating losses, and could be triggered by subsequent sales of securities by the Company or its stockholders.

The Company records interest and penalties related to unrecognized tax benefits within income tax expense.  The Company had not accrued any interest or penalties related to unrecognized benefits.  No amounts were provided for unrecognized tax benefits attributable to uncertain tax positions as of February 28, 2014 and 2013. The Company is no longer subject to Federal income tax assessment for years before 2010.  However, since the Company has incurred net operating losses every year since inception, all of its income tax returns are subject to examination and adjustments by the Internal Revenue Service for at least three years following the year in which the tax attributes are utilized.

NOTE 5 – EQUITY

On February 27, 2012, we entered into the Exchange Agreement with MBM by issuing 18,369,421 shares of our common stock in exchange for the MBM Shares. Immediately prior to the Share Exchange, we had 840,000 shares outstanding which have been recorded as recapitalization of shareholders on MetaStat’s books at par.

During the year ended February 29, 2012, the Company sold 865,000 shares of common stock for proceeds of $865,000 which was received subsequent to February 29, 2012.

During the year ended February 28, 2013, the Company sold 880,000 shares of common stock for total proceeds of $880,000. Additionally, the Company issued 100,000 shares of restricted common stock to members of the board of directors for services for a total expense of $5,270.

During the year ended February 28, 2014, the Company issued 153,013 shares of common stock to members of its scientific advisory board and clinical advisory board vesting upon the listing of the Company’s common stock on a national exchange and achieving certain levels of trading. The Company will measure the fair value of the shares when vesting becomes probable. As of February 28, 2014, the Company has not recognized any expense in connection with these shares.

During the year ended February 28, 2014, the Company issued 150,000 shares of common stock to a member of its Board of Directors vesting upon the earlier of the Company achieving $5,000,000 in gross sales or a change in control. The Company valued the shares for a total fair value of $375,000 on the grant date. As of February 28, 2014, the Company has not recognized any expense in connection with these shares.

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

During the year ended February 28, 2014, the Company issued 112,000 shares of common stock to an advisor and a consultant for services that vested immediately. The aggregate grant-date fair value of the shares amounted to $284,200 and was recognized as expense during the year ended February 28, 2014. $187,500 was allocated to research and development expenses and $96,700 was allocated to general and administrative expenses.

During the year ended February 28, 2014, the Company issued 12,000 shares of common stock to a consultant as settlement of an obligation. The fair value of the shares amounted to $15,000.

During the year ended February 28, 2014, the Company issued 92,468 shares of the Company’s common stock to the holders of an aggregate of $1,387,000 principal amount of 2013 Notes for certain amendments to the 2013 Notes (the “Note Amendments”). See Note 8 for more details on this transaction.

NOTE 6 – STOCK OPTIONS

Under our 2012 Plan, which is administrated by the compensation committee of the Board of Directors, we have reserved 3,116,789 shares of common stock available for issuance and we may grant to employees, non-employee directors and consultants, equity incentives in the form of, among other, stock options, restricted stock, and stock appreciation rights. As of February 28, 2014, we had a total of 33,776 shares of common stock that remained available for issuance under the 2012 Plan.

During January 2012, the Company issued options to purchase 1,116,500 shares of common stock at $0.68 per share to its President, members of its scientific advisory board and clinical advisory board, and several consultants involved in the Company’s ongoing research related to cancer. All of the options except 220,000 vest immediately and expire on January 6, 2022. These options that vested immediately have a fair value of $611,250, as calculated using the Black-Scholes model. Assumption used in the Black-Scholes model included: (1) a discount rate of 1.98%; (2) an expected term of 10 years; (3) an expected volatility of 403%; and (4) zero expected dividends. The unvested options were granted to a consultant and vest upon the successful conclusion of the Company’s 500-patient MetaSite Breast trial, as determined by the compensation committee of the Board of Directors in its reasonable discretion.  These unvested options will be measured and recognized when vesting is probable.

During the year ended February 28, 2014, the Company issued options to purchase 300,000 shares of common stock at $3.25 per share to members of its management team and its Board of Directors. The options vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. These options have a total fair value of $632,794 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.68%; (2) an expected term of 5.25 years; (3) an expected volatility of 128.9%; and (4) zero expected dividends.  For the year ended February 28, 2014, the Company recognized $632,794 in expense for these options.

During the year ended February 28, 2014, the Company issued options to purchase 523,500 shares of common stock at $3.25 per share to members of its scientific advisory board and clinical advisory board and a consultant. The options vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. Compensation expense related to these options was measured at each vesting date.  The aggregated fair value of these options on the measurement dates amounted to $872,528 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 2.59%; (2) an expected term of 9.48 years; (3) an expected volatility of 123.6%; and (4) zero expected dividends.  For the year ended February 28, 2014, the Company recognized $872,528 in expense for these options.

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

During the year ended February 28, 2014, the Company issued options to purchase 190,000 shares of common stock at $1.50 per share to employees. The options vest based on certain performance-based milestones and expire on December 16, 2023. These options have a total fair value of $270,274 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.12%; (2) an expected term of 10 years; (3) an expected volatility of 121.5%; and (4) zero expected dividends.  As of February 28, 2014, the Company did not recognize any expense for these options.

During the year ended February 28, 2014, the Company issued options to purchase 550,000 shares of common stock at $1.50 per share to a consultant. 100,000 options vest immediately and 450,000 options vest upon the Company achieving certain performance-based milestones, and expire on December 16, 2023. The options that vested immediately have a total fair value of $142,250 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.12%; (2) an expected term of 10 years; (3) an expected volatility of 121.5%; and (4) zero expected dividends.  For the options with vesting contingent on achieving certain performance-based milestones, the Company will measure the fair value of these options and recognize the compensation expense when vesting becomes probable.  For the options that vested immediately, the Company recognized $142,250 in expense during the year ended February 28, 2014.

During the year ended February 28, 2014, stock option expense of $1,540,884 and $106,688 was recorded in general and administrative expenses and in research and development expenses, respectively.

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at February 28, 2013	1,116,500	$0.68	-	-
Granted	1,563,500	$2.42	-	-
Outstanding and expected to vest at February 28, 2014	2,680,000	$1.70	$599,025	8.78
Exercisable at February 28, 2014	1,820,000	$1.89	$599,025	8.53

As of February 28, 2014, 896,500 options are exercisable at $0.68 per share with a weighted average life of 7.86 years, 823,500 options are exercisable at $3.25 with a weighted average life of 9.10 years, and 100,000 options are exercisable at $1.50 with a weighted average life of 9.80 years. Additionally, 220,000 options with an exercise price of $0.68 and a weighted average life of 7.86 years have yet to vest and 640,000 options with an exercise price of $1.50 and a weighted average life of 9.80 years have yet to vest.

As of February 28, 2014, we had $270,274 of unrecognized compensation related to stock options whose recognition is dependent on certain milestones to be achieved.  Additionally, there were 670,000 stock options with a performance vesting condition that were granted to consultants which will be measured and recognized when vesting becomes probable.

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

NOTE 7 – WARRANTS

On November 14, 2011, MBM entered into consulting agreement with an advisor and issued warrants to purchase 220,000 shares of common stock at $0.68 per share that vested immediately. The fair value of these warrants was determined to be $149,999, as calculated using the Black-Scholes model. Assumption used in the Black-Scholes model included: (1) a discount rate of 0.91%; (2) an expected term of 5 years; (3) an expected volatility of 403%; and (4) zero expected dividends.

On January 31, 2012, MBM granted 1,497,124 warrants together with shares of common stock issued on January 31, 2012 exercisable at $0.91 per share and expiring on January 31, 2017.  On February 27, 2012, the Company also granted 216,250 warrants together with shares of common stock exercisable at $1.40 per share and expiring on February 27, 2016.

Immediately prior to the Share Exchange, PVSO issued 350,000 warrants exercisable at $1.40 per share.

On October 4, 2012, we issued 150,000 warrants to a consultant exercisable at $1.50 per share.  The fair value of these warrants was determined to be $149,995, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.63%; (2) an expected term of 4 years; (3) an expected volatility of 420%; and (4) zero expected dividends.

During the year ended February 28, 2013, we issued 220,000 warrants together with shares of common stock issued on May 1, 2012 exercisable at $1.40 per share and expiring on May 1, 2016.

During the year ended February 28, 2013, we issued 78,700 detachable warrants with convertible notes.  See Note 8 for more details on these transactions.

During the year ended February 28, 2014, the Company entered into a consulting agreement whereby the Company issued to the consultant 17,500 common stock purchase warrants with a term of four years and an exercise price equal to $2.50 per share.  The fair value of these warrants was determined to be $17,495, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.09%; (2) an expected term of 4 years; (3) an expected volatility of 121%; and (4) zero expected dividends.

During the year ended February 28, 2014, we issued 295,833 detachable warrants with convertible notes.  We also issued 93,468 warrants in connection with an amendment of certain convertible notes during the year ended February 28, 2014.  See Note 8 for more details on these transactions.

In connection with the issuance of convertible notes, the Company issued placement agent warrants to purchase an aggregate of 8,480 shares of common stock.  These placement agent warrants are exercisable at $2.50 per share, have a term of 5 years and a cashless exercise feature and vest immediately. The fair value of these warrants was determined to be $25,498, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 0.74%; (2) an expected term of 5 years; (3) an expected volatility of 134%; and (4) zero expected dividends.

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

The following table summarizes common stock purchase warrants issued and outstanding as of February 2014 and 2013:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at February 28, 2013	2,732,074	$1.13	$-	-
Issued	414,281	$2.28	-	-
Outstanding at February 28, 2014	3,146,355	$1.24	$807,096	2.97

The following table summarizes common stock purchase warrants exercisable at February 28, 2014:

Exercise prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$0.68	220,000	2.71	220,000
$0.91	1,497,124	2.93	1,497,124
$1.40	786,250	2.49	786,250
$1.50	150,000	2.60	150,000
$2.10	447,001	4.13	447,001
$2.50	25,980	3.87	25,980
$3.00	20,000	2.92	20,000

NOTE 8 – CONVERTIBLE NOTES

2013 Notes

During the years ended February 28, 2014 and 2013, we issued convertible promissory notes in the aggregate principal amount of $700,000 and $787,000, respectively, originally due December 31, 2013 (the “2013 Notes”).

The 2013 Notes bear interest at the rate of 8% per annum, mature on December 31, 2013 and rank senior to the Company’s currently issued and outstanding indebtedness and equity securities.  Upon the closing by us of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to us of at least $3,500,000 in the aggregate, inclusive of the 2013 Notes, the outstanding principal amount of the 2013 Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) shall automatically convert into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the 2013 Notes, the noteholders have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $2.50 per share.

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

Along with the 2013 Notes, we also issued to the noteholders 70,000 and 78,700 detachable warrants during the years ended February 28, 2014 and 2013, respectively.  The warrants had an original exercise price of $3.00 per share and can be exercised within a four year period.

On December 31, 2013, the Company entered into certain amendments to its outstanding 2013 Notes with the holders of an aggregate of $1,387,000 principal amount of 2013 Notes (the “Amendments”), whereby the holders of the 2013 Notes extended the maturity date of the 2013 Notes to June 30, 2014 from December 31, 2013.   In consideration for entering into the Amendments, the Company (i) reduced the conversion price of the 2013 Notes to $1.50 per share from $2.50 per share, (ii) reduced the exercise price for an aggregate of 128,700 warrants issued in connection with the issuance of the 2013 Notes to $2.10 per share from $3.00 per share, (iii) issued an aggregate of 92,468 common stock purchase warrants with an exercise price of $2.10 per share and a term of four years, and (iv) issued an aggregate of 92,468 shares of the Company’s common stock.

We determined the Amendments constituted a substantive modification of the notes and, as a result, we accounted for this transaction as extinguishment of debt instrument and the issuance of a new debt instrument (“Amended 2013 Notes”), which resulted in a loss on extinguishment of $32,853 being recognized.  The loss on extinguishment was computed as follows:

Fair value of Amended 2013 Notes (1)	$1,243,482
Fair value of non-cash consideration issued to the creditor (2)	269,707
Reacquisition price	1,513,189
Carrying value of the debt at modification	1,480,336
Loss on extinguishment	$32,853

(1)	Fair value was determined using level 2 inputs, specifically prices for a subsequent issuance of comparable debt instruments.
(2)
Consist of $143,325 fair value of common stock issued and $126,382 fair value of warrants issued and warrants modified.  The warrants were valued using a Black-Scholes model with the following inputs: (1) a discount rate of 1.27%; (2) an expected term of 4.00 years; (3) an expected volatility of 121%; and (4) zero expected dividends.

During the year ended February 28, 2014, we recorded $77,207 of accretion expense related to the Amended 2013 Notes.

In March 2014, the Company repaid the principal amount of $100,000 plus accrued interest of 2013 Notes to a holder thereof.

2014 Notes

In November 2013, the Company issued convertible promissory notes in the aggregate principal amount of $500,000 with 83,333 detachable warrants that can be exercised at $2.10 per share within a four year period (the “2014 Notes”).

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

The 2014 Notes bear interest at the rate of 8% per annum, mature on May 31, 2014 and rank pari passu to the 2013 Notes and senior to the Company’s currently issued and outstanding and equity securities.  Upon the closing by MetaStat of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $3,500,000 in the aggregate inclusive of the 2013 Notes and the 2014 Notes, the outstanding principal amount of the 2014 Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) shall automatically convert into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the 2014 Notes, the noteholders have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $1.50 per share.

Additional 2014 Notes

In January and February 2014, the Company issued convertible promissory notes in the aggregate principal amount of $855,000 with 142,500 detachable warrants that can be exercised at $2.10 per share within a five-year period (the “Additional 2014 Notes”).

The Additional 2014 Notes bear interest at the rate of 8% per annum, mature on June 30, 2014 and rank pari passu to the Company’s issued and outstanding convertible promissory notes and senior to the Company’s issued and outstanding equity securities.  Upon the closing by the Company of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $5,000,000 in the aggregate, and the Company, prior to or concurrent with the completion of the Qualified Financing (the “Qualified Financing Threshold Amount”), the outstanding principal amount of the Additional 2014 Notes, together with all accrued and unpaid interest thereunder (the “Outstanding Balance”), shall automatically convert into such securities, including warrants of the Company, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing). For purposes of determining whether the Qualified Financing Threshold Amount has been satisfied, such amount shall include (i) the Outstanding Balance of the Additional 2014 Notes (each pursuant to the formula stated above) then outstanding, and (ii) the outstanding principal amount of the 2013 Notes and 2014 Notes together with all accrued and unpaid interest thereunder (pursuant to the same formula as stated above and therein).  Following the issuance date of the Additional 2014 Notes, the lenders have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $1.50 per share.

Debt Discount and beneficial conversion feature

The detachable warrants issued in connection with the 2013 Notes, the 2014 Notes and the Additional 2014 Notes (collectively the “Convertible Notes”) were recorded as a debt discount based on their relative fair value.

The detachable warrants issued during the year ended February 28, 2013 had a weighted-average fair value of $1.00, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.63%; (2) an expected term of 4 years; (3) an expected volatility of 420%; and (4) zero expected dividends.

The detachable warrants issued during the year ended February 28, 2014 had a weighted-average fair value of $1.48, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.88%; (2) an expected term of 4 years; (3) an expected volatility of 129%; and (4) zero expected dividends.

During the year ended February 28, 2013, the relative fair value of the detachable warrants of $71,543 was recorded as a discount to convertible debt.

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

During the year ended February 28, 2014, the relative fair value of the detachable warrants of $357,145 was recorded as a discount to convertible debt.  An additional debt discount of $532,210 was recorded to recognize the intrinsic value of the beneficial conversion feature. Any contingent beneficial conversion feature related to the automatic conversion of the Convertibles Notes would be recognized when and if a Qualified Financing occurs based on its intrinsic value at the commitment date.

During the year ended February 28, 2014 and 2013, $752,762 and $1,500, respectively, was recognized as accretion expense related to the debt discount.

NOTE 9 – FAIR VALUE MEASUREMENTS

Disclosure and measurement of fair value of our financial instruments reflect the amounts that we estimate to receive in connection with the sale of an asset or paid in connection with the transfer of a liability, when applicable, in an orderly transaction between market participants at the measurement date (exit price).  For financial assets and liabilities that are periodically re-measured to fair value, we disclose a fair value hierarchy that prioritizes the use of inputs used in the applicable valuation techniques into the following three levels:

•	Level 1 – quoted prices in active markets for identical assets and liabilities;
•	Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable, and;
•	Level 3 – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

As of February 28, 2014, the Amended 2013 Notes had a carrying value of $1,320,689, which approximated its fair value based on Level 2 inputs.

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate the fair value at February 28, 2014 and 2013 based upon the short-term nature of the assets and liabilities.  Based on borrowing rates currently available to the Company for loans with similar terms, and the remaining short term period outstanding, the carrying value of 2014 Notes and the Additional 2014 Notes approximates fair value.

NOTE 10 – EQUIPMENT

Equipment consists of the following:

	Estimated Useful lives	February 28, 2014	February 28, 2013
Research equipment	7 years	$165,537	$-
Computer and software equipment	5 years	72,909	65,722
		238,446	65,722
Accumulated depreciation and amortization		(34,192)	(12,396)
Equipment, net		$204,254	$53,326

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

Depreciation of equipment utilized in research and development activities is included in research and development expenses. All other depreciation is included in general and administrative expense. Depreciation and amortization expense was $21,796 and $11,125 for the years ended February 28, 2014 and 2013, respectively, and $34,192 for the period from July 22, 2009 (inception) to February 28, 2014.

NOTE 11 – RELATED PARTY TRANSACTIONS

Waterford Capital Acquisition Co. IX, LLC

During January and February 2012, we borrowed approximately $336,075 from Waterford Capital Acquisition Co. IX, LLC, and accounted for these as advances prior to the Share Exchange.  Immediately prior to the Share Exchange, this debt was converted into 309,595 shares of our common stock.

Consulting Services

During the years ended February 28, 2014 and 2013, we paid one of our shareholders an aggregate of $110,000 and $72,000 of consulting fees for financial advisory services,

Additionally, pursuant to the 2012 Plan we issued this shareholder (i) 165,000 stock options with an exercise price equal to $0.68 on February 27, 2012 and (ii) 100,000 options with an exercise price of $3.25 on April 5, 2013.

NOTE 12 – SUBSEQUENT EVENTS

Lease Agreement

On March 1, 2014 we entered into a six-month lease arrangement for 550 square feet of offices at 1510 Broadway, 23rd Floor, New York, NY 10018 for $5,700 per month for our management and administrative facilities. The lease agreement will automatically renew for successive periods under the same terms unless alternative arrangements have been made in writing at least sixty days prior to the end date.

Additional 2014 Notes

In March 2014, the Company issued Additional 2014 Notes in the aggregate principal amount of $150,000 with 25,000 detachable warrants that can be exercised at $2.10 per share within a five-year period.

May 2014 Notes

In May and June 2014, we entered into separate convertible note and warrant purchase agreements with certain accredited investors for the issuance and sale in a private placement consisting of, in the aggregate: (a) $165,000 principal amount of convertible promissory notes (the “May 2014 Notes”) convertible into shares of our common stock (the “Common Stock”), and (b) five-year warrants to purchase up to 55,001 shares of Common Stock at an exercise price of $1.50 per share, for aggregate gross proceeds of $165,000.

METASTAT INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2014 and 2013

The May 2014 Notes bear interest at the rate of 8% per annum, mature on June 30 and August 15, 2014 and rank pari passu to the Company’s currently issued and outstanding 2013 Notes, 2014 Notes, and Additional 2014 Notes and senior to the Company’s issued and outstanding equity securities. Upon the closing by the Company of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $5,000,000 in the aggregate and the Company, prior to or concurrent with the completion of the Qualified Financing, (the “Qualified Financing Threshold Amount”), the outstanding principal amount of the May 2014 Notes together with all accrued and unpaid interest (the “Outstanding Balance”) shall automatically convert into such securities, including Warrants of the Company as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing). For purposes of determining whether the Qualified Financing Threshold Amount has been satisfied, such amount shall include (i) the Outstanding Balance of the May 2014 Notes, (ii) the outstanding principal amount of the 2013 Notes, (iii) the outstanding principal amount of the 2014 Notes, and (iv) the outstanding principal amount of the Additional 2014 Notes, together with all accrued and unpaid interest thereunder.

Investor Relations Agreements

On March 2, 2014, we entered into a services agreement with an investor relations firm to perform certain investor relations, public relations, Internet development, communications and consulting services. The services agreement has an initial term of six months. We paid an initial retainer of $22,500 upon execution of the services agreement and are required to make three consecutive monthly payments of $7,500. In addition, we issued 50,000 shares of restricted stock to the investor relations firm in connection with entering into the services agreement.

Effective June 9, 2014, we entered into a consulting agreement with an investor relations firm to perform investor relation services. The consulting agreement has a term of six months. We are required to issue 250,000 shares of restricted shares of common stock upon signing of the agreement and shall pay a cash fee of $250,000 upon completion of a financing resulting in gross proceeds to us of at least $2,000,000.

Laboratory Equipment

On March 26, 2014, we entered into an agreement with HealthCare Equipment Funding located in Roswell, Georgia to finance the purchase of a Perkin Elmer Vectra 2.0 microscope for a purchase price of $318,603. The terms of the agreement require a down payment of $21,115 and 36 monthly payments of $10,260. The agreement further requires a security deposit of $238,952, which will be refunded to the Company in three equal installments upon the payment of the twelfth, the twenty-fourth and the thirty-sixth monthly payments. This security deposit was due and payable on May 1, 2014, however has been extended by mutual agreement of the parties. As further security, personal guaranties were required of our chief executive officer and chief financial officer.