Form 10-Q
period 2014-05-31
MetaStat, Inc.
filed 2014-07-15
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

As of July 14, 2014, 26,776,106 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MetaStat Inc.
Condensed Consolidated Balance Sheets

	(Unaudited) May 31,	February 28,
	2014	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$81,242	$483,408
Other receivable	-	20,000
Prepaid Insurance	161,090	12,073
Deferred financing costs	15,131	60,523
Total current assets	257,463	576,004

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $46,828 and $24,192, respectively)	521,168	204,254
Refundable deposits	249,319	10,367

Total assets	$1,027,950	$790,625

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$697,616	$257,965
Accrued expense	126,502	-
Current portion of capital lease	106,201	-
Convertible notes (net of discount of $51,463 and $206,637, respectively)	2,876,280	2,475,717
Accrued interest payable	187,781	137,701
Total current liabilities	3,994,380	2,871,383

Capital lease	212,401	-

Total liabilities	4,206,781	2,871,383

STOCKHOLDERS' DEFICIT
Preferred stock (50,000 shares authorized; no shares issued and respectively)	-	-
Common stock (Common Stock, $0.0001 par value; 150,000,000 shares authorized;
21,623,899 and 21,573,899 shares issued and outstanding respectively)	2,162	2,157
Paid-in-capital	8,778,766	8,664,760
Deficit accumulated deficit during development stage	(11,959,759)	(10,727,676)
Total shareholders' deficit	(3,178,831)	(2,080,758)

Total liabilities and shareholders' deficit	$1,027,950	$790,625

The accompanying notes are an integral part of the condensed consolidated financial statements.

MetaStat Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months	Three Months
	ended	ended
	May 31, 2014	May 31, 2013
Revenue	$-	$-

OPERATING EXPENSES
General & administrative	535,501	1,300,641
Research & development	253,082	99,715
Total Operating Expenses	788,583	1,400,356

Operating Loss	(788,583)	(1,400,356)

Other (Income) Expense
Interest expense	58,673	28,800
Accreation expense	342,073	173,982
Deferred financing cost amortization	45,392	-
Miscellaneous income	(2,637)	-
Interest Income	-	(61)
Total other expense	443,501	202,721

NET LOSS	$(1,232,084)	$(1,603,077)

Net loss per share- basic and diluted	$(0.06)	$(0.08)

Weighted average shares outstanding	21,622,812	21,300,995

The accompanying notes are an integral part of the condensed consolidated financial statements.

MetaStat Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three	Three
	Months	Months
	ended	ended
	May 31, 2014	May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,232,084)	$(1,603,077)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,222	3,334
Option expense	-	469,013
Common stock issued for services	-	284,200
Accretion of discount	342,073	173,982
Net changes in assets and liabilities
Other receivables	20,000	(4,173)
Prepaid expenses	12,323	(64,022)
Deferred financing costs	45,392	28,176
Refundable deposit	(238,952)	-
Accounts payable	439,651	-
Accrued expense	32,662	-
Accrued interest	50,080	-
NET CASH USED IN OPERATING ACTIVITIES	(519,633)	(712,567)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(7,533)	(1,141)
NET CASH USED IN INVESTING ACTIVITIES	(7,533)	(1,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of convertible debt	(100,000)	(20,663)
Proceeds from issuance of convertible debt	225,000	700,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	125,000	679,337

NET (DECREASE) IN CASH EQUIVALENTS	(402,166)	(34,371)

Cash and cash equivalents
Cash at the beginning of the year	483,408	969,188
Cash at the end of the year	$81,242	$934,817

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Common stock isued for services not yet rendered (prepaid expense)	67,500	-
Issuance on lease financing for fixed assets	318,603	-
Financing of insurance premium through notes payable	93,840	93,840
Warrants issued with convertible notes	35,289	154,727
Beneficial conversion feature in convertible notes	31,221	390,627

The accompanying notes are an integral part of the condensed consolidated financial statements.

METASTAT INC. and Subsidiary
Notes to Condensed Consolidated Financial Statements
May 31, 2014 and May 31, 2013
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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MetasStat BioMedical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended February 28, 2014 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on June 13, 2014. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of May 31, 2014 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to current presentation.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2014, the Company has an accumulated deficit of $11,959,759. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  See Note 7 regarding funding received by the Company subsequent to May 31, 2014.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP.  In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014, however, early adoption is permitted. The Company has elected to early adopt the presentation and disclosure provisions of ASU 2014-10 for this unaudited condensed consolidated financial statements.

NOTE 2 – EQUITY

During the three months ended May 31, 2013, the Company issued 153,013 shares of common stock to members of its scientific advisory board and clinical advisory board vesting upon the listing of the Company’s common stock on a national exchange and achieving certain levels of trading. The Company will measure the fair value of the shares when vesting becomes probable, which has not yet occurred. As of May 31, 2014, the Company has not recognized any stock compensation expense in connection with these shares.

During the three months ended May 31, 2013, the Company issued 150,000 shares of common stock to a member of its Board of Directors vesting upon the earlier of the Company achieving $5,000,000 in gross sales or a change in control. The Company valued the shares for a total fair value of $375,000 on the grant date. However, as of May 31, 2014, the Company has not recognized any stock compensation expense in connection with these shares and expects to recognize the compensation expense when vesting becomes probable, which has not yet occurred.

During the three months ended May 31, 2013, the Company issued 100,000 shares of common stock to an advisor for services that vested immediately. The fair value of the shares amounted to $250,000 on the grant date.  The Company recognized $250,000 and $0 in stock compensation expense during the three months ended May 31, 2013 and May 31, 2014, respectively.

During the three months ended May 31, 2013, the Company issued 12,000 shares of common stock to a consultant for services that vested immediately. The fair value of the shares amounted to $34,200 on the grant date. The Company recognized $34,200 and $0 in stock compensation expense during the three months ended May 31, 2013 and May 31, 2014, respectively.

During the three months ended May 31, 2014, the Company issued 50,000 shares of common stock to a consultant for services that vested immediately. The fair value of the shares amounted to $67,500 on the grant date. This transaction was recorded as a pre-paid expense of which $33,750 was used during the three months ended May 31, 2014.

NOTE 3 – STOCK OPTIONS

During the three months ended May 31, 2013, the Company issued options to purchase 300,000 shares of common stock at $3.25 per share to members of its management team and its Board of Directors. The options vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. These options have a total fair value of $632,794 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.68%; (2) an expected term of 5.25 years; (3) an expected volatility of 129%; and (4) zero expected dividends.   The Company recognized $158,199 and $0 in stock option expense for the three months ended May 31, 2013 and May 31, 2014, respectively.

During the three months ended May 31, 2013, the Company issued options to purchase 523,500 shares of common stock at $3.25 per share to members of its scientific advisory board and clinical advisory board and a consultant. The options vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. Compensation expense related to these non-employee options was measured and recognized at each vesting date.  The aggregated fair value of the vested options on the first measurement date amounted to $310,814 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 2.16%; (2) an expected term of 9.85 years; (3) an expected volatility of 128%; and (4) zero expected dividends.  The Company recognized $310,814 and $0 in stock option expense for the three months ended May 31, 2013 and May 31, 2014, respectively.

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2014	2,680,000	$1.70	$599,025	8.78
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding and expected to vest at May 31, 2014	2,680,000	$1.70	$428,690	8.53
Exercisable at May 31, 2014	1,820,000	$1.89	$428,690	8.28

As of May 31, 2014, 896,500 options are exercisable at $0.68 per share with a weighted average life of 7.61 years, 823,500 options are exercisable at $3.25 with a weighted average life of 8.85 years, and 100,000 options are exercisable at $1.50 with a weighted average life of 9.55 years. Additionally, 220,000 options with an exercise price of $0.68 and a weighted average life of 7.61 years have yet to vest and 640,000 options with an exercise price of $1.50 and a weighted average life of 9.55 years have yet to vest.

As of May 31, 2014, we had $270,274 of unrecognized compensation related to employee stock options whose recognition is dependent on certain milestones to be achieved.  Additionally, there were 670,000 stock options with a performance vesting condition that were granted to consultants which will be measured and recognized when vesting becomes probable.

NOTE 4 – WARRANTS

For the three months ended May 31, 2013, the Company issued 70,000 warrants in connection with the issuance of Convertible Notes referenced in Note 5 below. These warrants were issued between March 1, 2013 and May 14, 2013, are exercisable at $3.00 per share and expire between March 1, 2017 and May 14, 2017. These warrants vest immediately. The warrants do not contain any provision that would require liability treatment,  therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

For the three months ended May 31, 2014, the Company issued 50,000 warrants in connection with the issuance of Convertible Notes referenced in Note 5 below. These warrants were issued between March 4, 2014 and May 27, 2014, are exercisable at $1.50 per share and expire between March 4, 2019 and May 27, 2019. These warrants vest immediately. The warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

In connection with the issuance of the Convertible Notes referenced in Note 5 below, the Company issued placement agent warrants to purchase an aggregate of 8,480 shares of common stock.  These placement agent warrants are exercisable at $2.50 per share, have a term of 5 years and a cashless exercise feature and vest immediately. The fair value of these warrants was determined to be $25,498, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 0.74%; (2) an expected term of 5 years; (3) an expected volatility of 134%; and (4) zero expected dividends.

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2014	3,146,355	$1.24	$807,096	2.97
Granted	50,000	$1.80	-	4.87
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at May 31, 2014	3,196,355	$1.25	$480,842	2.75

Warrants exercisable at May 31, 2014 are:

Exercise prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$0.68	220,000	2.46	220,000
$0.91	1,497,124	2.67	1,497,124
$1.40	786,250	2.24	786,250
$1.50	175,000	2.01	1,750,000
$2.10	472,001	3.67	472,001
$2.50	25,980	3.62	25,980
$3.00	20,000	2.67	20,000

NOTE 5 – CONVERTIBLE NOTES

2013 Notes

From January to May 2013, the Company issued convertible promissory notes in the aggregate principal amount of $1,487,000, originally due December 31, 2013 (the “2013 Notes”).

The 2013 Notes bear interest at the rate of 8% per annum, mature on December 31, 2013 and rank senior to the Company’s currently issued and outstanding indebtedness and equity securities.  Upon the closing by the Company of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to us of at least $3,500,000 in the aggregate, inclusive of the 2013 Notes, the outstanding principal amount of the 2013 Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) shall automatically convert into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the 2013 Notes, the noteholders have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $2.50 per share. See Note 7 – Subsequent Events.

Along with the 2013 Notes, we also issued to the noteholders an aggregate of 148,700 detachable warrants. The warrants had an original exercise price of $3.00 per share and can be exercised within a four-year period.

On December 31, 2013, the Company entered into certain amendments to its outstanding 2013 Notes with the holders of an aggregate of $1,387,000 principal amount of 2013 Notes (the “Amendments”), whereby the holders of the 2013 Notes extended the maturity date of the 2013 Notes to June 30, 2014 from December 31, 2013.   In consideration for entering into the Amendments, the Company (i) reduced the conversion price of the 2013 Notes to $1.50 per share from $2.50 per share, (ii) reduced the exercise price for an aggregate of 128,700 warrants issued in connection with the issuance of the 2013 Notes to $2.10 per share from $3.00 per share, (iii) issued an aggregate of 92,468 common stock purchase warrants with an exercise price of $2.10 per share and a term of four years, and (iv) issued an aggregate of 92,468 shares of the Company’s common stock. During the three months ended May 31, 2014, the Company repaid the principal amount of $100,000 plus accrued interest of $8,828 of 2013 Notes to a holder thereof.

The Company determined the Amendments constituted a substantive modification of the notes and, as a result, we accounted for this transaction as extinguishment of debt instrument and the issuance of a new debt instrument (“Amended 2013 Notes”), which resulted in a loss on extinguishment of $32,853 being recognized.  The loss on extinguishment was computed as follows:

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

During the three months ended May 31, 2014, the Company recorded $120,399 of accretion expense related to the Amended 2013 Notes.

2014 Notes

In November 2013, the Company issued convertible promissory notes in the aggregate principal amount of $500,000 with 83,333 detachable warrants that can be exercised at $2.10 per share within a four-year period (the “2014 Notes”).

The 2014 Notes bear interest at the rate of 8% per annum, mature on May 31, 2014 and rank pari passu to the 2013 Notes and senior to the Company’s currently issued and outstanding and equity securities.  Upon the closing by MetaStat of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $3,500,000 in the aggregate inclusive of the 2013 Notes and the 2014 Notes, the outstanding principal amount of the 2014 Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) shall automatically convert into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the 2014 Notes, the noteholders have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $1.50 per share. See Note 7- Subsequent Events.

Additional 2014 Notes

In January and February 2014, the Company issued convertible promissory notes in the aggregate principal amount of $855,000 with 142,500 detachable warrants that can be exercised at $2.10 per share within a five-year period (the “Additional 2014 Notes”).

During the three months ended May 31, 2014, the Company issued Additional 2014 Notes in the aggregate principal amount of $150,000 with 25,000 detachable warrants that can be exercised at $2.10 per share within a four-year period.

The Additional 2014 Notes bear interest at the rate of 8% per annum, mature on June 30, 2014 and rank pari passu to the Company’s issued and outstanding convertible promissory notes and senior to the Company’s issued and outstanding equity securities.  Upon the closing by the Company of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $5,000,000 in the aggregate, and the Company, prior to or concurrent with the completion of the Qualified Financing (the “Qualified Financing Threshold Amount”), the outstanding principal amount of the Additional 2014 Notes, together with all accrued and unpaid interest thereunder (the “Outstanding Balance”), shall automatically convert into such securities, including warrants of the Company, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing). For purposes of determining whether the Qualified Financing Threshold Amount has been satisfied, such amount shall include (i) the Outstanding Balance of the Additional 2014 Notes (each pursuant to the formula stated above) then outstanding, and (ii) the outstanding principal amount of the 2013 Notes and 2014 Notes together with all accrued and unpaid interest thereunder (pursuant to the same formula as stated above and therein).  Following the issuance date of the Additional 2014 Notes, the lenders have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $1.50 per share. See Note 7- Subsequent Events.

May 2014 Notes

During the three months ended May 31, 2014, the Company issued convertible promissory notes in the aggregate principal amount of $75,000 with 25,000 detachable warrants that can be exercised at $1.50 per share within a five-year period (the “May 2014 Notes”).

The May 2014 Notes bear interest at the rate of 8% per annum, mature on August 15, 2014 and rank pari passu to the Company’s currently issued and outstanding 2013 Notes, 2014 Notes, and Additional 2014 Notes and senior to the Company’s issued and outstanding equity securities. Upon the closing by the Company of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $5,000,000 in the aggregate and the Company, prior to or concurrent with the completion of the Qualified Financing (the “Qualified Financing Threshold Amount”), the outstanding principal amount of the May 2014 Notes together with all accrued and unpaid interest (the “Outstanding Balance”) shall automatically convert into such securities, including Warrants of the Company as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing). For purposes of determining whether the Qualified Financing Threshold Amount has been satisfied, such amount shall include (i) the Outstanding Balance of the May 2014 Notes, (ii) the outstanding principal amount of the 2013 Notes, (iii) the outstanding principal amount of the 2014 Notes, and (iv) the outstanding principal amount of the Additional 2014 Notes, together with all accrued and unpaid interest thereunder. See Note 7 - Subsequent Events.

Debt Discount and beneficial conversion feature

The detachable warrants issued in connection with the 2013 Notes, the 2014 Notes, the Additional 2014 Notes, and the May 2014 Notes (collectively the “Convertible Notes”) were recorded as a debt discount based on their relative fair value.

The relative fair value of the warrants and the intrinsic value of the beneficial conversion feature for the convertible notes issued during the three months ended May 31, 2014 totaled $66,510, and was recorded as a discount to the convertible debt.

During the three months ended May 31, 2014 and 2013, $221,674 and $1,500, respectively, was recognized as accretion expense related to the debt discount.

NOTE 6 – EQUIPMENT

On March 26, 2014, we entered into an agreement with HealthCare Equipment Funding located in Roswell, Georgia to finance the purchase of a Perkin Elmer Vectra 2.0 microscope for a purchase price of $318,603. The terms of the agreement require a down payment of $21,115 and 36 monthly payments of $10,260. The agreement further requires a security deposit of $238,952, which will be refunded to the Company in three equal installments upon the payment of the twelfth, the twenty-fourth and the thirty-sixth monthly payments. This security deposit was due and payable on May 1, 2014, however has been extended by mutual agreement of the parties until July 31, 2014. As further security, personal guaranties were required of our chief executive officer and chief financial officer.

Beginning as early as the first quarter of fiscal 2015, we intend to enter into arrangements for the acquisition of additional laboratory equipment, computer hardware and software, leasehold improvements and office equipment. We cannot at this time provide assurances that we will be able to enter into agreements with vendors on terms commercially favorable to us or that we will be able to enter into such arrangements without securing additional financing.

NOTE 7 – SUBSEQUENT EVENTS

May 2014 Notes

In June 2014, the Company issued May 2014 Notes in the aggregate principal amount of $390,000 with 130,000 detachable warrants that can be exercised at $1.50 per share within a five-year period.

License Agreement

On June 2, 2014, we entered into a worldwide exclusive license agreement with the Massachusetts Institute of Technology (“MIT”) and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology (the “Licensor”).  The license agreement (the “Antibody License Agreement”) covers tangible property and technology relating to MIT Case Nos. 13667 “MIT Case No. 13667, "Monoclonal Antibody Specific to Mena Protein", by Frank B. Gertler and Matthias Krause; 14789J “Antibodies specific to the MenalNV Isoform”, by Shannon K. Alford, John Condeelis, Frank B. Gertler, Douglas A. Lauffenburger and Maja Oktay and 15221 “MIT Case No. 15221, "11a Isoform Specific Antibodies to Detect Mena11a", by Michele Balsamo and Frank B. Gertler. The Antibody License Agreement calls for certain customary payments such as a license signing fee, annual license maintenance fees, and the payment of royalties on sales of products or services covered under the agreement.

Under the terms of the Antibody License Agreement, MIT shall make the tangible property available to the Company in order to allow the Company to practice the technology defined by the patent rights and/or agreement patents previously licensed under certain patent license agreements (as previously disclosed) in order to develop and commercialize specific diagnostic and therapeutic products.

In accordance with the terms of the Antibody License Agreement, we are required to pay a license signing fee of $10,000 in connection with entering into the Antibody License Agreement.  Pursuant to the Antibody License Agreement, we are required to make a series of annual minimum royalty or “license maintenance” payments for the license beginning on January 1, 2015.  For a period of five years on each anniversary, we are required to make additional payments in amounts that gradually increase each year. The payments are $5,000 in 2015, $10,000 in 2016, $15,000 in 2017, $15,000 in 2018, and $20,000 in 2019.  Further, we are required to make additional payments of $20,000 every year each license is in effect thereafter. Additionally, these annual license maintenance payments will be credited to running royalties due on net sales earned in the same calendar year.

The Antibody License Agreement is filed as Exhibit 10.18 to this Form 10-Q filed with the SEC on July 15, 2014.

Vesting of Performance-Based Stock Options

On June 3, 2014, 220,000 non-employee performance-based stock options vested with a value of $231,569.  These options vested based on the completion of a trial and subsequent publication of results on June 3, 2014.

On June 17, 2014, an aggregate of 90,000 employee performance-based stock options vested with a value of $127,800. These options vested once certain milestones were completed by the employees, which included the completion of the research plan, lab setup, essential hires and investor presentation for the therapeutics program.

Completion of Equity Financing

On June 30, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a number of accredited investors (collectively, the “Investors”) pursuant to which it may sell up to $10,000,000 of shares of its common stock (the “Common Stock”), and four-year warrants (the “Warrants”) to purchase a number of shares of Common Stock (the “Warrant Shares”) equal to 50% of the aggregate purchase price received by the Company from each Investor (or in the event that an Investor’s aggregate purchase price is at least $500,000, then such Investor received Warrants to purchase 75% of the aggregate purchase price received by the Company from such Investor), at an exercise price of $1.50 per share. In addition, in the event that an Investor would own in excess of 9.99% of the number of shares of Common Stock outstanding on a closing date after giving effect to the issuance of securities pursuant to the Purchase Agreement, the Company will issue to such Investor shares of its Series A Convertible Preferred Stock (the “Preferred Shares”).

Pursuant to the initial closing under the Purchase Agreement, the Company issued an aggregate of 4,714,025 shares of Common Stock, 500,000 Preferred Shares and Warrants to purchase 2,962,500 Warrant Shares for an aggregate purchase price of $5,735,427, of which $4,092,427 represents the automatic conversion of outstanding convertible promissory notes with principal amounts totaling $3,357,000. As part of the aggregate purchase price, the lead investor purchased 409,091 shares of Common Stock and 500,000 Preferred Shares in exchange for its transfer to the Company of 4,800,000 freely tradable shares (the “Consideration Shares”) of common stock of Quantum Materials Corp. (“QTMM”), a public reporting company which shares of common stock are eligible for quotation on the OTCQB.  In addition, the lead investor reinvested $100,000 of due diligence and legal fees paid to the lead investor by the Company. The Purchase Agreement provides that the Company may raise an additional $4,264,573 in the private placement at any time through September 28, 2014.

In the event the Company does not receive gross proceeds of at least $1,000,000 from the sale of the Consideration Shares by the earliest to occur of (i) ninety (90) days following the initial closing date and (ii) the date that the Company has sold all the Consideration Shares, then the Company shall promptly notify the lead investor to such effect (the “Company Payment Notice”), indicating the gross proceeds received by the Company from the sale of the Consideration Shares and requesting cash payment from the lead investor in an amount equal to the difference between (i) $1,000,000 and (ii) the aggregate gross proceeds received by the Company from the sale of the Consideration Shares as stated in the Company Payment Notice (the “Payment Amount”). The lead investor shall have thirty (30) days (the “Cure Period”) from the date it receives the Company Payment Notice to satisfy the Payment Amount to the Company in cash. During the Cure Period, the Company shall have the right to continue to sell any remaining Consideration Shares, which gross proceeds shall reduce the Payment Amount proportionately. The Company shall promptly deliver any remaining Consideration Shares to the lead investor promptly following receipt of the Payment Amount.

In the event the Company receives gross proceeds of at least $1,000,000 from the sale of the Consideration Shares within ninety (90) days following the initial closing date, the Company will immediately cease selling the Consideration Shares and promptly notify the lead investor to such effect by providing written notice (the “Company Return Notice”) that the Company has received gross proceeds of $1,000,000 from the sale of the Consideration Shares. Within five (5) business days of delivering the Company Return Notice, the Company shall deliver to the lead investor all remaining Consideration Shares and all gross proceeds received in excess of $1,000,000 from the sale of the Consideration Shares.

The Company shall use the net proceeds from the private placement for working capital, provided, however, the Company shall spend at least $250,000 on investor relations services. Additionally, the Company repaid $6,596 in accrued interest to certain holders of the convertible promissory notes. No placement agents were used in the initial closing of the private placement.

On July 14, 2014, the Company completed a second closing under the Purchase Agreement whereby the Company issued 188,182 shares of Common Stock and Warrants to purchase 103,500 Warrant Shares for an aggregate purchase price of $207,000.

Memorandum of Understanding for Therapeutic Spinout

On July 14, 2014, the Company entered into a binding Memorandum of Understanding (the “MOU”) with a private third party entity (the “Licensee”) affiliated with one of the Company’s directors, Dr. David Epstein. The MOU sets forth certain understandings, rights and obligations of the parties with respect to the proposed acquisition by the Licensee of certain assets of the Company and the grant by the Company to Licensee of an exclusive license of certain of Company’s therapeutic assets pursuant to a sublicense agreement to be entered into by the parties (the “License Agreement”).  The parties expect to enter into the License Agreement within forty-five (45) days of the date of the MOU.

The therapeutic assets will include a sublicense of all rights under the Company’s existing Therapeutic License Agreement with the Massachusetts Institute of Technology and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology, Albert Einstein College of Medicine of Yeshiva University, and Montefiore Medical Center as of December 7, 2013 (the “Alternative Splicing Therapeutic License Agreement”). The License Agreement shall provide that the Company shall have the right of first refusal to commercialize any companion diagnostic or biomarker arising from the work performed by the Licensee under the License Agreement (the “Companion Diagnostics”), pursuant to a royalty-free, worldwide, exclusive sublicense on industry standard terms. At the Licensee’s request, the parties shall negotiate in good faith and on commercially reasonable terms a sublicense to the Licensee relating to the Companion Diagnostics developed for ASE Targets in all fields, worldwide.

The License Agreement shall cover the license of technology for developing alternative splicing platform and intellectual property for therapeutics and Companion Diagnostic use pursuant to the Alternative Splicing Therapeutic License Agreement. The license shall be an exclusive sublicense, with the right to sublicense through multiple tiers, to the MIT ASE and patent WO 2012/116248 A1, combined with the release of the principals of Licensee from existing non-compete agreements allowing Licensee (and its principals) freedom to operate in discovery and development of ASE therapeutics and the discovery and use of Companion Diagnostics for ASE targets pursuant to the Alternative Splicing Therapeutic License Agreement.  The licensed technology shall include: (i) Alternative Splicing Event (ASE) technology based on International Patent Application WO 2012/116248 A1 entitled "Alternatively Spliced mRNA Isoforms as Prognostic and Therapeutic Tools for Metastatic Breast Cancer and Other Invasive/Metastatic Cancers"; and (ii) Technology and know-how stemming from all ASE discovery work carried out in the Company’s labs at SUNY Stony Brook from September 2013 through the date of execution of the definitive License Agreement.

The Licensee shall be obligated to, among other things, increase its existing capitalization with  $1.25 million in new equity, the proceeds of which shall be invested in the Company’s next equity or equity-linked financing based on the terms in the Company’s recent private placement (the “Financing”) based on the following schedule: Promptly upon execution of the MOU, the Licensee shall invest $250,000 in the Financing, which payment has been satisfied; promptly upon execution of the License Agreement, the Licensee shall invest an additional $250,000 in the Financing and shall invest an additional $750,000 in the Financing (or a separate financing on substantially similar terms) within 90 days of the date of the License Agreement but in no event later than 120 days following the execution of the MOU. In the event the Licensee does not invest an aggregate of $1.25 million in the Company by the end of such 120 day period, the License Agreement shall terminate and the assets shall automatically revert back to the Company and Dr. Epstein shall again be subject to the same non-compete agreement currently contained in his advisory agreement with the Company.

Within 120 days following the date of the execution of the MOU, the Company is required to make a $1 million preferred stock equity investment in exchange for a 20% equity interest (on a fully diluted, as converted basis) in the Licensee for use in developing the ASE therapeutics platform and drug discovery programs. The Company shall maintain its 20% equity ownership in the Licensee until such time that the Licensee raises an aggregate of $4,000,000 in equity or in a financing in which the Licensee issues securities convertible into equity (including the $1 million received from the Company, but excluding any proceeds received by the Licensee from the sale of the Company’s securities). After such time, the Company shall be diluted proportionately with all other equity holders of Licensee.

The Licensee also shall grant to the Company the right to participate in all future financings of the Licensee in which it issues equity or securities convertible into equity up to an amount that permits the Company to maintain its twenty percent (20%) equity ownership interest in the Licensee (on a fully diluted, as converted basis); provided, however, in the event the Company does not make a minimum investment in a future financing of the Licensee equal to at least the lesser of (i) $250,000 and (ii) an amount required to maintain its twenty percent (20%) equity ownership interest in the Licensee (on a fully diluted, as converted basis), this participation right shall terminate.

In addition, so long as the Company owns at least ten percent (10%) of the outstanding equity interests of the Licensee (on a fully diluted, as converted basis), the Company shall have the right to designate one member of the Licensee’s board of directors or similar governing body. The initial board of the Licensee shall consist of no more than five (5) members. Any such member designated by the Company shall be reasonably acceptable to the Licensee. The Company’s current chief executive officer shall provide an oversight function to the Licensee for six months following the execution of the License Agreement.

The MOU provides that in the event the parties fail to enter into the License Agreement within forty-five (45) days of the date of the MOU after a reasonable good-faith negotiation by the parties, the Licensee shall be entitled, at its sole option, to rescind all or a portion of its equity investment in the Company; provided, however, in the event the parties are in the process of good faith negotiations at the end of such forty-five (45) day period, the Company shall have the right to extend the period to finalize negotiation and execute the License Agreement for an additional forty-five (45) days, and the Licensee shall not be entitled to rescind all or a portion of its equity investment in the Company until the expiration of such additional forty-five (45) day period.

Consummation of the transactions contemplated by the MOU is subject to the negotiation and execution by the parties of the License Agreement and related transaction documents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” “the Company” and “MetaStat” refer to MetaStat, Inc. and its subsidiary. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2014. Readers are cautioned not to place undue reliance on these forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information appearing in our Annual Report on Form 10-K for the year ended February 28, 2014.

Business Overview

We are a life sciences company that is focused on developing and commercializing novel diagnostic tests and therapeutics for the early and reliable prediction and treatment of systemic metastasis - cancer that spreads from a primary tumor through the bloodstream to other areas of the body. Systemic metastasis is responsible for ~90% of all solid tumor cancer related deaths and as such, we believe the more effective treatment of metastatic disease and/or the prevention of metastasis is needed to improve patient outcomes. Our initial Breast Cancer Diagnostic test will be used for early stage breast cancer patients to predict the likelihood of systemic metastasis. We anticipate all tumor samples will be sent to our clinical reference laboratory that we anticipate establishing in New York for analysis. Upon generation and delivery of a “Metastasis Score” report to the physician, we plan to bill third-party payors for the Breast Cancer Diagnostic test. We project that the list price of our Breast Cancer Diagnostic test will be $2,500.

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

Going Concern

Since our inception, we have generated significant net losses. As of May 31, 2014, we had an accumulated deficit of $11,959,759. We incurred net losses of $1,232,084 and $1,603,077 in the quarter ended May 31, 2014 and 2013, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, and to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through February 2015, without raising additional capital after consideration of the gross proceeds received from the June 30, 2014 equity financing described in Note 7 – Subsequent Events. Our continuation as a going concern is dependent upon continued financial support from our shareholders, the ability of us to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations and could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in the Form 10-K for the year ended February 28, 2014.  We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

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

Financial Operations Overview

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs and other professional and administrative costs.

Research and Development Expenses

Substantially all of the research and development expenses were focused on the research and development of the MetaSite Breast™ test. During this time, the MetaSite Breast™ test was not the only product under development. Research and development expenses also represent costs incurred to develop our MenaCalc™ platform of diagnostic assays in breast, lung, and prostate cancers and initial research on our MenaBloc™ therapeutic platform.

We charge all research and development expenses to operations as they are incurred. All potential future product programs, apart from the MetaSite Breast™ test for breast cancer metastasis, are in the clinical research phase, and the earliest we expect another cancer program to reach the clinical development stage is late 2015. However, the expected time frame that a product related to one of these other cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2014 and May 31, 2013

Revenues.  There were no revenues for the three months ended May 31, 2014 and May 31, 2013, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses. General and administrative expenses totaled $535,501 for the three months ended May 31, 2014 as compared to $1,300,641 for the three months ended May 31, 2013. This represents a decrease of $765,140. This decrease was due primarily from decreases in costs for stock-based compensation.

Research and Development Expenses. Research and development expenses were $253,082 for the three months ended May 31, 2014 as compared to $99,715 for the three months ended May 31, 2013. This represents an increase of $153,367.  This increase resulted primarily from the initiation of the MenaBloc™ therapeutic platform.

Other (Income) Expense. Other (income) expense amounted to $443,501 for the three months ended May 31, 2014 as compared to $202,721 for the three months ended May 31, 2013.  This represents an increase of $240,780. This increase was due in part interest expense and accretion expense related to convertible promissory notes and deferred financing cost amortization.

Net Loss. As a result of the factors described above, we had a net loss of $1,232,084 for the three months ended May 31, 2014 as compared to $1,603,077 for the three months ended May 31, 2013.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of May 31, 2014, we had an accumulated deficit of $11,959,759.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and convertible promissory notes. Through May 31, 2014, we had received net proceeds of $4,283,755 through the sale of common stock to investors and $3,067,000 from the sale of convertible promissory notes.  As of May 31, 2014, we had cash and cash equivalents of $81,242 and gross debt of $2,967,000.  As a result of the most recent sale of shares of common stock and convertible promissory notes through May 31, 2014, we have issued and outstanding warrants to purchase 3,196,355 shares of our common stock at a weighted average exercise price of $1.25, which could result in proceeds to us of $3,990,424 if all outstanding warrants are exercised for cash.

Cash Flows

As of May 31, 2014, we had $81,242 in cash and cash equivalents, compared to $483,408 on May 31, 2013.

Net cash used in operating activities was $519,633 for the three months ended May 31, 2014 compared to $712,567 for the three months ended May 31, 2013. The increase in cash used of $192,934 was primarily due to employee salaries and professional fees.

Net cash used in investing activities was $7,533 for the three months ended May 31, 2014, compared to $1,141 for the three months ended May 31, 2013. This increase of $6,392 was attributed to an increase for the purchase of equipment. We expect amounts used in investing activities to increase in fiscal year 2014 and beyond as we grow our corporate operations, expand research and development activities and establish and add capacity in our commercial laboratory.

Net cash provided by financing activities during the three months ended May 31, 2014 was $125,000, compared to $679,337 for the three months ended May 31, 2013. Financing activities consisted primarily of the sale of convertible promissory notes and warrants for the three months ended May 31, 2014 and 2013, respectively.

Contractual Obligations

As of May 31, 2014, we had the following contractual commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
License Agreement	$455	$30	$225	$200	$(1)

Second License Agreement	$397	$42	$155	$200	$(2)

Third License Agreement	$397	$42	$155	$200	$(3)

Alternative Splicing Diagnostic License Agreement	$187	$10	$77	$100	$(4)

Alternative Splicing Therapeutic License Agreement (6)	$0	$0	$0	$0	$(5)

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

Pursuant to the License Agreement, we are required to make a series of annual minimum royalty or “license maintenance” payments under the License Agreement beginning on the first anniversary date, or August 26, 2011.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year five. To date, we have satisfied payments for 2012 and 2013 in the amount of $30,000, respectively. We are required to make additional payments of $30,000 in 2014, $50,000 in 2015, $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter

Pursuant to the Second License Agreement, we are required to make a series of annual minimum royalty or “license maintenance” payments beginning on the first anniversary date of the effective date, or January 3, 2013.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year three. We have satisfied the license maintenance payment of $12,000 for the first anniversary in 2013 We are required to make additional payments of $12,000 in 2014, which payment due date has been mutually extended by the parties, $30,000 in each of 2015 and 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter.

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

Lease Agreements

Effective as of September 1, 2013, the Company entered into an agreement of lease with Long Island High Technology Incubator, Inc. in connection with the Company’s drug discovery research facility located in Stony Brook, New York. The term of the lease is for one year, from September 1, 2013 through August 31, 2014, and the rent payable thereunder is $28,000 per year, payable in monthly installments of $2,333.

On March 1, 2014, the Company entered into a six-month lease arrangement for 550 square feet of offices at 1510 Broadway, 23rd Floor, New York, NY 10018 for $5,700 per month for our management and administrative facilities. The lease agreement will automatically renew for successive periods under the same terms unless alternative arrangements have been made in writing at least sixty days prior to the end date.

Equipment

On March 26, 2014, we entered into an agreement with HealthCare Equipment Funding located in Roswell, Georgia to finance the purchase of a Perkin Elmer Vectra 2.0 microscope for a purchase price of $318,603. The terms of the agreement require a down payment of $21,115 and 36 monthly payments of $10,260. The agreement further requires a security deposit of $238,952, which will be refunded to the Company in three equal installments upon the payment of the twelfth, the twenty-fourth and the thirty-sixth monthly payments. This security deposit was due and payable on May 1, 2014, however has been extended by mutual agreement of the parties until July 31, 2014. As further security, personal guaranties were required of our chief executive officer and chief financial officer.

Beginning as early as the first quarter of fiscal 2015, we intend to enter into arrangements for the acquisition of additional laboratory equipment, computer hardware and software, leasehold improvements and office equipment. We cannot at this time provide assurances that we will be able to enter into agreements with vendors on terms commercially favorable to us or that we will be able to enter into such arrangements without securing additional financing.

Operating Capital and Capital Expenditure Requirements

Based on the closing of the equity financing on June 30, 2014 (See Footnote 7- Subsequent Events), we currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through February 2015, without raising additional capital. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the recent financing activities. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as of May 31, 2014. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of May 31, 2014.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was not effective as of May 31, 2014.  The primary factors contributing to the material weakness, which relates to our financial statement close process, were:

●	Lack of proper segregation of duties due to limited personnel; and

●	Lack of a formal review process that includes multiple levels of review, resulting in adjustments related shared based compensation.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during the three months ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

None.

Item 6.	Exhibits

(b)	Exhibits

Exhibit No.	Description

10.18	Antibody License Agreement with the Massachusetts Institute of Technology and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology dated as of June 2, 2014

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

METASTAT, INC.

Date: July 15, 2014	By	/s/ Oscar L. Bronsther
Oscar L. Bronsther, M.D., F.A.C.S. Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.18	Antibody License Agreement with the Massachusetts Institute of Technology and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology dated as of June 2, 2014

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed note filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.