Form 10-Q
period 2014-08-31
MetaStat, Inc.
filed 2014-10-15
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from              to             .

Commission File Number 000-52735

METASTAT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8753132
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

27 Drydock Ave, Suite 29
Boston, MA 02210
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

As of October 14, 2014, 27,463,411 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MetaStat Inc.
Condensed Consolidated Balance Sheets

	August 31,	February 28,
	2014	2014
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$495,657	$483,408
Other receivable	-	20,000
Prepaid expenses	141,365	12,073
Deferred financing costs	-	60,523
Securities held-for-sale	458,568	-
Total Current Assets	1,095,590	576,004

Equipment (net of accumulated depreciation of $52,764 and $34,192, respectively)	514,375	204,254
Refundable deposits	289,319	10,367

TOTAL ASSETS	$1,899,284	$790,625

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$423,807	$257,965
Acccrued expense	83,642	-
Current portion of capital lease	99,965	-
Convertible notes (net od discount of $0 and $206,636, respectively)	-	2,475,717
Accrued interest payable	-	137,701
Due to investor	244,530	-
Total Current Liabilities	851,944	2,871,383

Long-term portion of capital lease	218,638	-

TOTAL LIABILITIES	1,070,582	2,871,383

STOCKHOLDERS' EQUITY (DEFICIT)
Series A convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 500,000 and 0 shares issued and outstanding, respectively)	50	-
Common Stock ($0.0001 par value; 150,000,000 shares authorized; 26,938,606 and 21,573,899 shares issued and outstanding, respectively)	2,694	2,157
Additional paid-in-capital	17,089,757	8,644,760
Deficit accumulated during development stage	(16,263,799)	(10,727,675)

Total stockholders' equity (deficit)	828,702	(2,080,758)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,899,284	$790,625

The accompanying notes are an integral part of the condensed consolidated financial statements.

MetaStat Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three	Three
	Months	Months	Six Months	Six Months
	ended	ended	ended	ended
	August 31,	August 31,	August 31,	August 31,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating Expenses
General & administrative	1,267,176	700,826	1,802,677	1,813,967
Research & development	479,635	45,000	732,717	332,215
Total Operating Expenses	1,746,811	745,826	2,535,394	2,146,182

Other Expense (Income)
Interest expense	20,614	34,750	79,287	63,550
Accretion expense	197,246	189,324	539,319	363,306
Deferred financing cost amortization	15,131	-	60,523	-
Other income	(522)	-	(3,159)	(61)
Beneficial conversion feature	2,324,760	-	2,324,760	-
Total Other Expenses (Income)	2,557,229	224,074	3,000,730	426,795

NET LOSS	$(4,304,040)	$(969,900)	$(5,536,124)	$(2,572,977)

Basic & Diluted Net Loss Per Share	$(0.17)	$(0.05)	$(0.23)	$(0.12)

Weighted shares outstanding	25,542,296	21,300,995	23,582,554	21,300,995

The accompanying notes are an integral part of the condensed consolidated financial statements.

MetaStat Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
	Six	Six
	Months	Months
	ended	ended
	August 31,	August 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,536,124)	$(2,572,977)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	18,572	6,804
Option expense	359,000	846,710
Common stock issued for services	310,375	284,200
Accretion of discount	539,319	363,306
Beneficial conversion Feature	2,324,759	-
Amortization of deferred financing costs	60,523	-
Net changes in operating assets and liabilities:
Other receivable	20,000	-
Prepaid expenses	(35,452)	20,531
Refundable deposit	(278,952)	-
Accounts payable	135,843	(95,945)
Accrued expense	49,753	-
Accrued interest	63,712	62,489
NET CASH USED IN OPERATING ACTIVITIES	(1,968,672)	(1,084,882)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment	785,962	-
Purchase of equipment	(10,090)	(2,366)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	775,872	(2,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity financing	750,000	-
Payment of convertible debt	(100,000)
Payment of short-term debt	(59,951)	(51,860)
Proceeds from issuance of convertible debt	615,000	700,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,205,049	648,140

NET INCREASE (DECREASE) IN CASH	12,249	(439,108)

Cash at the beginning of the year	483,408	969,188

Cash at the end of the year	$495,657	$530,080

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock and warrants issued for conversion of debt	$3,558,413	$-
Issuance on lease financing for fixed assets	$318,603	$-
Securities held-for-sale exchanged for common and preferred shares	$1,344,000	$-
Accrued offering costs	$29,999	$-
Financing of insurance premium through notes payable	$93,840	$93,840
Debt discount	$173,035	$545,354

The accompanying notes are an integral part of the condensed consolidated financial statements.

METASTAT INC. and Subsidiary
Notes to Condensed Consolidated Financial Statements
August 31, 2014 and August 31, 2013
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

MetaStat, Inc. (“we,” “us,” “our,” the “Company,” or “MetaStat”) is a diagnostic company focused on developing and commercializing novel diagnostic technologies and therapeutics for the early and reliable prediction and treatment of systemic metastasis - cancer that spreads from a primary tumor through the bloodstream to other areas of the body. Systemic metastasis is responsible for ~90% of all solid tumor cancer related deaths and as such, we believe the more effective treatment of metastatic disease and/or the prevention of systemic metastasis is needed to improve patient outcomes.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MetasStat BioMedical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended February 28, 2014 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on June 13, 2014. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of August 31, 2014 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to current presentation.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2014, the Company has an accumulated deficit of $16,263,799. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – EQUITY

On April 5, 2013, the Company issued 153,013 shares of common stock to members of its scientific advisory board and clinical advisory board vesting upon the listing of the Company’s common stock on a national exchange and achieving certain levels of trading. The Company will measure the fair value of the shares when vesting becomes probable, which has not yet occurred. As of August 31, 2014, the Company has not recognized any stock compensation expense in connection with these shares.

On April 9, 2013, the Company issued 150,000 shares of common stock to a member of its Board of Directors vesting upon the earlier of the Company achieving $5,000,000 in gross sales or a change in control. The Company valued the shares for a total fair value of $375,000 on the grant date. However, as of August 31, 2014, the Company has not recognized any stock compensation expense in connection with these shares and expects to recognize the compensation expense when vesting becomes probable, which has not yet occurred.

On April 9, 2013, the Company issued 100,000 shares of common stock to an advisor for services that vested immediately. The fair value of the shares amounted to $250,000 on the grant date.  The Company recognized $250,000 of stock compensation expense related to these shares during the six months ended August 31, 2013.

On April 18, 2013, the Company issued 12,000 shares of common stock to a consultant for services that vested immediately. The fair value of the shares amounted to $34,200 on the grant date. The Company recognized $34,200 of stock compensation expense related to these shares during the six months ended August 31, 2013.

On March 2, 2014, the Company issued 50,000 shares of common stock to a consultant for services to be provided over a six-month period and that vested immediately. The fair value of the shares amounted to $67,500 on the grant date. This transaction was initially recorded a prepaid expense and amortized as stock-based compensation over the service period, resulting in $33,750 and $67,500 recognized during the three and six months ended August 31, 2014, respectively.

On June 9, 2014, the Company issued 250,000 shares of common stock to a consultant for services to be provided over a six-month period and that vested immediately. The fair value of the shares amounted to $285,025 on the grant date. Stock-based compensation of $95,000 was recognized during the three and six months ended August 31, 2014, respectively, related to these shares.

On June 30, 2014, the Company issued 4,714,025 shares of common stock and 500,000 shares of Series A Convertible Preferred Stock, convertible at a 1-to-1 ratio into 500,000 shares of common stock to certain accredited investors that entered into a securities purchase agreement (the “Purchase Agreement”) whereby the Company received aggregate gross proceeds of $5,735,427, of which $4,092,427 represents the automatic conversion of outstanding convertible promissory notes with principal amounts totaling $3,357,000 as referenced in Note 5 below (the “Qualified Financing”). The net proceeds from this transaction amounted to $1,643,000. Included in the net proceeds is the receipt of $100,000 from an investor that was concurrently paid $100,000 for due diligence and legal fees by the Company. Approximately $1,000,000 of these proceeds are expected to be generated from the sale of marketable securities transferred to the Company by an investor (see Note 7).

On July 14, 2014, the Company completed a second closing under the Purchase Agreement whereby the Company issued 188,182 shares of common stock for an aggregate purchase price of $207,000.

On July 22, 2014, the Company issued 162,500 shares of common stock to members of its Board of Directors that vested immediately. The fair value of the shares amounted to $147,875 on the grant date, which was recorded as a stock-based compensation during the three and six months ended August 31, 2014.

NOTE 3 – STOCK OPTIONS

For the six months ended August 31, 2013, the Company issued options to purchase 300,000 shares of common stock at $3.25 per share to members of its management team and its Board of Directors. The options vested in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. These options had a total fair value of $632,794 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.68%; (2) an expected term of 5.25 years; (3) an expected volatility of 129%; and (4) zero expected dividends.  During the three and six months ended August 31, 2013, the Company recognized $158,199 and $316,398 of compensation expense related to these options.  During the three and six months ended August 31, 2014, the Company did not recognize any compensation expense related to these options.

For the six months ended August 31, 2013, the Company issued options to purchase 523,500 shares of common stock at $3.25 per share to members of its scientific advisory board and clinical advisory board and a consultant. The options vested in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. Compensation expense related to these non-employee options was measured and recognized at each vesting date.  The aggregated fair value of the vested options on the second measurement date amounted to $969,309 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 2.47%; (2) an expected term of 9.73 years; (3) an expected volatility of 126%; and (4) zero expected dividends.  The Company recognized $219,498 and $530,312 in stock option expense for the three and six months ended August 31, 2013, respectively. During the three and six months ended August 31, 2014, the Company did not recognize any compensation expense related to these options.

For the three and six months ended August 31, 2014, 220,000 non-employee performance-based stock options vested with a value of $232,000.  These options vested based on the completion of a trial and subsequent publication of results on June 3, 2014. The Company recognized $232,000 in stock option expense for the three and six months ended August 31, 2014.

For the three and six months ended August 31, 2014, an aggregate of 90,000 employee performance-based stock options vested with a value of $127,000. These options vested once certain milestones were completed by the employees, which included the completion of the research plan, lab setup, essential hires and investor presentation for the therapeutics program.  The Company recognized $127,000 in stock option expense for the three and six months ended August 31, 2014.

For the three and six months ended August 31, 2014, 100,000 stock options issued to certain members of our Board of Directors with an exercise price equal to $3.25 were cancelled in an effort to reduce the fully-diluted share count and increase number of available stock options. The Company determined that the transaction was not considered to be a modification of these stock-based awards. All stock-based compensation related to these options were recognized in the fiscal year ended February 28, 2014 and have not been reversed.

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2014	2,680,000	$1.70	$-	-
Forfeited	100,000	3.25	-	8.60

Outstanding and expected to vest at August 31, 2014	2,580,000	$1.64	$-	8.26
Exercisable at August 31, 2014	2,030,000	$1.69	$-	8.01

As of August 31, 2014, 1,116,500 options are exercisable at $0.68 per share with a weighted average life of 7.36 years, 823,500 options are exercisable at $3.25 with a weighted average life of 8.60 years, and 190,000 options are exercisable at $1.50 with a weighted average life of 9.30 years. Additionally, 550,000 options with an exercise price of $1.50 and a weighted average life of 9.30 years have yet to vest.

As of August 31, 2014, we had $142,000 of unrecognized compensation related to employee stock options whose recognition is dependent on certain milestones to be achieved.  Additionally, there were 550,000 stock options with a performance vesting condition that were granted to consultants which will be measured and recognized when vesting becomes probable.

NOTE 4 – WARRANTS

For the six months ended August 31, 2013, the Company issued 70,000 warrants in connection with the issuance of Convertible Notes referenced in Note 5 below. These warrants were issued between March 1, 2013 and May 14, 2013, are exercisable at $3.00 per share and expire between March 1, 2017 and May 14, 2017. These warrants vested immediately. The warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

For the six months ended August 31, 2013, in connection with the issuance of the Convertible Notes referenced in Note 5 below, the Company issued placement agent warrants to purchase an aggregate of 8,480 shares of common stock.  These placement agent warrants are exercisable at $2.50 per share, have a term of 5 years and a cashless exercise feature and vested immediately. The fair value of these warrants was determined to be $25,498, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 0.74%; (2) an expected term of 5 years; (3) an expected volatility of 134%; and (4) zero expected dividends.

For the six months ended August 31, 2014, the Company issued 25,000 warrants in connection with the issuance of Convertible Notes referenced in Note 5 below. These warrants were issued on March 4, 2014, are exercisable at $2.10 per share and expire on March 4, 2019. These warrants vested immediately. The warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

For the six months ended August 31, 2014, the Company issued 155,000 warrants in connection with the issuance of Convertible Notes referenced in Note 5 below. These warrants were issued between May 22, 2014 and June 26, 2014, are exercisable at $1.50 per share and expire between May 22, 2019 and June 26, 2019. These warrants vested immediately. The warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

For the six months ended August 31, 2014, the Company issued 3,066,000 warrants in connection with the closing of the Qualified Financing as described in Note 2. These warrants were issued on June 30, 2014, are exercisable at $1.50 per share and expire on June 30, 2018. These warrants vested immediately. The warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2014	3,146,355	$1.24	$-	-
Issued	3,246,000	$1.50	-	3.88

Outstanding at August 31, 2014	6,392,355	$1.37	$-	3.18

Warrants exercisable at August 31, 2014 are:

Exercise prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$0.68	220,000	2.21	220,000
$0.91	1,497,124	2.42	1,497,124
$1.40	786,250	1.99	786,250
$1.50	3,371,000	3.76	3,371,000
$2.10	472,001	3.43	472,001
$2.50	25,980	3.37	25,980
$3.00	20,000	2.42	20,000

NOTE 5 – CONVERTIBLE NOTES

2013 Notes

From January to May 2013, the Company issued convertible promissory notes in the aggregate principal amount of $1,487,000, originally due December 31, 2013 (the “2013 Notes”).

The 2013 Notes bore interest at the rate of 8% per annum, mature on December 31, 2013 and ranked senior to the Company’s currently issued and outstanding indebtedness and equity securities.  Upon the closing by the Company of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to us of at least $3,500,000 in the aggregate, inclusive of the 2013 Notes, the outstanding principal amount of the 2013 Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) would have automatically converted into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the 2013 Notes, the noteholders have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $2.50 per share.

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

During the six months ended August 31, 2014, the Company recorded $159,647 of accretion expense related to the Amended 2013 Notes.

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

During the six months ended August 31, 2014, the Company issued Additional 2014 Notes in the aggregate principal amount of $150,000 with 25,000 detachable warrants that can be exercised at $2.10 per share within a four-year period.

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

May 2014 Notes

During the six months ended August 31, 2014, the Company issued convertible promissory notes in the aggregate principal amount of $465,000 with 155,000 detachable warrants that can be exercised at $1.50 per share within a five-year period (the “May 2014 Notes”).

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

The detachable warrants issued during the six months ended August 31, 2013 had a weighted-average fair value of $199,234 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.58%; (2) an expected term of 4 years; (3) an expected volatility of 140.6%; and (4) zero expected dividends.

The detachable warrants issued during the six months ended August 31, 2014 had a weighted-average fair value of $127,289, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.64%; (2) an expected term of 5 years; (3) an expected volatility of 116.8%; and (4) zero expected dividends.

The relative fair value of the warrants and the intrinsic value of the beneficial conversion feature for the convertible notes issued during the six months ended August 31, 2014 and  2013 totaled $173,035 and $545,354, respectively, and was recorded as a discount to the convertible debt.

During the six months ended August 31, 2014 and 2013, $379,672 and $363,306, respectively, was recognized as accretion expense related to the debt discount.

Automatic Exchange of the Convertible Notes

On June 30, 2014, the Company completed the Qualified Financing whereby all outstanding Convertible Notes with an aggregate principal amounts totaling $3,357,000 were automatically exchanged into the securities offered in the Qualified Financing.  The exchange also included approximately $201,000 of accrued interest.  As of August 31, 2014, the Company has no Convertible Notes outstanding

On June 30, 2014, as a result of the exchange of the Convertible Notes in the Qualified Financing, the Company recorded an expense amounting to $2,324,760 related to the recognition of a contingent beneficial conversion feature.  The expense was measured at the intrinsic value of the beneficial conversion feature for each of the Convertible Notes at their respective measurement date.

NOTE 6 – EQUIPMENT

On March 26, 2014, we entered into an agreement with HealthCare Equipment Funding located in Roswell, Georgia to finance the purchase of a Perkin Elmer Vectra 2.0 microscope for a purchase price of $318,603. The terms of the agreement require a down payment of $21,115 and 36 monthly payments of $10,260. The agreement further requires a security deposit of $238,952, which will be refunded to the Company in three equal installments upon the payment of the twelfth, the twenty-fourth and the thirty-sixth monthly payments. This security deposit has been satisfied by the Company. As further security, a personal guaranty was required of our chief executive officer.

On September 1, 2014, we opened our diagnostic laboratory in Boston MA. As such, we have begun to enter into arrangements for the acquisition of additional laboratory equipment, computer hardware and software, leasehold improvements and office equipment. We cannot at this time provide assurances that we will be able to enter into agreements with vendors on terms commercially favorable to us or that we will be able to enter into such arrangements without securing additional financing.

NOTE 7 – SECURITES HELD FOR SALE AND DUE TO INVESTOR

As part of the June 30, 2014 equity financing (see Note 4), the Company received 4,800,000 shares of common stock of Quantum Materials Corp (“Consideration Shares”) in lieu of $1,000,000 of cash proceeds from an investor. In the event the Company does not receive gross proceeds of at least $1,000,000 from the sale of the Consideration Shares by the earliest to occur of (i) September 28, 2014 or (ii) the date the Company has sold of the Consideration Shares, then the investor shall make a payment to the Company equal to the difference between $1,000,000 and the aggregate gross proceeds received by the Company from the sale of the Consideration Shares.  In the event the Company received gross proceeds of at least $1,000,000 from the sale of the Consideration Shares within the 90 days following the closing date of the equity financing, the Company shall immediately cease to sell the Consideration Shares and return all the unsold Consideration Shares to the investor and any proceeds from the sale of the Consideration Shares in excess of the $1,000,000.

The Company has elected to account for the Consideration Shares and the related liability to the investor at fair value.  As such any changes in fair value of the Consideration Shares and the related liability, which are expected to offset each other, are recorded in earnings.  The Consideration Shares and the related liability due to investor are financial instruments which are considered Level 1 in the fair value hierarchy and whose value is based on quoted prices in active market.

The fair value of the Consideration Shares at the time of the closing of the equity financing amounted to approximately $1,344,000.  During the three months ended August 31, 2014, the Company generated approximately $786,000 of proceeds from the sale of the Consideration Shares.  As of August 31, 2014, the unsold Consideration Shares had an aggregate fair value of approximately $459,000.  As of August 31, 2014, the Company recorded a liability amounted to approximately $245,000. This amount, which is payable to the investor,  was measured as the excess of the combined amount of  (1) the proceeds from the sale of the Consideration Shares and (2) the fair value of the remaining unsold Consideration Shares over $1,000,000. During the six months ended August 31, 2014, the decrease in fair value of both the Consideration Shares and the related liability due to the investor amounted to approximately $99,000, with both recorded in earnings.

NOTE 8 – NET LOSS PER SHARE

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period.  Restricted shares issued with vesting condition that have not been met at the end of the period are excluded from the computation of the weighted average shares. As of August 31, 2014 and 2013, 303,153 restricted shares of common stock were excluded from the computation of the weighted average shares.

Diluted net loss per common share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares generally consist of incremental shares issuable upon exercise of stock options and warrants and conversion of outstanding options and warrants and shares issuable from convertible securities.

In computing diluted loss per share for the periods ended August 31, 2014 and 2013, no effect has been given to the common shares issuable at the end of the period upon the conversion or exercise of the following securities as their inclusion would have been anti-dilutive:

	August 31, 2014	August 31, 2013
Stock options	2,580,000	1,940,000
Warrants	6,392,355	2,810,554
Convertible notes	-	620,572
Total	8,972,355	5,371,126

NOTE 9 – COMMITMENT

On August 28, 2014, the Company entered into an agreement of lease with Zoom Group, LLC in connection with the Company’s diagnostic laboratory and office space located in Boston, MA. The term of the lease is for two years, from September 1, 2014 through August 31, 2016, and the basic rent payable thereunder is $10,280 per month for the first year and $10,588 per month for the second year. Additional monthly payments under the lease agreement shall include tax payments and operational costs. Additionally, the Company paid a $40,000 security deposit in connection with entering into the lease.

NOTE 10 – SUBSEQUENT EVENTS

Securities Held For Sale:

As of September 16, 2014, the Company sold an aggregate of 3,730,695 Consideration Shares for aggregate gross proceeds of $1,000,000.  The Company is to return 1,069,305 unsold shares to the investor.

Purchase Agreement with Lincoln Park Capital Fund, LLC:

On October 10, 2014, the Company entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“LPC”).

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and LPC is obligated to purchase up to $10 million in shares of the Company’s common stock (“Common Stock”), subject to certain limitations, from time to time, over the 24-month period commencing on the date that a registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The Company may direct LPC, at its sole discretion and subject to certain conditions, to purchase up to 30,000 shares of Common Stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 100,000 shares, depending upon the closing sale price of the Common Stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $500,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, but in no event will shares be sold to LPC on a day the Common Stock closing price is less than the floor price as set forth in the Purchase Agreement. In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the Purchase Agreement.  In connection with the Purchase Agreement, the Company issued to LPC 200,000 shares of Common Stock (the "Initial Commitment Shares") and may issue up to 400,000 additional shares of Common stock pro rata only if and as the $10 million is funded by LPC. The Initial Commitment Shares have been issued in reliance on an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof, and will be registered for resale on the registration statement that the Company must file pursuant to the Purchase Agreement and the Registration Rights Agreement.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to LPC under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. There are no trading volume requirements or restrictions under the Purchase Agreement. LPC has no right to require any sales by the Company, but is obligated to make purchases from the Company as it directs in accordance with the Purchase Agreement. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to LPC. The Company expects that any proceeds received by the Company from such sales to LPC under the Purchase Agreement will be used for general corporate purposes and working capital requirements.

The foregoing description of the Purchase Agreement and the Registration Rights Agreement are qualified in their entirety by reference to the full text of the Purchase Agreement and the Registration Rights Agreement, a copy of each of which is attached as exhibits to the Current Report on Form 8-K filed on October 14, 2014.

Amendment to Memorandum of Understanding:

On October 12, 2014, the Company entered into an amendment (the “Amendment”) to the binding Memorandum of Understanding (the “MOU”) dated July 14, 2014 between the Company and a private third party entity (the “Licensee”) affiliated with one of the Company’s directors, Dr. David Epstein.  The MOU sets forth certain understandings, rights and obligations of the parties with respect the grant by the Company to the Licensee of a license of certain of Company’s therapeutic assets pursuant to an assignment and/or sublicense agreement to be entered into by the parties (the “License Agreement”).  The Amendment amends the MOU as follows:

•	The time to execute the License Agreement has been extended for an additional thirty (30) day period;

•
The time period for the Licensee to invest an additional $1 million in the Subsequent Financing (as defined in the MOU), or a separate financing on substantially similar terms, has been extended to December 31, 2015;

•
The time period for the Company to make a $1 million preferred stock equity investment in exchange for a 20% equity interest (on a fully diluted, as converted basis) in the Licensee has been extended to December 31, 2015;

•
The Licensee shall be responsible for all costs and expenses up to a maximum of $50,000 per month for all operations at SUNY Stony Brook commencing on October 15, 2014 until such time that the MOU terminates.  In addition, the Licensee shall pay to the Company $150,000 no later than March 1, 2015 to reimburse the Company for certain costs and expenses incurred by the Company in connection with maintaining the operations at SUNY Stony Brook; and

•	The Licensee no longer has a rescission right with respect to its initial $250,000 equity investment in the Company.

The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of each of which is attached as hereto as Exhibit 10.1.

Appointment of New Directors and Director Resignations:

Effective as of October 15, 2014, the board of directors (the “Board”) of the Company appointed Mr. Richard Berman and Mr. Philip Goodeve to the Board and accepted the resignations of Mr. Warren Lau and Dr. Patrick Mooney.  In addition, Mr. Johan M. (Thijs) Spoor resigned as Chairman of the Board while still remaining a member of the Board.  The resignations were not due to disagreements on any matter relating to the Company’s operations, policies or practices.

Mr. Berman will serve as lead independent director and Chairman of the Company’s Nominating and Corporate Governance Committee Committee, as well as a member of the Company’s Compensation Committee.  Mr. Goodeve will serve as a member of the Company’s Compensation Committee and Audit Committee.

Executive and Director Compensation:

Effective as of October 14, 2014, the Board approved the following compensation to the Company’s executive management, employees and members of the Board:

Mr. Daniel Schneiderman, the Company's Vice President of Finance and Secretary, received a stock option award of 300,000 stock options to be issued as follows: (i) 100,000 stock options shall fully vest two years following the date of issuance; (ii) of the remaining 200,000 stock options, one-third shall vest once the Company’s CLIA laboratory is operational, one-third shall vest upon the Company’s first commercial sale, and one-third shall vest upon the Company achieving $25 million in sales for the prior twelve month period; and (iii) shall provide for an exercise price per share of $1.10. Mr. Schneiderman was also issued 20,000 shares of common stock that vest upon an uplisting of the Company’s common stock to a national stock exchange.

Mr. Mark Gustavson, the Company's Vice President of Diagnositcs, received a stock option award of 300,000 stock options to be issued as follows: one-third shall vest once the Company’s CLIA laboratory is operational, one-third shall vest upon the Company’s first commercial sale, and one-third shall vest upon the Company achieving $25 million in sales for the prior twelve month period. The options shall provide for an exercise price per share of $1.10.

Mr. Johan M. Spoor, a member of the Company's board of directors, was issued (i) 40,000 shares of common stock that is fully vested; and (ii) 64,935 shares of common stock vesting twelve (12) months following the issuance date.  Additionally, 200,000 restricted shares previously issued to Mr. Spoor shall be deemed fully vested.

Mr. David Siegel, a member of the Company's board of directors, was issued 40,000 shares of common stock that is fully vested.

Mr. David Epstein, a member of the Company's board of directors, was issued (i) 40,000 shares of common stock that is fully vested; and (ii) 64,935 shares of common stock vesting twelve (12) months following the issuance date.

Mr. Richard Berman, a newly appointed member of the Company's board of directors, was issued 64,935 shares of common stock vesting twelve (12) months following the issuance date. Additionally, Mr. Berman shall be paid $50,000 in cash to be paid quarterly over the next twelve (12) months.

Dr. Patrick T. Mooney, a former member of the Company’s board of directors,  was issued 40,000 shares of common stock that is fully vested. Additionally, 50,000 restricted shares previously issued to Mr. Mooney shall be deemed fully vested.

Mr. Warren C. Lau, a former member of the Company’s board of directors, was issued 150,000 shares of common stock that is fully vested.

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

Business Overview

We are a diagnostic company focused on the development and commercialization of novel diagnostics to provide physicians and patients actionable information regarding the risk of systemic metastasis.  We believe cancer treatment strategies can be personalized and outcomes improved through new diagnostic tools that identify the aggressiveness and metastatic potential of primary tumors.

Systemic metastasis, cancer that spreads from a primary tumor through the bloodstream to other areas of the body, is responsible for approximately 90% of all solid tumor cancer related deaths. However, only approximately 30-35% of breast cancers are biologically capable of metastatic spread yet the majority of these patients are treated with aggressive therapies that could be modified or eliminated if the true biologic nature (metastatic potential) of the disease could be identified.

We are developing two function-based diagnostic assays. The MetaSite Breast™ test is applicable for early stage breast cancer patients and the MenaCalc™ test is a platform technology and broadly applicable to many epithelial-based cancers, including breast, prostate, lung, and colorectal. These four cancer indications collectively account for over 50% of all new cancer cases in the U.S. with over 800,000 total cases of cancer per year in the United States alone.

Both our MetaSite Breast™ and MenaCalc™ diagnostic products lines are designed to accurately stratify patients based on their individual risk of metastasis and to allow oncologists to better "customize" cancer treatment decisions by positively identifying patients with a high-risk of metastasis who need aggressive therapy and by sparing patients with a low-risk of metastasis from the harmful side effects and expense of chemotherapy.

Clinical studies of 585 patients in the aggregate for the MetaSite Breast™ assay and 1,203 patients in the aggregate for the MenaCalc™ breast cancer assay have successfully been completed to date.

MetaSite Breast™ is an immunohistochemistry-based test performed on FFPE tissue from an excisional biopsy that directly identifies and quantifies the active sites of the metastatic process.  In order for breast cancer tumor cells to enter a blood vessel (intravasate), three types of cells must self-assemble in apposition to each other to form a unique micro-anatomical structure.  This structure, termed the “MetaSite”, is composed of an endothelial cell (cell that lines blood vessels), a perivascular macrophage (a type of immune cell), and a tumor cell that expresses the Mena protein. We have demonstrated in clinical studies that the density of these MetaSites correlates with metastatic risk.

We believe the MetaSite Breast™ test will be applicable for the ER-positive, HER2-negative early stage breast cancer patients. The assay and tumor sample preparation procedure readily fits into the current diagnostic paradigm and does not require any additional surgical procedures. Data from a 481 patient correlative clinical study was recently completed which demonstrated a positive association between MetaSite score and risk of distant metastasis in women with ER-positive/HER2-negative breast cancer. In this subgroup, the MetaSite score outperformed the validated IHC4 score, used as a surrogate for the prognostic information provided by the Oncotype DX score. Results from this study were recently published in the Journal of the National Cancer Institute by Rohan et al. in August 2014.

The MenaCalc™ diagnostic platform measures metastatic risk and has the potential to predict outcome in multiple epithelial-based tumor types, including breast, prostate, lung and colorectal. The Mena protein and its isoforms are key potentiators and modulators of cellular phenotype and migration and are central to the metastatic cascade. Mena is expressed in multiple isoforms, including MenaINV and Mena11a. Overexpression of MenaINV and downregulation of Mena11a in tumor cells correlate with metastatic potential.  We believe MenaCalc™ predicts outcome and metastatic risk for the majority of breast cancer patients including HER2-positive and Triple Negative (TNC) for which there is no viable diagnostic on the market currently. The MenaCalc™ assay requires very little tissue and can be performed on cells from a needle biopsy or fine needle aspiration allowing oncologists to begin treatment prior to any definitive surgical procedure. MetaStat expects to initially commercialize the MenaCalc™ assay for breast cancer followed by assays for prostate cancer and adenocarcinoma of the lung.  We plan to initiate additional clinical utility studies, depending on access to the desired tumor sample cohorts, for both the MetaSite Breast™ and MenaCalc™ assays in 2015.

Recently, we opened our Boston laboratory and office facilities and anticipate establishing a laboratory on site that will be a clinical reference laboratory as defined under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”).  We anticipate all tumor samples will be sent to our clinical reference laboratory. Upon generation and delivery of a “Metastasis Score” report to the physician, we plan to bill third-party payors for our breast cancer diagnostics.

We plan to initially market to a select number of physicians and cancer centers in targeted markets in the United States. We expect this will subsequently be followed by a national rollout. We believe a subsequent increase in demand will result from the publication of further studies in one or more peer-reviewed scientific/medical journals and the presentation of study results at medical conferences such as the annual meeting of the American Society of Clinical Oncology (ASCO) and the San Antonio Breast Cancer Symposium. Initially, we expect our reference laboratory will have the capacity to process up to 1,000 tests per quarter, and our current expansion plan contemplates that we will have capacity to process up to 15,000 tests per quarter by the end of calendar 2015.

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

Going Concern

Since our inception, we have generated significant net losses. As of August 31, 2014, we had an accumulated deficit of $16,263,799. We incurred net losses of $4,304,040 and $969,900 in the quarter ended August 31, 2014 and 2013, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, and to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through November 2014, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, the ability of us to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations and could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2014 and August 31, 2013

Revenues.  There were no revenues for the three months ended August 31, 2014 and August 31, 2013, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses. General and administrative expenses totaled $1,267,176 for the three months ended August 31, 2014 as compared to $700,826 for the three months ended August 31, 2013. This represents an increase of $566,350. This increase was due primarily from increased costs for salaries, bonuses, consulting, legal, including intellectual property, accounting and other professional costs and costs for stock-based compensation.

Research and Development Expenses. Research and development expenses were $479,635 for the three months ended August 31, 2014 as compared to $45,000 for the three months ended August 31, 2013. This represents an increase of $434,635.  This increase resulted primarily from the initiation of the MenaBloc™ therapeutic platform and expenses related to the development of our breast cancer diagnostics and the signing of a new license agreement.

Other Expense (Income).Other expense (income) amounted to $2,557,229 for the three months ended August 31, 2014 as compared to $224,074 for the three months ended August 31, 2013.  This represents an increase of $2,333,155. This increase was primarily due in part to the recognition of the contingent beneficial conversion feature related to the automatic conversion of all outstanding convertible promissory notes.

Net Loss. As a result of the factors described above, we had a net loss of 4,304,040 for the three months ended August 31, 2014 as compared to $969,900 for the three months ended August 31, 2013.

Comparison of the Six Months Ended August 31, 2014 and August 31, 2013

Revenues.  There were no revenues for the six months ended August 31, 2014 and August 31, 2013, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses. General and administrative expenses totaled $1,802,677 for the six months ended August 31, 2014 as compared to $1,813,967 for the six months ended August 31, 2013. This represents a decrease of $11,290. This decrease was due primarily from decreases in costs for stock-based compensation.

Research and Development Expenses. Research and development expenses were $732,717 for the six months ended August 31, 2014 as compared to $332,215 for the six months ended August 31, 2013. This represents an increase of $400,502.  This increase resulted primarily from the initiation of the MenaBloc™ therapeutic platform and expenses related to the development of our breast cancer diagnostics.

Other (Income) Expense. Other (income) expense amounted to 3,000,730 for the six months ended August 31, 2014 as compared to $426,795 for the six months ended August 31, 2013.  This represents an increase of $2,257,935. This increase was primarily due in part to the recognition of the contingent beneficial conversion feature expense related to the automatic conversion of all outstanding convertible promissory notes.

Net Loss. As a result of the factors described above, we had a net loss of $5,536,124 for the six months ended August 31, 2014 as compared to $2,572,977 for the six months ended August 31, 2013.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of August 31, 2014, we had an accumulated deficit of $16,263,799.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and convertible promissory notes. Through August 31, 2014, we had received net proceeds of $6,033,755 through the sale of common stock and warrants to investors and $3,457,000 from the sale of convertible promissory notes and warrants.  As of August 31, 2014, we had cash and cash equivalents of $495,657 and debt of $318,603.  As a result of the most recent sale of shares of common stock and convertible promissory notes through August 31, 2014, we have issued and outstanding warrants to purchase 6,392,355 shares of our common stock at a weighted average exercise price of $1.37, which could result in proceeds to us of $8,757,526 if all outstanding warrants are exercised for cash.

Cash Flows

As of August 31, 2014, we had $495,657 in cash and cash equivalents compared to $530,080, on August 31, 2013.

Net cash used in operating activities was $1,968,672 for the six months ended August 31, 2014 compared to $1,084,882 for the six months ended August 31, 2013. The increase in cash used of $883,790 was due to employee salaries and benefits, consulting and other professional fees, and refundable security deposits paid for equipment and a lease.

Net cash used in investing activities was $775,872 for the six months ended August 31, 2014, compared to $2,366 for the six months ended August 31, 2013. This increase of $778,238 was attributed to proceeds from the sale of the Consideration Shares and an increase for the purchase of equipment. We expect amounts used in investing activities to increase in for the rest of this fiscal year 2015 and beyond as we grow our corporate operations, expand research and development activities and add capacity in our commercial laboratory.

Net cash provided by financing activities during the six months ended August 31, 2014 was $1,205,049, compared to $648,140 for the six months ended August 31, 2013. Financing activities consisted of the sale of common stock and warrants and convertible promissory notes and warrants for the six months ended August 31, 2014 and 2013, respectively.

Contractual Obligations

As of August 31, 2014, we had the following contractual commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
License Agreement	$455	$30	$225	$200	$(1)

Second License Agreement	$397	$42	$155	$200	$(2)

Third License Agreement	$397	$42	$155	$200	$(3)

Alternative Splicing Diagnostic License Agreement	$187	$10	$77	$100	$(4)

Alternative Splicing Therapeutic License Agreement (6)	$0	$0	$0	$0	$(5)

Antibody License Agreement	$85	$5	$40	$40	$(7)

Lease Agreement (8)	$251	$124	$127	$-	$-

Health Care Equipment Funding (9)	$349	$123.1	$226	$-	$-

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

(7)
Amount of additional payments depends on several factors, including the duration of the Antibody License Agreement, which depends on expiration of the last patent to be issued pursuant to the Antibody License Agreement. That duration is uncertain because the last patent has not yet been issued.

(8)	Only includes basic rent payments. Additional monthly payments under the lease agreement shall include tax payments and operational costs.

(9)
Includes thirty-four (34) monthly payments of $10,260.  Does not include a down payment of $20,520 for months thirty-five (35) and thirty-six (36) and a security deposit of $238,952, which will be refunded to the Company in three equal installments upon the payment of the twelfth (12), the twenty-fourth (24) and the thirty-sixth (36) monthly payments

Pursuant to the License Agreement, we are required to make a series of annual minimum royalty or “license maintenance” payments under the License Agreement beginning on the first anniversary date, or August 26, 2011.  For a period of seven years on each anniversary, we are required to make additional payments in amounts that gradually increase beginning in year five. To date, we have satisfied payments for 2011, 2012 and 2013 in the amount of $30,000, respectively. We are required to make additional payments of $30,000 in 2014, $50,000 in 2015, $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter.

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

Pursuant to the Antibody License Agreement, we paid a license signing fee of $10,000 in connection with entering into the Antibody License Agreement.  Pursuant to the Antibody License Agreement, we are required to make a series of annual minimum royalty or “license maintenance” payments for the license beginning on January 1, 2015.  For a period of five years on each anniversary, we are required to make additional payments in amounts that gradually increase each year. The payments are $5,000 in 2015, $10,000 in 2016, $15,000 in 2017, $15,000 in 2018, and $20,000 in 2019.  Further, we are required to make additional payments of $20,000 every year each license is in effect thereafter. Additionally, these annual license maintenance payments will be credited to running royalties due on net sales earned in the same calendar year.

Lease Agreements

Effective as of September 1, 2013, the Company entered into an agreement of lease with Long Island High Technology Incubator, Inc. in connection with the Company’s drug discovery research facility located in Stony Brook, New York. The term of the lease is for one year, from September 1, 2013 through August 31, 2014, and the rent payable thereunder is $28,000 per year, payable in monthly installments of $2,333. On September 1, 2014, the Company renewed the lease from September 1, 2014 to August 31, 2015 under the same terms and conditions.

On March 1, 2014, the Company entered into a six-month lease arrangement for 550 square feet of offices at 1410 Broadway, 23rd Floor, New York, NY 10018 for $5,700 per month for our management and administrative facilities. The lease agreement will automatically renew for successive periods under the same terms unless alternative arrangements have been made in writing at least sixty days prior to the end date.  On August 31, we provided notice that we were terminating this lease arrangement as of October 31, 2014.

On August 28, 2014, the Company entered into an agreement of lease with Zoom Group, LLC in connection with the Company’s diagnostic laboratory and office space located in Boston, MA. The term of the lease is for two years, from September 1, 2014 through August 31, 2016, and the basic rent payable thereunder is $10,280 per month for the first year and $10,588 per month for the second year. Additional monthly payments under the lease agreement shall include tax payments and operational costs. Additionally, the Company paid a $40,000 security deposit in connection with entering into the lease.

Equipment

On March 26, 2014, we entered into an agreement with HealthCare Equipment Funding located in Roswell, Georgia to finance the purchase of a Perkin Elmer Vectra 2.0 microscope for a purchase price of $318,603. The terms of the agreement require a down payment of $20,520 to cover the final two payments (months 35 and 36) and 34 monthly payments of $10,260 beginning on September 1, 2014. The agreement further requires a security deposit of $238,952, which will be refunded to the Company in three equal installments upon the payment of the twelfth, the twenty-fourth and the thirty-sixth monthly payments. This security deposit has been satisfied by the Company. As further security, a personal guaranty were required of our chief executive officer.

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

Operating Capital and Capital Expenditure Requirements

Based on the opening of our Boston, MA diagnostic laboratories in September 2014, we currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through November 2014, without raising additional capital. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the recent financing activities. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in reimbursement. We expect that we will receive limited payments for our breast cancer diagnostics including the MetaSite Breast™ test billings from the beginning of our marketing efforts into the foreseeable future. As reimbursement contracts with third-party payors are put into place, we expect an increase in the number and level of payments received for our breast cancer diagnostics including the MetaSite Breast ™ test billings.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer, being our principal executive and financial officer, of the effectiveness of disclosure controls and procedures as of August 31, 2014. Based upon that evaluation, management, including the Chief Executive Officer, being our principal executive and financial officer concluded that the design and operation of disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of August 31, 2014.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was not effective as of August 31, 2014.  The primary factors contributing to the material weakness, which relates to our financial statement close process, were:

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

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during the three months ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K, initially filed with the SEC on June 13, 2014, except for the following risk factor:

If the Company is unable to continue as a going concern, its securities will have little or no value.

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the years ended February 28, 2014 and 2013 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of August 31, 2014, the Company had an accumulated deficit of $16,263,799. The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through November 2014, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

None.

Item 6.	Exhibits

(b)	Exhibits

Exhibit No.	Description

10.1	Amendment No. 1 to Memorandum of Understanding dated October 12, 2014

31.1	Certification of Principal Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

METASTAT, INC.

Date: October 15, 2014	By	/s/ Oscar L. Bronsther
Oscar L. Bronsther, M.D. Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)