Form 10-Q
period 2014-11-30
MetaStat, Inc.
filed 2015-01-14
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

As of January 13, 2014, 27,463,411 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MetaStat Inc.
Condensed Consolidated Balance Sheets

	November 30,	February 28,
	2014	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$69,177	$483,408
Other receivable	-	20,000
Prepaid expenses	58,802	12,073
Deferred financing costs	-	60,523
Marketable securities, at fair value	80,000	-
Other current assets	885	-
Total Current Assets	208,864	576,004

Equipment (net of accumulated depreciation of $74,450 and $34,192, respectively)	548,244	204,254
Refundable deposits	289,319	10,367

TOTAL ASSETS	$1,046,427	$790,625

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$548,511	$257,965
Acccrued expense	37,190	-
Current portion of capital lease	99,965	-
Convertible notes (net od discount of $0 and $206,636, respectively)	-	2,475,717
Accrued interest payable	-	137,701
Total Current Liabilities	685,666	2,871,383

Long-term portion of capital lease	187,683	-

TOTAL LIABILITIES	873,349	2,871,383

STOCKHOLDERS' EQUITY (DEFICIT)
Series A convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 874,257 and 0 shares issued and outstanding, respectively)	87	-
Common Stock ($0.0001 par value; 150,000,000 shares authorized; 27,413,181 and 21,573,899 shares issued and outstanding, respectively)	2,741	2,157
Additional paid-in-capital	17,841,622	8,644,760
Accumulated defecit	(17,671,372)	(10,727,675)

Total stockholders' equity (deficit)	173,078	(2,080,758)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,046,427	$790,625

The accompanying notes are an integral part of the condensed consolidated financial statements.

MetaStat Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	ended	ended	ended	ended
	November 30,	November 30,	November 30,	November 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating Expenses
General & administrative	1,080,222	794,156	2,882,899	2,608,123
Research & development	269,560	90,261	1,002,187	422,476
Total Operating Expenses	1,349,782	884,417	3,885,086	3,030,599

Other Expense (Income)
Interest expense	303	27,296	79,590	90,846
Accretion expense	-	196,190	539,319	559,496
Deferred financing cost amortization	-	-	60,523	-
Other income	-	(20)	(3,159)	(81)
Brokerage fees and commissions	23,873	-	23,873	-
Loss on securities held for sale	33,707	-	33,707	-
Beneficial conversion feature	-	-	2,324,758	-
Total Other Expenses (Income)	57,883	223,466	3,058,611	650,261

NET LOSS	$(1,407,665)	$(1,107,883)	$(6,943,697)	$(3,680,860)

Basic & Diluted Net Loss Per Share	$(0.05)	$(0.05)	$(0.29)	$(0.17)

Weighted shares outstanding	26,694,923	21,469,435	24,230,086	21,413,084

The accompanying notes are an integral part of the condensed consolidated financial statements.

MetaStat Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine	Nine
	Months	Months
	ended	ended
	November 30,	November 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,943,697)	$(3,680,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,258	10,342
Option expense	367,394	1,185,508
Common stock issued for services	806,245	284,200
Accretion of discount	539,319	559,496
Loss on securities held for sale	33,707	-
Beneficial conversion Feature	2,324,759	-
Amortization of deferred financing costs	60,523	-
Net changes in operating assets and liabilities:
Other receivable	20,000	-
Prepaid expenses	47,111	51,186
Other assets	(885)	-
Refundable deposit	(278,952)	(4,667)
Accounts payable	251,599	72,891
Accrued expense	37,190	-
Accrued interest	63,712	89,537
NET CASH USED IN OPERATING ACTIVITIES	(2,631,717)	(1,432,367)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment	1,142,926	-
Purchase of equipment	(65,645)	(165,409)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,077,281	(165,409)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	615,000	1,200,000
Proceeds from equity financing	750,000	-
Payments of convertible debt	(100,000)
Payments of short-term debt	(93,840)	(83,304)
Payments of capital lease obligation	(30,955)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,140,205	1,116,696

NET DECREASE IN CASH	(414,231)	(481,080)

Cash at the beginning of the year	483,408	969,188

Cash at the end of the period	$69,177	$488,108

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock and warrants issued for conversion of debt	$3,558,413	$-
Capital lease financing for fixed assets	$318,603	$-
Securities held-for-sale exchanged for common and preferred shares	$1,000,000	$-
Accrued offering costs	$38,950	$-
Securities exchanged for preferred shares	$256,633	$-
Financing of insurance premium through notes payable	$93,840	$93,840
Debt discount	$173,035	$629,332

The accompanying notes are an integral part of the condensed consolidated financial statements.

METASTAT INC. and Subsidiary
Notes to Condensed Consolidated Financial Statements
November 30, 2014 and November 30, 2013
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

MetaStat, Inc. (“we,” “us,” “our,” the “Company,” or “MetaStat”) is a molecular diagnostic company focused on the development and commercialization of novel diagnostics to provide physicians and patients actionable information regarding the risk of systemic metastasis. We believe cancer treatment strategies can be personalized and outcomes improved through new diagnostic tools that more accurately identify the aggressiveness and metastatic potential of primary tumors.

Systemic metastasis, cancer that spreads from a primary tumor through the bloodstream to other areas of the body, is responsible for approximately 90% of all solid tumor cancer related deaths. However, for example, only 30-35% of breast cancer are biologically capable of metastatic spread yet the majority of these patients are treated with aggressive therapies that could be modified or eliminated if the true biologic nature of the disease could be identified.

We are developing two epigenetic-based diagnostic assays called MetaSite Breast™ and MenaCalc™. Both our MetaSite Breast™ and MenaCalc™ diagnostic product lines are designed to accurately stratify patients based on their individual risk of metastasis and to allow oncologists to better "customize" cancer treatment decisions by positively identifying patients with a high-risk of metastasis who need aggressive therapy and by sparing patients with a low-risk of metastasis from the harmful side effects and expense of chemotherapy.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MetaStat BioMedical, Inc., a Delaware corporation. All significant intercompany balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended February 28, 2014 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on June 13, 2014. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of November 30, 2014 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to current presentation.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2014, the Company has an accumulated deficit of $17,671,372. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncement

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP.  In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014, however, early adoption is permitted. The Company has elected to early adopt the presentation and disclosure provisions of ASU 2014-10 for its unaudited condensed consolidated financial statements effective August 31, 2014.

In August 2014, the FASB issued ASU No. 2014-15, “ Presentation of Financial Statements-Going Concern” (“ASU 2014-15”), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period.  ASU 2014-15 also provides guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern.  This update is effective for interim and annual reporting periods beginning December 15, 2016; early adoption is permitted.  We are currently evaluating the impact that this standard will have on our consolidated financial statements.

NOTE 2 – EQUITY

Issuance of common stock for services

On April 5, 2013, the Company issued 153,013 shares of common stock to members of its scientific advisory board and clinical advisory board vesting upon the listing of the Company’s common stock on a national exchange and achieving certain levels of trading. The Company will measure and record the fair value of the shares when vesting becomes probable, which has not yet occurred. As of November 30, 2014, the Company has not recognized any stock-based compensation expense in connection with these shares.

On April 9, 2013, the Company issued 150,000 shares of common stock to a member of its Board of Directors vesting upon the earlier of the Company achieving $5,000,000 in gross sales or a change in control. The Company valued the shares for a total fair value of $375,000 on the grant date. These shares were modified on October 14, 2014, which resulted in them being deemed fully vested then.  Prior to the modification, the Company had not recognized any stock compensation expense in connection with these shares as their vesting had not yet become probable. As a result, on the modification date, the Company recorded a stock-based compensation charge of $115,500 equal to the fair value of these shares on the date of the modification.

On April 9, 2013, the Company issued 100,000 shares of common stock to an advisor for services that vested immediately. The fair value of the shares amounted to $250,000 on the grant date.  The Company recognized $250,000 of stock-based compensation expense related to these shares during the nine months ended November 30, 2013.

On April 18, 2013, the Company issued 12,000 shares of common stock to a consultant for services that vested immediately. The fair value of the shares amounted to $34,200 on the grant date. The Company recognized $34,200 of stock-based compensation expense related to these shares during the nine months ended November 30, 2013.

On March 2, 2014, the Company issued 50,000 shares of common stock to a consultant for services to be provided over a six-month period and that vested immediately. The fair value of the shares amounted to $67,500 on the grant date. This transaction was initially recorded a prepaid expense and amortized as stock-based compensation over the service period, resulting in $0 and $67,500 recognized during the three and nine months ended November 30, 2014, respectively.

On June 9, 2014, the Company issued 250,000 shares of common stock to a consultant for services to be provided over a six-month period and that vested immediately. The fair value of the shares amounted to $285,025 on the grant date. $95,000 of stock-based compensation related to these shares were recognized in the three and six months ended August 31, 2014. On October 16, 2014, the Company and the consultant signed a termination agreement whereby each party agreed to terminate all rights and obligations and the consultant agreed to relinquish and cancel the 250,000 shares of common stock. The Company determined that the services were not performed and the stock-based compensation of $95,000 related to these shares was reversed out during the three and nine months ended November 30, 2014, respectively.

On July 22, 2014, the Company issued 162,500 shares of common stock to members of its Board of Directors that vested immediately. The fair value of the shares amounted to $147,875 on the grant date, which $0 and $147,875 were recorded as a stock-based compensation during the three and nine months ended November 30, 2014, respectively.

On October 14, 2014, the Company modified the vesting term of 100,000 shares of common stock previously issued to certain members of the board of directors in May 2012, which were to vest upon the listing of the Company’s common stock on a national securities exchange.  As a result of the modification, these shares were deemed fully vested on the date of modification.  Prior to the modification, the Company had not recognized any stock compensation expense in connection with these shares as their vesting had not yet become probable. As a result, on the modification date, the Company recorded a stock-based compensation charge of $77,000 equal to the fair value of these shares on the date of the modification.

On October 14, 2014 the Company issued 310,000 shares of common stock to members of its Board of Directors that vested immediately. The fair value of the shares amounted to $238,700 on the grant date, which was recorded as a stock-based compensation during the three and nine months ended November 30, 2014.

On October 14, 2014 the Company issued 194,805 shares of common stock to members of its Board of Directors that will vest on October 14, 2015. The fair value of the shares amounted to $150,000 on the grant date, of which $19,672 was recognized as stock-based compensation during the three and nine months ended November 30, 2014.

On October 14, 2014 the Company issued 20,000 shares of common stock to a member of management that vest upon the Company’s common stock being listed on a national stock exchange such as the NASDAQ, New York Stock Exchange or NYSE MKT. The fair value of the shares amounted to $15,400 on the grant date. However, as of November 30, 2014, the Company has not recognized any stock compensation expense in connection with these shares and expects to recognize the compensation expense when vesting becomes probable, which has not yet occurred.

Equity Financing

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

On October 24, 2014 the Company issued 374,257 shares of Series A Convertible Preferred Stock, convertible at a 1-to-1 ratio into 374,257 shares of common stock to a certain accredited investors that entered into a securities purchase agreement in exchange for the transfer to the Company of 1,069,305 freely tradable shares of common stock of Quantum Materials Corp. (QTMM”), a public reporting company which shares of common stock are eligible for quotation on the OTCQB.  We recorded the issuance of the Series A Convertible Preferred Stock based on the fair value of the consideration received, which amounted to $256,633.

Series A Convertible Preferred Stock

Pursuant to the Certificate of Designation of Rights and Preferences of the Series A Preferred Stock, the terms of the Series A Preferred Stock are as follows:

Ranking
The Series A Preferred Stock will rank senior to the Common Stock with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company.

Dividends
The Series A Preferred Stock are not entitled to any dividends.

Liquidation Rights
In the event of any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each Preferred Share an amount equal to the fair market value as determined in good faith by the Company’s board of directors.

Voluntary Conversion; Anti-Dilution Adjustments
Each Series A Preferred Stock shall be convertible into one share of Common Stock (the “Conversion Ratio”).  The Conversion Ratio is subject to customary adjustments for issuances of shares of Common Stock as a dividend or distribution on shares of the Common Stock, or mergers or reorganizations.

Voting Rights
The Series A Preferred Stock have no voting rights.  The Common Stock into which the Series A Preferred Stock is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding Common Stock, and none of the rights of the Series A Preferred Stock.

Purchase Agreement with Lincoln Park Capital Fund, LLC

On October 10, 2014, we entered into a purchase agreement (the “LPC Purchase Agreement”), together with a registration rights agreement (the “LPC Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“LPC”).

Under the terms and subject to the conditions of the LPC Purchase Agreement, we have the right to sell to and LPC is obligated to purchase up to $10 million in shares of our common stock subject to certain limitations, from time to time, over the 24-month period commencing on the date that a registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the LPC Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. We may direct LPC, at its sole discretion and subject to certain conditions, to purchase up to 30,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 100,000 shares, depending upon the closing sale price of the common stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $500,000. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, but in no event will shares be sold to LPC on a day the common stock closing price is less than the floor price as set forth in the LPC Purchase Agreement. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the common stock is not below the threshold price as set forth in the LPC Purchase Agreement.  In connection with the LPC Purchase Agreement, the Company issued 200,000 shares of common stock as described above, and may issue up to 400,000 additional shares of common stock pro rata only if and as the $10 million is funded by LPC.  The fair value of the 200,000 issued shares amounted to $140,000 on the grant date, which was recorded as a stock-based compensation during the three and nine months ended November 30, 2014 as the Company did not expect to close an offering with LPC within ninety days of the issuance of these shares.

The LPC Purchase Agreement and the LPC Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. We have the right to terminate the LPC Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of common stock to LPC under the LPC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the common stock and determinations by us as to the appropriate sources of funding for us and our operations. There are no trading volume requirements or restrictions under the LPC Purchase Agreement. LPC has no right to require any sales by us, but is obligated to make purchases from us as it directs in accordance with the LPC Purchase Agreement. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

The net proceeds under the LPC Purchase Agreement to us will depend on the frequency and prices at which we sell shares of our common stock to LPC. We expect that any proceeds received by us from such sales to LPC under the LPC Purchase Agreement will be used for general corporate purposes and working capital requirements.

As of November 30, 2014, we have not filed the registration statement in connection with the LPC Registration Rights Agreement, and have not directed any sales of common stock pursuant to the LPC Purchase Agreement.

NOTE 3 – STOCK OPTIONS

For the nine months ended November 30, 2013, the Company issued options to purchase 300,000 shares of common stock at $3.25 per share to members of its management team and its Board of Directors. The options vested in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. These options had a total fair value of $632,794 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.68%; (2) an expected term of 5.25 years; (3) an expected volatility of 129%; and (4) zero expected dividends.  During the three and nine months ended November 30, 2013, the Company recognized $158,199 and $474,596 of compensation expense related to these options.  During the three and nine months ended November 30, 2014, the Company did not recognize any compensation expense related to these options.

For the nine months ended November 30, 2013, the Company issued options to purchase 523,500 shares of common stock at $3.25 per share to members of its scientific advisory board and clinical advisory board and a consultant. The options vested in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. Compensation expense related to these non-employee options was measured and recognized at each vesting date.  The aggregated fair value of the vested options on the third measurement date amounted to $891,512 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 2.56%; (2) an expected term of 9.60 years; (3) an expected volatility of 125%; and (4) zero expected dividends.  The Company recognized $180,599 and $710,912 in stock option expense for the three and nine months ended November 30, 2013, respectively. During the three and nine months ended November 30, 2014, the Company did not recognize any compensation expense related to these options.

For the nine months ended November 30, 2014, 220,000 non-employee performance-based stock options vested with a value of $232,000.  These options vested based on the completion of a trial and subsequent publication of results on June 3, 2014. The Company recognized $0 and $232,000 in stock option expense for the three and nine months ended November 30, 2014.

For the nine months ended November 30, 2014, an aggregate of 90,000 employee performance-based stock options vested with a value of $127,000. These options vested once certain milestones were completed by the employees, which included the completion of the research plan, lab setup, essential hires and investor presentation for the therapeutics program.  The Company recognized $0 and $127,000 in stock option expense for the three and nine months ended November 30, 2014.

For the nine months ended November 30, 2014, 100,000 stock options issued to certain members of our Board of Directors with an exercise price equal to $3.25 were cancelled in an effort to reduce the fully-diluted share count and increase the number of available stock options. The Company determined that the transaction was not considered to be a modification of these stock-based awards. All stock-based compensation related to these options were recognized in the fiscal year ended February 28, 2014 and have not been reversed.

For the three and nine months ended November 30, 2014, the Company issued options to purchase 600,000 shares of common stock at $1.10 per share to members of its management team. The options vest upon certain milestones being achieved as follows: (i) 200,000 stock options shall fully vest two years following the date of issuance; (ii) of the remaining 400,000 stock options, one-third shall vest once the Company’s CLIA laboratory is operational, one-third shall vest upon the Company’s first commercial sale, and one-third shall vest upon the Company achieving $25 million in sales for the prior twelve month period.  These options had a total fair value of $368,002 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.66%; (2) an expected term of 5.33 years; (3) an expected volatility of 116%; and (4) zero expected dividends.  The Company has recognized $8,393 in stock compensation expense in connection with the tranche with time-vesting condition of these options during the three and nine months ended November 30, 2014. The Company has not recognized any stock based compensation for the tranches with performance-vesting conditions, and expects to recognize the compensation expense when vesting become probable, which has not yet occurred.

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value		Weighted average remaining contractual life (years)

Outstanding at February 28, 2014	2,680,000	$1.70		$-	-
Forfeited	425,000	$1.59		$-	-
Issued	600,000	$1.10		$-	-
Outstanding and expected to vest at November 30, 2014	2,855,000	$1.59		$-	8.49
Exercisable at November 30, 2014	1,705,000	$1.79	$		7.81

As of November 30, 2014, 841,500 options are exercisable at $0.68 per share with a weighted average life of 7.11 years, 673,500 options are exercisable at $3.25 with a weighted average life of 8.35 years, and 190,000 options are exercisable at $1.50 with a weighted average life of 9.05 years. Additionally, 950,000 options with an exercise price of $1.36 and a weighted average life of 9.40 years have yet to vest.

As of November 30, 2014, we had $119,607 of unrecognized stock-based compensation expected to be recognized over an average weighted period of 1.9 years and $240,000 of unrecognized stock-based compensation related to employee stock options whose recognition is dependent on certain milestones to be achieved.  Additionally, there were 550,000 stock options with a performance vesting condition that were granted to consultants which will be measured and recognized when vesting becomes probable.

NOTE 4 – WARRANTS

For the nine months ended November 30, 2013, the Company issued 70,000 warrants in connection with the issuance of Convertible Notes referenced in Note 5 below. These warrants were issued between March 1, 2013 and May 14, 2013, are exercisable at $3.00 per share and expire between March 1, 2017 and May 14, 2017. These warrants vested immediately. The warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

For the nine months ended November 30, 2013, in connection with the issuance of the Convertible Notes referenced in Note 5 below, the Company issued placement agent warrants to purchase an aggregate of 8,480 shares of common stock.  These placement agent warrants are exercisable at $2.50 per share, have a term of 5 years and a cashless exercise feature and vested immediately. The fair value of these warrants was determined to be $25,498, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 0.74%; (2) an expected term of 5 years; (3) an expected volatility of 134%; and (4) zero expected dividends.

For the nine months ended November 30, 2014, the Company issued 25,000 warrants in connection with the issuance of Convertible Notes referenced in Note 5 below. These warrants were issued on March 4, 2014, are exercisable at $2.10 per share and expire on March 4, 2019. These warrants vested immediately. The warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

For the nine months ended November 30, 2014, the Company issued 155,000 warrants in connection with the issuance of Convertible Notes referenced in Note 5 below. These warrants were issued between May 22, 2014 and June 26, 2014, are exercisable at $1.50 per share and expire between May 22, 2019 and June 26, 2019. These warrants vested immediately. The warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

For the nine months ended November 30, 2014, the Company issued 3,066,000 warrants in connection with the closing of the Qualified Financing as described in Note 2. These warrants were issued on June 30, 2014, are exercisable at $1.50 per share and expire on June 30, 2018. These warrants vested immediately. The warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2014	3,146,355	$1.24	$-	-
Issued	3,246,000	$1.50	$-	3.63
Outstanding at November 30, 2014	6,392,355	$1.37	$-	2.93

Warrants exercisable at November 30, 2014 are:

Exercise prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$0.68	220,000	1.96	220,000
$0.91	1,497,124	2.17	1,497,124
$1.40	786,250	1.74	786,250
$1.50	3,371,000	3.52	3,371,000
$2.10	472,001	3.19	472,001
$2.50	25,980	3.12	25,980
$3.00	20,000	2.17	20,000

NOTE 5 – CONVERTIBLE NOTES

2013 Notes

From January to May 2013, the Company issued convertible promissory notes in the aggregate principal amount of $1,487,000, originally due December 31, 2013 (the “2013 Notes”).

The 2013 Notes bore interest at the rate of 8% per annum, matured on December 31, 2013 and ranked senior to the Company’s currently issued and outstanding indebtedness and equity securities.  Upon the closing by the Company of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to us of at least $3,500,000 in the aggregate, inclusive of the 2013 Notes, the outstanding principal amount of the 2013 Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) would have automatically converted into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the 2013 Notes, the noteholders have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $2.50 per share.

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

During the nine months ended November 30, 2014, the Company recorded $159,647 of accretion expense related to the Amended 2013 Notes.

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

During the nine months ended November 30, 2014, the Company issued Additional 2014 Notes in the aggregate principal amount of $150,000 with 25,000 detachable warrants that can be exercised at $2.10 per share within a four-year period.

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

May 2014 Notes

During the nine months ended November 30, 2014, the Company issued convertible promissory notes in the aggregate principal amount of $465,000 with 155,000 detachable warrants that can be exercised at $1.50 per share within a five-year period (the “May 2014 Notes”).

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

The detachable warrants issued during the nine months ended November 30, 2013 had a weighted-average fair value of $199,234 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.58%; (2) an expected term of 4 years; (3) an expected volatility of 140.6%; and (4) zero expected dividends.

The detachable warrants issued during the nine months ended November 30, 2014 had a weighted-average fair value of $127,289, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.64%; (2) an expected term of 5 years; (3) an expected volatility of 116.8%; and (4) zero expected dividends.

The relative fair value of the warrants and the intrinsic value of the beneficial conversion feature for the convertible notes issued during the nine months ended November 30, 2014 and 2013 totaled $173,035 and $629,332 respectively, and was recorded as a discount to the convertible debt.

During the nine months ended November 30, 2014 and 2013, $379,672 and $559,496, respectively, was recognized as accretion expense related to the debt discount.

Automatic Exchange of the Convertible Notes

On June 30, 2014, the Company completed the Qualified Financing whereby all outstanding Convertible Notes with aggregate principal amounts totaling $3,357,000 were automatically exchanged into the securities offered in the Qualified Financing.  The exchange also included approximately $201,000 of accrued interest.  As of November 30, 2014, the Company has no Convertible Notes outstanding

On June 30, 2014, as a result of the exchange of the Convertible Notes in the Qualified Financing, the Company recorded an expense amounting to $2,324,760 related to the recognition of a contingent beneficial conversion feature.  The expense was measured at the intrinsic value of the beneficial conversion feature for each of the Convertible Notes at their respective measurement date.

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

NOTE 7 – SECURITIES HELD FOR SALE

As part of the June 30, 2014 equity financing (see Note 2), the Company received 4,800,000 shares of common stock of Quantum Materials Corp (“Consideration Shares”) in lieu of $1,000,000 of cash proceeds from an investor. In the event the Company does not receive gross proceeds of at least $1,000,000 from the sale of the Consideration Shares by the earliest to occur of (i) September 28, 2014 or (ii) the date the Company has sold of the Consideration Shares, then the investor shall make a payment to the Company equal to the difference between $1,000,000 and the aggregate gross proceeds received by the Company from the sale of the Consideration Shares.  In the event the Company received gross proceeds of at least $1,000,000 from the sale of the Consideration Shares within the 90 days following the closing date of the equity financing, the Company shall immediately cease to sell the Consideration Shares and return all the unsold Consideration Shares to the investor and any proceeds from the sale of the Consideration Shares in excess of the $1,000,000.

The Company elected to account for the Consideration Shares and the related liability to the investor at fair value.  As such any changes in fair value of the Consideration Shares and the related liability, which are expected to offset each other, are recorded in earnings. The Consideration Shares and the related liability due to investor are financial instruments which are considered Level 1 in the fair value hierarchy and whose value is based on quoted prices in active market.

During the nine months ended November 30, 2014, the Company generated approximately $1 million of gross proceeds from the sale of the Consideration Shares. On October 14, 2014, the Company entered into an agreement with the investor whereby the remaining 1,069,305 Consideration Shares were to remain with the Company in exchange of the issuance of Series A Convertible Preferred Stock (see Note 2). As of November 30, 2014, the Company was still holding 400,000 Consideration Shares with an aggregate fair value of $80,000.  During the three and nine months ended November 30, 2014, the Company incurred a loss of $33,707 on the holding and selling of the securities.

NOTE 8 – NET LOSS PER SHARE

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period.  Restricted shares issued with vesting condition that have not been met at the end of the period are excluded from the computation of the weighted average shares. As of November 30, 2014 and 2013, 367,818 and 403,013 restricted shares of common stock were excluded from the computation of the weighted average shares, respectively.

Diluted net loss per common share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares generally consist of incremental shares issuable upon exercise of stock options and warrants and conversion of outstanding options and warrants and shares issuable from convertible securities.

In computing diluted loss per share for the periods ended November 30, 2014 and 2013, no effect has been given to the common shares issuable at the end of the period upon the conversion or exercise of the following securities as their inclusion would have been anti-dilutive:

	November 30, 2014	November 30, 2013
Stock options	2,855,000	1,940,000
Warrants	6,392,355	2,893,887
Convertible notes	-	830,615
Series A Convertible Preferred Stock	874,257	-
Total	10,121,612	5,664,615

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

On November 1, 2014, the Company entered into a sub-lease agreement for one office suite at 1410 Broadway, 23rd Floor, New York, NY 10018. The initial term of the sub-lease agreement is three (3) months ending on January 31, 2015, which may be extended on a month-to-month basis. The basic rent for the office suite is $2,200 per month.

NOTE 10 – LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH ASET THERAPEUTICS, LLC

On November 25, 2014, we entered into a License, Development and Commercialization Agreement (the “ASET License Agreement”) with ASET Therapeutics LLC (“ASET” or the “Licensee”), a private third party entity affiliated with one of the Company’s directors.  The ASET License Agreement sets forth the rights and obligations of the parties with respect to the grant by the Company to the Licensee of an exclusive license of certain of Company’s therapeutic assets and an exclusive sublicense, with the right to sublicense through multiple tiers, of all rights and obligations under the Company’s existing Therapeutic License Agreement dated as of as of December 7, 2013 with the Massachusetts Institute of Technology and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology (“MIT”), Albert Einstein College of Medicine of Yeshiva University, and Montefiore Medical Center (the “Therapeutic License Agreement”).

The licensed technology includes: (i) Alternative Splicing Event (ASE) technology based on International Patent Application WO 2012/116248 A1 entitled "Alternatively Spliced mRNA Isoforms as Prognostic and Therapeutic Tools for Metastatic Breast Cancer and Other Invasive/Metastatic Cancers"; and (ii) Technology and know-how stemming from all ASE discovery work carried out in our labs at SUNY Stony Brook from September 2013 through November 25, 2014. The ASET License Agreement provides that the Company has the right to commercialize any companion diagnostic or biomarker (the “Companion Diagnostics”) arising from the work performed by the Licensee under the ASET License Agreement, pursuant to an exclusive sublicense.

The ASET License Agreement calls for certain customary payments such as annual license maintenance payments ranging from $5,000 to $25,000 and milestone payments upon the achievement of specified regulatory and sales milestones.  The ASET License Agreement also requires the payment by ASET of a low single-digit royalty on net sales, at such time, if ever, as ASET’s products are fully developed, receive the required regulatory approvals and are commercialized.

MIT shall retain the sole and exclusive right to file, prosecute and maintain the MIT patent rights in accordance with the Therapeutic License Agreement.  ASET shall have the first right to file, prosecute and maintain at its expense, the MetaStat patent rights not covered by the Therapeutic License Agreement and any patent application(s) or patent(s) arising from joint inventions, using patent counsel selected by ASET.  In addition, ASET shall have the first right to initiate and prosecute such legal action or to control the defense of any declaratory judgment action relating to the parties’ patent rights in the territory in the field.  ASET and MetaStat shall jointly bear the expense of such legal action.

Pursuant to the Memorandum of Understanding between the Company and ASET (as assignee), as amended (the “MOU”), ASET is obligated to invest an aggregate of $1.25 million in new equity in the Company, $250,000 of which was invested in the Qualified Financing (Note 2) with the balance to be invested in a separate financing on substantially similar terms on or before December 31, 2015.  In the event that ASET does not satisfy its investment obligation, the ASET License Agreement will terminate and the assets will automatically revert back to the Company.  The MOU also required ASET to pay for all costs and expenses of the SUNY Stony Brook facility, up to a maximum of $50,000 per month, from October 15, 2014 until the transfer of such assets under the ASET License Agreement. In addition, ASET agreed to reimburse the Company $150,000 for certain costs incurred at such facility by March 1, 2015.

Pursuant to the MOU, the Company is obligated to make a $1 million preferred stock equity investment in exchange for a 20% equity interest in ASET (on a fully diluted, as converted basis) on or before December 31, 2015.  The Company will maintain its 20% equity ownership in ASET until such time that ASET raises an aggregate of $4,000,000 in equity or in a financing in which ASET issues securities convertible into equity (including the $1 million received from the Company, but excluding any proceeds received by ASET from the sale of the Company’s securities), after which it will be diluted proportionately with all other equity holders of ASET. The Company will have the right to maintain its equity position in ASET by participating in future financings; provided, however, that such right will terminate in the event the Company does not make a minimum investment in a future financing of ASET equal to at least the lesser of (i) $250,000 and (ii) an amount required to maintain its 20% equity ownership interest.

The MOU also provides that so long as the Company owns at least ten percent (10%) of the outstanding equity interests of ASET, the Company will have the right to designate one member of the ASET’s board of directors or similar governing body and that the Company’s current chief executive officer shall provide an oversight function to ASET for a period of six months following the execution of the ASET License Agreement.

We determined that ASET meets the criteria for variable interest entities (“VIEs”), which are entities in which equity investors lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary. ASET has not been consolidated by the Company based on our determination that the Company is not the primary beneficiary.

The primary beneficiary is the party who has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.

Our determination of whether we are the primary beneficiary of the VIE is based upon the facts and circumstances for the VIE and requires significant judgment regarding whether we have power to direct the VIE’s most significant activities, which includes, but is not limited to, the VIE’s purpose and design and the risks passed through to investors, the voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees.

In accordance with the MOU, during the quarter ended November 30, 2014, we received payments in the aggregate of $75,000 from ASET as a reimbursement of research and development expenses incurred from October 15, 2014 through November 25, 2014. These payments are presented as a reduction of the research and development expense for the three and nine months ended November 30, 2014.

NOTE 11 – TERMINATION OF THIRD LICENSE AGREEMENT

On October 31, 2014, we provided the Licensee notice to terminate the License Agreement dated January 3, 2012, in connection with the patent application entitled “An In Vivo Quantitative Screening Test For Anti-Metastasis Treatment Efficacy” (the “Third License Agreement”). All obligations pursuant to the Third License Agreement have been satisfied.  Management determined that the intellectual property covered by the Third License Agreement was non-essential to its business and not related to its focus on the commercialization of its epigenetic-based diagnostics.

NOTE 12 – SUBSEQUENT EVENTS

Completion of Series B Convertible Preferred Financing

On December 31, 2014, we entered into a securities purchase agreement (the “Series B Purchase Agreement”) with a number of new and existing accredited investors (collectively, the “Series B Investors”) pursuant to which the Company may sell units, for a price of $5,500 per unit, up to an aggregate purchase price $3,492,500. Each unit comprised of a) one share of Series B convertible preferred stock (the “Series B Preferred Shares”) convertible into the Company’s common stock (the “Series B Conversion Shares”) at $0.55 per share in a private placement (the “Series B Private Placement”) and b) one series A warrants (the “Series A Warrants”) to purchase 7,500 shares of common stock at an initial exercise price per share of $0.70.  Series B Investors who purchased a minimum of $500,000 of units on or before December 31, 2014 shall also receive a series B warrants (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”) to purchase 2,500 shares of common stock at an initial exercise price per share of $0.55.  The Warrants expire on March 31, 2020.

Pursuant to the initial closing under the Series B Purchase Agreement, we issued approximately 229 Series B Preferred Shares convertible into 2,286,363 shares of common stock, Series A Warrants to purchase 1,714,771 shares of common stock and Series B Warrants to purchase 455,000 shares of common stock for an aggregate purchase price of $1,257,500, of which $90,000 was paid through the conversion of outstanding indebtedness and accrued liabilities due to certain members of our board of directors and management.  The Series B Purchase Agreement provides that the Company may raise an additional $2,235,000 in the Series B Private Placement at any time through March 31, 2015.

In connection with the initial closing of the Series B Private Placement, we paid to a placement agent a cash fee of $80,080 and will issue 145,600 placement agent warrants.  The placement agent warrants shall have the same terms as the Series A Warrants.  In addition, the placement agent received a non-accountable expense allowance of $25,000, which is equal to 50% of the total expense allowance to be paid.

Along with the Series B Purchase Agreement, we entered into a registration rights agreement with the Series B Investors.  If the Company does not file a registration statement within 30 days of the final closing of the Series B Private Placement to register the shares the Series B Preferred Shares can be converted into and the Warrants can be exercised into, it will be subject to late registration payments to be paid to the Series B Investors.

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

Business Overview

We are a molecular diagnostic company focused on the development and commercialization of novel diagnostics to provide physicians and patients actionable information regarding the risk of systemic metastasis.  We believe cancer treatment strategies can be personalized and outcomes improved through new diagnostic tools that identify the aggressiveness and metastatic potential of primary tumors.

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

We are developing two epigenetic-based diagnostic assays called MetaSite Breast™ and MenaCalc™. Both our MetaSite Breast™ and MenaCalc™ diagnostic products lines are designed to accurately stratify patients based on their individual risk of metastasis and to allow oncologists to better "customize" cancer treatment decisions by positively identifying patients with a high-risk of metastasis who need aggressive therapy and by sparing patients with a low-risk of metastasis from the harmful side effects and expense of chemotherapy.

The MetaSite Breast™ test is applicable for early stage breast cancer patients and the MenaCalc™ test is a platform technology and broadly applicable to many epithelial-based cancers, including breast, prostate, lung, and colorectal. These four cancer indications collectively account for approximately 50% of all new cancer cases in the U.S. alone with over 800,000 total cases of cancer per year in the United States alone.

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

The MenaCalc™ diagnostic platform measures metastatic risk and has the potential to predict outcome in multiple epithelial-based tumor types, including breast, prostate, lung and colorectal. The Mena protein and its isoforms are key potentiators and modulators of cellular phenotype and migration and are central to the metastatic cascade. Mena is expressed in multiple isoforms, including MenaINV and Mena11a. Overexpression of MenaINV and downregulation of Mena11a in tumor cells correlate with metastatic potential. We believe MenaCalc™ predicts outcome and metastatic risk for the majority of breast cancer patients including HER2-positive and Triple Negative (TNC) for which there is no viable diagnostic on the market currently. The MenaCalc™ assay requires very little tissue and can be performed on cells from a needle biopsy or fine needle aspiration allowing oncologists to begin treatment prior to any definitive surgical procedure. We expect to initially commercialize the MenaCalc™ assay for breast cancer followed by assays for prostate cancer and adenocarcinoma of the lung.

We plan to initiate additional clinical utility studies, depending on access to the desired tumor sample cohorts, for both the MetaSite Breast™ and MenaCalc™ assays in 2015 and beyond.

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

We plan to initially market to a select number of physicians and cancer centers in targeted markets in the United States. We expect this will subsequently be followed by a national rollout. We believe a subsequent increase in demand will result from the publication of further studies in one or more peer-reviewed scientific/medical journals and the presentation of study results at medical conferences such as the annual meeting of the American Society of Clinical Oncology (ASCO) and the San Antonio Breast Cancer Symposium. Initially, we expect our reference laboratory will have the capacity to process up to 13,800 tests per year, scalable through the addition of parallel processing lines in 14,000 tests per year increments.

We believe the key factors that will drive broader adoption of epigenetic-based diagnostic assays will be acceptance by healthcare providers of their clinical benefits, demonstration of the cost-effectiveness of using our tests, expansion of our sales force and increased marketing efforts and expanded reimbursement by third-party payors. Reimbursement by third-party payors is essential to our commercial success. In general, clinical laboratory testing services, when covered, are paid under various methodologies, including prospective payment systems and fee schedules. Reimbursement from payors depends upon whether a service is covered under the patient’s policy and if payment practices for the service have been established. As a relatively new diagnostic test, we may be considered investigational by payors and not covered under current reimbursement policies.

Upon commercialization of our breast cancer diagnostics, we will begin working with third-party payors to establish reimbursement coverage policies. Where policies are not in place, we will pursue case-by-case reimbursement. We believe that as much as 20% of our future revenues may be derived from tests billed to Medicare.

ASET License Agreement

On November 25, 2014, we entered into the ASET License Agreement with ASET, a private third party entity affiliated with one of the Company’s directors.  The ASET License Agreement sets forth the rights and obligations of the parties with respect to the grant by the Company to ASET of an exclusive license of certain of Company’s therapeutic assets and an exclusive sublicense, with the right to sublicense through multiple tiers, of all rights and obligations under the Company’s existing Alternative Splicing Therapeutic License Agreement dated as of as of December 7, 2013. The licensed technology includes: (i) Alternative Splicing Event (ASE) technology based on International Patent Application WO 2012/116248 A1 entitled "Alternatively Spliced mRNA Isoforms as Prognostic and Therapeutic Tools for Metastatic Breast Cancer and Other Invasive/Metastatic Cancers"; and (ii) Technology and know-how stemming from all ASE discovery work carried out in our labs at SUNY Stony Brook from September 2013 through November 25, 2014. The ASET License Agreement provides that the Company has the right to commercialize any Companion Diagnostics arising from the work performed by ASET under the ASET License Agreement, pursuant to an exclusive sublicense.

The ASET License Agreement calls for certain customary payments such as annual license maintenance payments ranging from $5,000 to $25,000 and milestone payments upon the achievement of specified regulatory and sales milestones.  The ASET License Agreement also requires the payment by ASET of a low single-digit royalty on net sales, at such time, if ever, as ASET’s products are fully developed, receive the required regulatory approvals and are commercialized.

We determined that ASET meets the criteria for variable interest entities (“VIEs”), which are entities in which equity investors lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary. ASET has not been consolidated by the Company based on our determination that the Company is not the primary beneficiary.

The primary beneficiary is the party who has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.

Our determination of whether we are the primary beneficiary of the VIE is based upon the facts and circumstances for the VIE and requires significant judgment regarding whether we have power to direct the VIE’s most significant activities, which includes, but is not limited to, the VIE’s purpose and design and the risks passed through to investors, the voting interests of the VIE, management, service and/or other agreements of the VIE, involvement in the VIE’s initial design and the existence of explicit or implicit financial guarantees.

Going Concern

Since our inception, we have generated significant net losses. As of November 30, 2014, we had an accumulated deficit of $17,671,372. We incurred net losses of $1,407,665 and $1,107,883 in the quarter ended November 30, 2014 and 2013, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, and to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

On December 31, 2014, we completed an initial closing under the Series B Purchase Agreement, whereby we issued approximately 229 Series B Preferred Shares convertible into 2,286,363 shares of common stock, Series A Warrants to purchase 1,714,771 shares of common stock and Series B Warrants to purchase 455,000 shares of common stock for an aggregate purchase price of $1,257,500, of which $90,000 was paid through the conversion of outstanding indebtedness and accrued liabilities due to certain members of our board of directors and management.  The Series B Purchase Agreement provides that the Company may raise an additional $2,235,000 in the Series B Private Placement at any time through March 31, 2015.

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through May 2015, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, the ability of us to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations and could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

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

Stock-based Compensation

We account for share-based payments award issued to employees and members of our Board of Directors by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation using a straight-line basis over the requisite service period, generally the vesting period.  For awards issued to non-employees, the measurement date is the date when the performance is complete or when the award vests, whichever is the earliest. Accordingly, non-employee awards are measured at each reporting period until the final measurement date. The fair value of the award is recognized as stock-based compensation over the requisite service period, generally the vesting period. Additionally, for awards, issued either to employee or non-employee, which vesting is solely based on completion of certain milestone, we recognize the stock-based compensation related to these awards in the period when the vesting becomes probable.

 Debt Instruments

We analyze debt issuances for various features that would generally require either bifurcation and derivative accounting, or recognition of a debt discount or premium under authoritative guidance.

Detachable warrants issued in conjunction with debt are measured at their relative fair value, if they are determined to be equity instruments, or their fair value, if they are determined to be liability instruments, and recorded as a debt discount.  Conversion features that are in the money at the commitment date constitute  beneficial conversion features that are measured at their intrinsic value and are recognized as debt discount. Debt discount is amortized as accretion expense over the maturity period of the debt using the effective interest method. Any contingent beneficial conversion feature related to the automatic conversion of the Convertibles Notes would be recognized when and if a Qualified Financing occurs based on its intrinsic value at the commitment date.

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

We charge all research and development expenses to operations as they are incurred. All potential future product programs, apart from the MetaSite Breast™ test for breast cancer metastasis, are in the clinical research phase, and the earliest we expect another cancer program to reach the clinical development stage is in late 2015. However, the expected time frame that a product related to one of these other cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2014 and November 30, 2013

Revenues.  There were no revenues for the three months ended November 30, 2014 and November 30, 2013, respectively, because we have not yet commercialized any of our epigenetic-based diagnostic tests.

General and Administrative Expenses. General and administrative expenses totaled $1,080,222 for the three months ended November 30, 2014 as compared to $794,156 for the three months ended November 30, 2013. This represents an increase of $286,066. This increase was due primarily from increased costs for stock-based compensation and salaries, bonuses, consulting, legal, including intellectual property, accounting and other professional costs.

Research and Development Expenses. Research and development expenses were $269,560 for the three months ended November 30, 2014 as compared to $90,261 for the three months ended November 30, 2013. This represents an increase of $179,299.  This increase was primarily attributed to expenses related to our newly opened Boston laboratory and increase expenditure related to development of breast cancer diagnostics.

Other Expense (Income). Other expense (income) amounted to $57,883 for the three months ended November 30, 2014 as compared to $223,466 for the three months ended November 30, 2013.  This represents a decrease of $165,583. This decrease was primarily due in part to the reduction of accretion expense related to the automatic conversion of all outstanding convertible promissory notes.

Net Loss. As a result of the factors described above, we had a net loss of $1,407,665 for the three months ended November 30, 2014 as compared to $1,107,833 for the three months ended November 30, 2013.

Comparison of the Nine Months Ended November 30, 2014 and November 30, 2013

Revenues.  There were no revenues for the nine months ended November 30, 2014 and November 30, 2013, respectively, because we have not yet commercialized any of our epigenetic-based diagnostic tests.

General and Administrative Expenses. General and administrative expenses totaled $2,882,899 for the nine months ended November 30, 2014 as compared to $2,608,123 for the nine months ended November 30, 2013. This represents an increase of $274,776. This increase was due primarily from increased costs for stock-based compensation and salaries, bonuses, consulting, legal, including intellectual property, accounting and other professional costs.

Research and Development Expenses. Research and development expenses were $1,002,187 for the nine months ended November 30, 2014 as compared to $422,476 for the nine months ended November 30, 2013. This represents an increase of $579,711. This increase was primarily attributed to expenses related to our newly opened Boston laboratory and increase expenditure related to development of breast cancer diagnostics and stock-based compensation.

Other (Income) Expense. Other (income) expense amounted to $3,058,611 for the nine months ended November 30, 2014 as compared to $650,261 for the nine months ended November 30, 2013. This represents an increase of $2,408,350. This increase was primarily due in part to the recognition of the contingent beneficial conversion expense related to the automatic conversion of all outstanding convertible promissory notes.

Net Loss. As a result of the factors described above, we had a net loss of $6,943,697 for the nine months ended November 30, 2014 as compared to $3,680,860 for the nine months ended November 30, 2013.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of November 30, 2014, we had an accumulated deficit of $17,671,372.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock and convertible promissory notes. Through November 30, 2014, we had received net proceeds of $6,290,388 through the sale of common stock, Series A Preferred stock and warrants to investors and $3,457,000 from the sale of convertible promissory notes and warrants.  As of November 30, 2014, we had cash and cash equivalents of $69,177 and debt of $287,648.  As a result of the most recent sale of shares of common stock and Series A Preferred stock and convertible promissory notes through November 30, 2014, we have issued and outstanding warrants to purchase 6,392,355 shares of our common stock at a weighted average exercise price of $1.37, which could result in proceeds to us of $8,757,526 if all outstanding warrants were exercised for cash.  On December 31, 2014, we raised $1,257,500 through the issuance of Series B Preferred stocks and warrants.

Cash Flows

As of November 30, 2014, we had $69,177 in cash and cash equivalents compared to $488,108, on November 30, 2013.

Net cash used in operating activities was $2,631,717 for the nine months ended November 30, 2014 compared to $1,432,367 for the nine months ended November 30, 2013. The increase in cash used of $1,199,350 was due to increase spending in general and administrative and research and development expenses and the payment of a refundable deposit, offset partially by increase in accounts payable and accrued expenses.

Net cash from investing activities was $1,077,281 for the nine months ended November 30, 2014, compared to a net cash used in investing activities of $165,409 for the nine months ended November 30, 2013. This increase of $1,2242,690 was mostly attributed to proceeds from the sale of the Consideration Shares. We expect amounts used in investing activities to increase for the rest of this fiscal year 2015 and beyond as we grow our corporate operations, expand research and development activities and add capacity in our laboratory.

Net cash provided by financing activities during the nine months ended November 30, 2014 was $1,140,205, compared to $1,116,696 for the nine months ended November 30, 2013. Financing activities consisted of the sale of common stock (and/or preferred stock) and warrants and convertible promissory notes and warrants, and payments for convertible debt, short-term notes and capital lease obligations for the nine months ended November 30, 2014 and sale of common stock and warrants for the nine months ended November 30, 2013.

Contractual Obligations

As of November 30, 2014, we had the following contractual commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
License Agreement	$455	$30	$225	$200	$(1)

Second License Agreement	$397	$42	$155	$200	$(2)

Alternative Splicing Diagnostic License Agreement	$187	$10	$77	$100	$(3)

Antibody License Agreement	$85	$5	$40	$40	$(4)

Lease Agreement (5)	$220	$124	$96	$-	$-

Health Care Equipment Funding (6)	$318	$123	$195	$-	$-

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

(5)	Only includes basic rent payments. Additional monthly payments under the lease agreement shall include tax payments and operational costs.

(6)
Includes thirty-four (34) monthly payments of $10,260.  Does not include a down payment of $20,520 for months thirty-five (35) and thirty-six (36) and a security deposit of $238,952, which will be refunded to the Company in three equal installments upon the payment of the twelfth (12), the twenty-fourth (24) and the thirty-sixth (36) monthly payments

Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  To date, we have satisfied payments for 2011, 2012, 2013 and 2014 in the amount of $30,000, respectively. We are required to make payments of $50,000 in 2015, $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

Pursuant to the Second License Agreement, we are required to make annual license maintenance fee payments beginning on January 3, 2013.  We have satisfied the license maintenance payments of $12,000 for 2013 and 2014. We are required to make additional payments of $30,000 in each of 2015 and 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

We paid a license signing fee of $15,000 in connection with entering into the Alternative Splicing Diagnostic License Agreement and a license signing fee of $5,000 in connection with entering into the Alternative Splicing Therapeutic License Agreement.  Pursuant to these agreements, we are required to make annual license maintenance fee payments for each license beginning on January 1, 2015.  These payments are $10,000 in 2015, $15,000 in 2016, $25,000 in 2017, $37,500 in 2018, and $50,000 in 2019 and  every year each license is in effect thereafter.  These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

We paid a license signing fee of $10,000 in connection with entering into the Antibody License Agreement and are required to make license maintenance fee payments beginning on January 1, 2015.  The payments are $5,000 in 2015, $10,000 in 2016, $15,000 in 2017, $15,000 in 2018, and $20,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

Pursuant to the Memorandum of Understanding between the Company and ASET (as assignee), as amended (the “MOU”), ASET is obligated to invest an aggregate of $1.25 million in new equity in the Company, $250,000 of which was invested in the Qualified Financing (Note 2) with the balance to be invested in a separate financing on substantially similar terms on or before December 31, 2015.  In the event that ASET does not satisfy its investment obligation, the ASET License Agreement will terminate and the assets will automatically revert back to the Company.  The MOU also required ASET to pay for all costs and expenses of the SUNY Stony Brook facility, up to a maximum of $50,000 per month, until the transfer of such assets under the ASET License Agreement. In addition, ASET agreed to reimburse the Company $150,000 for certain costs incurred at such facility by March 1, 2015.

Pursuant to the MOU, the Company is obligated to make a $1 million preferred stock equity investment in exchange for a 20% equity interest in ASET (on a fully diluted, as converted basis) on or before December 31, 2015.  The Company shall maintain its 20% equity ownership in ASET until such time that ASET raises an aggregate of $4,000,000 in equity or in a financing in which ASET issues securities convertible into equity (including the $1 million received from the Company, but excluding any proceeds received by ASET from the sale of the Company’s securities), after which it will be diluted proportionately with all other equity holders of ASET. The Company will have the right to maintain its equity position in ASET by participating in future financings; provided, however, that such right will terminate in the event the Company does not make a minimum investment in a future financing of ASET equal to at least the lesser of (i) $250,000 and (ii) an amount required to maintain its 20% equity ownership interest.

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

Beginning as early as the fourth quarter of fiscal 2015, we intend to enter into arrangements for the acquisition of additional laboratory equipment, computer hardware and software, leasehold improvements and office equipment. We cannot at this time provide assurances that we will be able to enter into agreements with vendors on terms commercially favorable to us or that we will be able to enter into such arrangements without securing additional financing.

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through May 2015, without raising additional capital. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the recent financing activities. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer, being our principal executive and financial officer, of the effectiveness of disclosure controls and procedures as of November 30, 2014. Based upon that evaluation, management, including the Chief Executive Officer, being our principal executive and financial officer concluded that the design and operation of disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of November 30, 2014.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was not effective as of November 30, 2014.  The primary factors contributing to the material weakness, which relates to our financial statement close process, were:

●	Lack of proper segregation of duties due to limited personnel; and
●	Lack of a formal review process that includes multiple levels of review, resulting in adjustments related share based compensation.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during the three months ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the years ended February 28, 2014 and 2013 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of November 30, 2014, the Company had an accumulated deficit of $17,671,372. The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through May 2015, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

None.

Item 6.	Exhibits

(b)	Exhibits

Exhibit No.	Description

31.1	Certification of Principal Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

METASTAT, INC.

Date: January 14, 2015	By	/s/ Oscar L. Bronsther
Oscar L. Bronsther, M.D. Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)