Form 10-K
period 2015-02-28
MetaStat, Inc.
filed 2015-05-28
CIK 1404943

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2015
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _________________

Commission file number: 000-52735

METASTAT, INC.
(Exact name of Registrant as Specified in Its Charter)

NEVADA	20-8753132
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

27 Drydock Ave., 2nd Floor
Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 531-6500

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:    NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

COMMON STOCK, PAR VALUE $0.0001 PER SHARE

Name of each exchange on which registered: The OTCQB marketplace

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The aggregate market value of the shares of common stock, par value $0.0001 per share, of the registrant held by non-affiliates on August 29, 2014 was $13,967,296, which was computed upon the basis of the closing price on that date.

There were 27,630,052 shares of common stock of the registrant outstanding as of May 21, 2015.

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

Overview

We are a pre-commercial molecular diagnostic company focused on the development and commercialization of novel diagnostics to provide physicians and patients actionable information regarding the risk of systemic metastasis.  We believe cancer treatment strategies can be personalized and outcomes improved through new diagnostic tools that identify the aggressiveness and metastatic potential of primary tumors.

Systemic metastasis, cancer that spreads from a primary tumor through the bloodstream to other areas of the body, is responsible for approximately 90% of all solid tumor cancer related deaths. However, based on management estimates, only 30-35% of breast cancer and 15% of prostate cancer tumors are biologically capable of metastatic spread yet substantially more of these patients are treated with aggressive therapies that could be modified or eliminated if the true biologic nature of the disease could be identified.

Our proprietary and patent protected platform technologies are based on the identification of a common pathway for the development of metastatic disease in epithelial-based solid tumors. These discoveries are the result of almost 20 years of collaboration with 4 scientific/academic institutions including Massachusetts Institute of Technology (“MIT”), the Albert Einstein College of Medicine of Yeshiva University (“Einstein”), Cornell University (“Cornell”), and the IFO-Regina Elena Cancer Institute in Rome, Italy (“IFO-Regina” and, collectively with MIT, Einstein, and Cornell, the “Licensors”), that enabled us to understand the underlying biology, including the direct mechanisms of action and epigenetic factors that drive systemic metastasis. Central to these discoveries are i) the pivotal roll the Mena protein and its isoforms play in the epithelial-mesenchymal transition (“EMT”), a process that drives the metastatic cascade by increasing cell motility and invasiveness, and ii) the “MetaSite” the micro-anatomical site, or “window” in the blood vessels that metastatic cells squeeze through to enter the blood stream to begin their deadly spread, both of which are described in greater detail herein.

We are developing two epigenetic-based diagnostic assays, which we intend to offer as a laboratory service available through our clinical reference laboratory located in Boston, Massachusetts. We anticipate obtaining certification of our laboratory under the Clinical Laboratory Improvement Amendment of 1988, or CLIA, and state licensing from Massachusetts in the second half of 2015. Accreditation from the College of American Pathologists, or CAP, and licensing from other states, including New York, California, Florida, Maryland, Pennsylvania and Rhode Island, is expected to follow.

The MetaSite Breast™ test is applicable for early stage invasive breast cancer patients and the MenaCalc™ test is a platform technology that is broadly applicable to many epithelial-based cancers, including breast, prostate, lung, and colorectal. These four cancer indications collectively account for over 50% of all new cancer cases in the U.S. Initially we will target the breast cancer diagnostic market which we believe has an addressable patient population of 186,136 patients followed by prostate cancer, NSCLC, and CRC for a total addressable population of 559,712 patients.

Both our MetaSite Breast™ and MenaCalc™ diagnostic product candidates are designed to accurately stratify patients based on their individual risk of metastasis and to allow oncologists to better "customize" cancer treatment decisions by positively identifying patients with a high-risk of metastasis who need aggressive therapy and by sparing patients with a low-risk of metastasis from the harmful side effects and expense of chemotherapy.

The MetaSite Breast™ assay is an immunohistochemistry-based test performed on formalin fixed paraffin embedded (FFPE) tissue from a biopsy that directly identifies and quantifies the active sites of the metastatic process.  In order for breast cancer tumor cells to enter a blood vessel (intravasate), three types of cells must self-assemble in apposition to each other in individual three-cell structures.  This structure termed the “MetaSite” is composed of an endothelial cell (cell that lines blood vessels), a perivascular macrophage (a type of immune cell), and a tumor cell that expresses the Mena protein. We have demonstrated in clinical studies that the density of these MetaSites correlates with metastatic risk.

We believe the MetaSite Breast™ test will be applicable for the estrogen receptor-positive (ER-positive), human epidermal growth receptor-type 2-negative (HER2-negative) early stage invasive breast cancer patients. Our assay procedure readily fits into the current diagnostic paradigm, utilizes routinely prepared fixed paraffin-embedded tumor blocks and does not require any additional surgical procedures.

We have successfully completed clinical studies of 585 patients in the aggregate for the MetaSite Breast™ assay and 1,203 patients in the aggregate for the MenaCalc Breast ™ assay.

In August 2014, we published the results of a 481 patient clinical study demonstrating the prognostic utility of the MetaSite Breast™ assay in the Journal of the National Cancer Institute.  In a case-controlled nested prospective-retrospective study, we examined a cohort of 3,760 patients with invasive ductal breast carcinoma diagnosed between 1980 and 2000 and followed through 2010. We prospectively examined the association between the MetaSite score from our MetaSite Breast™ assay and risk of distant metastasis.  A total of 481 blocks representing 259 case-controlled pares were usable and selected for inclusion in this study. Control and case subjects had very similar distributions with respect baseline characteristics such as age and tumor size.  Results from this study demonstrated a statistically significant association between increasing MetaSite score and risk of metastasis in the ER-positive HER2-negative subpopulation (N=295) (OR high vs. low tertile = 2.70, 95%CI=1.39 to 5.26, Ptrend = 0.004; OR per 10-unit increase in MetaSite score = 1.16, 95%CI = 1.03 to 1.30). The absolute risk of distant metastasis for the low, medium and high-risk groups was estimated to be 5.9% (95% CI=5.1-6.9%), 14.1% (95%CI=13.0-15.0%), and 30.3% (95%CI=26.1-35.4%), respectively. Statistical significance was not achieved in the triple negative (N=98) or HER2-positive subpopulations (N=75). The conclusion from our study was the MetaSite score predicted the risk of distant metastasis in ER-positive, HER2-negative breast cancer patients independently of classical clinicopathologic features such as age and tumor size. In this subgroup, the MetaSite score outperformed the validated IHC4 score, used as a surrogate for the prognostic information provided by the Oncotype DX score.

The MenaCalc™ diagnostic platform is prognostic for metastatic risk and has the potential to predict outcome in multiple epithelial-based tumor types including breast cancer, prostate cancer, NSCLC, and CRC. The Mena protein and its isoforms are key potentiators and modulators of cellular phenotype and migration and are central to the metastatic cascade. Mena is expressed in multiple isoforms, including MenaINV and Mena11a. Overexpression of MenaINV and down regulation of Mena11a in tumor cells correlate with increased metastatic potential.  We believe MenaCalc™ predicts outcome and metastatic risk for the majority of breast cancer patients including HER2-positive and Triple Negative (TNC) for which there is no viable diagnostic on the market currently. The MenaCalc™ assay requires very little tissue and can be performed on cells from a needle biopsy or fine needle aspiration allowing oncologists to begin treatment starting from the patients’ initial visit. MetaStat expects to initially commercialize the MenaCalc Breast™ assay for breast cancer followed by assays for prostate cancer, NSCLC and CRC.

In August 2014, we presented positive data at the USCAP 2014 annual meeting in San Diego from a study of 406 women with early stage node-negative breast cancer demonstrating high MenaCalc Breast™ score is associated with decreased long-term overall survival (OS).

In April 2015, we presented positive results at the American Association for Cancer Research (AACR) Annual Meeting 2015 from a clinical study of 201 patients demonstrating MenaCalc Lung™ as an independent prognostic factor and predictor of metastasis in patients with early stage NSCLC. Results from this study demonstrated that MenaCalc Lung™ scores were significantly (p=0.001) higher in patients with Squamous Cell Carcinoma (N=32) as compared to other subtypes. High MenaCalc Lung™ scores were associated (10% significance level) with decrease 5-year disease specific survival in all patients [HR=1.78 (95%CI: 0.92-3.43); P=0.08], and were significantly associated with survival when either corrected for histological subtype [HR=2.10 (95%CI: 1.04-4.26); P=0.04] or in the squamous-only population [HR = 6.60 (95%CI: 1.22-53.75); P=0.04].

During 2015, we anticipate conducting at least three additional clinical studies in breast cancer with the aim of providing additional evidence to validate our novel prognostic and predictive assay and to further define specificity, sensitivity and clinical utility of our metastatic breast cancer diagnostic, including the MetaSite Breast™ and MenaCalc Breast™ assays. Our goal is to provide a compelling body of evidence to support the use of our metastatic breast cancer diagnostic test by physicians and reimbursement by payors. We plan on commencing marketing of our metastatic breast cancer diagnostic in 2016 followed by diagnostic tests for other cancer indications in 2017 and beyond.

Scientific Background

Our technology is based on novel ways of observing the behavior and mechanisms of metastatic cancer cells in tumors. As described in Nature / Nature Methods in December 2008, our researcher collaborators invented and patented several tools that led to the discovery of our platform technologies, including an Intra-vital Imaging Window (the ability to capture images in a live animal) that is used in conjunction with multi-photon microscopy to directly observe how metastatic cells move inside living functioning tumors.  Our research team developed an artificial blood vessel that enabled us to attract a genetically discrete population of highly metastatic cells within intact primary tumors in living animals. Isolation of this subpopulation of tumor cells allowed us to identify the gene signature characteristic of these cells with high metastatic potential, which was described in BMC Biotechnology in 2003. Our research collaborators at Albert Einstein School of Medicine were the first to discover and explain how and why metastatic cells are attracted to blood vessels, which was described in Clinical Cancer Research in April 2009. Through direct visual observation, we discovered the micro-anatomical site, or “window” in the blood vessels that metastatic cells squeeze through to enter the blood stream to begin their deadly spread. This window or site was named the “Tumor Microenvironment of Metastasis” or “TMEM.” The TMEM is a trio of cells present together in the same microanatomic site: an endothelial cell (a type of cell that lines the blood vessels), a perivascular macrophage (a type of immune cell found near blood vessels), and a tumor cell that produces the protein Mena. We call this site of metastasis the “MetaSite”.

We reasoned that the density of these structures or MetaSites present in a tumor tissue sample correlated to the probability of distant site metastasis, as detailed in Clinical Cancer Research in April 2009. This is the basis of our MetaSite Breast™ test, which is more fully described herein.

In continued research through collaborative studies research from Einstein and MIT, the Mena protein and its isoforms were shown to enhance a cancer cell’s invasiveness by helping cancer cells subvert normal regulatory networks regulating cell motility. These findings were published in Development Cell in December 2008. Cancer cells are thereby enabled to invade surrounding tissues and migrate toward and penetrate blood vessels. Mena is a member of a family of proteins known as vasodilator-stimulated phosphoprotein, or VASP proteins, which regulate cell motility by controlling the geometry of assembling actin fiber networks. The growth and elongation of actin fibers, part of the cell’s cytoskeleton, are controlled by a process that caps their ends. Mena interferes with the actin capping allowing the actin fibers to lengthen by continuously polymerizing, thus pushing forward the leading edge of the cell. Mena also makes the cancer cells more sensitive to being attracted to blood vessels by epidermal growth factor (“EGF”). EGF is secreted by peri-vascular (associated with blood vessels) macrophages (one of the three cell types that constitute a MetaSite) and thus attracts and guides the migrant metastatic tumor cells to the MetaSite where they gain entry to the blood vessel and spread.

In research published in Cancer Research in March 2007, it was discovered that Mena could be alternatively spliced to produce isoforms. These isoforms are slightly different sequences of the same amino acids that result in subtly different versions of the Mena protein. These small differences in Mena structure produce large differences in Mena protein effect. In further research published in Development Cell in December 2008, testing was done to compare the effects of the isoforms of Mena. Tumors expressing the invasive isoform of Mena, MenaINV, were compared with the less dangerous Mena isoforms including Mena11a. In a further experiment the invasive isoform of Mena caused the metastatic cancer cells that carried it to be up to forty times more sensitive to the chemo-attractant EGF.

We reasoned that individual metastatic potential of cancer could be detected by measurement of the relative amount of the isoforms of Mena, which was also published in Development Cell in December 2008. This is the basis of our MenaCalc™ diagnostic platform, which is more fully described below.

Further, in a nonclinical proof-of-concept study published in a 2010 issue of Breast Cancer Research, our research collaborators investigated the role of Mena in tumor progression and metastasis. They developed a “Mena null” mouse; a mouse unable to produce the Mena protein or its isoforms. These Mena null mice were crossbred with polyoma middle T oncoprotein or “PyMT” mice (mice genetically predisposed to spontaneously develop highly metastatic breast cancer tumors). These Mena null PyMT mice were compared to control PyMT mice. Both groups of mice developed breast cancer tumors; however the Mena null mice’s tumors stayed localized while the control mice developed systemic metastasis. More importantly, all the control mice succumbed to metastatic disease while the Mena null mice showed significant survival advantage with most dying of old age.

The Problem

Cancer is a complex disease characterized most simply by uncontrolled growth and spread of abnormal cells. Cancer remains one of the world's most serious health problems and is the second most common cause of death in the United States after heart disease. The American Cancer Society (“ACS”) estimated in Cancer Facts & Figures 2015 that nearly 1.7 million people in the United States and 12.7 million people worldwide were diagnosed with cancer.

When dealing with cancer, patients and physicians need to develop strategies for local, regional, and distant control of the disease. Ultimately, however, distant or metastatic disease is responsible for more than 90% of all cancer related deaths in patients with such common types of solid tumors as breast, prostate, lung and colon. Currently established clinical prognostic criteria such as the histopathologic grade of the tumor or tumor size do not reliably predict systemic metastatic potential. Furthermore there is frequently discordance intraobserver variability between pathologists in interpreting the identical slide. Even angiolymphatic invasion and the presence of regional lymph node involvement do not reliably correlate with subsequent systemic metastasis. This creates a dilemma for both patients and physicians as some patients require chemotherapy at the time of diagnosis of their tumor and others should be managed expectantly as they actually have a very small risk of developing metastatic disease. The morbidity and small mortality associated with a complete course of chemotherapy is ideally only warranted in patients who stand to benefit from this and should be avoided in patients with minimal metastatic risk. The actual benefit from chemotherapy is sometimes over-estimated as the benefit is only a 3% to 10% increase in 15-year survival in patients with breast cancer.

Advances in personalized medicine and cancer treatment are progressing rapidly. As technology evolves, molecular and standard diagnostic tests are becoming more convenient, quicker, cheaper and more available closer to or at the point of care. The convergence between the understanding of the genome and proteome and our ability to identify and develop biomarkers for certain disease is accelerating growth and interest in the diagnostic space. The ability to treat the patient relying on validated data will improve patient outcomes and eliminate excessive cost in the health care system.

Our diagnostic tests are based on a platform technology, which we believe is broadly applicable to most epithelial-based tumors.  Epithelial tissue consists of squamous cells (lining of the throat or esophagus), adenomatous cells (breast cells, kidney cell, etc.) and transitional cells (lining of the bladder). Cancer of epithelial cells are called carcinomas, consisting of squamous cell carcinoma, adenocarcinoma and transitional cell carcinoma, and make up approximately 85%-88% of all cancers. Therefore, our potential target patient population is in the U.S. could approach up to 1,415,709 patients.

National Institute of Health estimates in 2015 the incidence rate for breast cancer, lung cancer, prostate cancer, and colorectal cancer to be approximately 808,890 patients or approximately 50% of the total U.S. cancer population. We believe these four indications, starting initially with breast cancer, represent our initial target market for our diagnostic assays products with a total addressable patient population of approximately 559,712 as listed in the table below.

U.S. Market Breakdown & Addressable Patient Population

	2015 U.S. Incidence	2015 Estimated Deaths	Addressable Patient Population
Total Cancer	1,658,370	589,430	559,712
Epithelial Cancers	1,469,710	515,434	559,712
Breast Cancer	234,190	40,730	186,136
Lung Cancer	221,200	158,040	114,347
Prostate Cancer	220,800	27,540	209,970
Colorectal Cancer	132,700	49,700	49,259
Source: National Cancer Institute, American Cancer Society, 2015 Cancer Facts & Figures

Breast cancer ranks second as a cause of cancer death in women. Death rates for breast cancer have steadily decreased in women since 1989, with larger decreases in younger women.  From 2006 to 2010 death rates decreased 3.0% per year in women under 50 years of age and 1.8% per year in women 50 years and older. The decrease in death rate is attributed to improvements in early detection and treatment, and possibly decreased incidence. The American Cancer Society estimates in 2015 there will be approximately 234,190 new cases of breast cancer in women and approximately 40,730 deaths.

Worldwide, it is estimated that 1.7 million women will be diagnosed breast cancer. It is estimated that only 35% of breast cancer tumors are biologically capable of metastatic spread yet in the U.S. over 80% of breast cancer patients are treated with chemotherapy. This problem from overtreatment has occurred because historically there has not been a reliable test to discriminate between tumors with aggressive and indolent biology. We begin to address this problem through the introduction of novel and highly reliable diagnostic products that allow physicians to distinguish between those patients who would benefit from chemotherapy from those that would not.  In order to refine the quality of their diagnosis, pathologists may also use molecular staining techniques, including protein-specific staining in order to identify receptor sites that recognize hormones such as estrogen and progesterone and also the HER2 receptor. In breast cancer patients, oncologists may supplement this information by ordering the Oncotype DX assay commercialized by Genomic Health, Inc., which has been endorsed by both the American Society of Clinical Oncology (“ASCO”) and the National Comprehensive Caner Network (“NCCN”), or one of the other proliferative diagnostic tests currently on the market (Prosigna®, MammaPrint®, etc.).  All of these breast cancer assays are based on an association of elevated expression of specific tumor-related genes and likelihood of recurrence. The choice of tumor-related genes in the assay is not based on their functional mechanism-of-action but rather upon the strength of the statistical association and consistency of primer or probe performance in the assay.

Lung cancer is the most common cancer in both men and women. Death rates began declining in 1991 in men and in 2003 in women. From 2006 to 2010, rates decreased 2.9% per year in men and 1.4% per year in women. Gender differences in lung cancer mortality reflect historical differences in patterns of smoking uptake and cessation over the past 50 years. The American Cancer Society estimates in 2015 there will be approximately 221,200 new cases of lung cancer in men and women, and approximately 158,040 deaths. The high mortality figure arises because more than 40% of the patients present at initial diagnosis with established metastatic disease. However, the availability of a reliable prognostic test for the remaining 60% of these patients, particularly those patients with Non-Small Cell Lung Cancer, would be clinically valuable. The incidence of NSCLC in the U.S. is approximately 85% of all lung cancers. Patients with early stage NSCLC typically undergo surgery, chemotherapy, and/or radiation. The benefit of chemotherapy is currently unknown due the absence of diagnostic tests to assess the risk of the development metastatic disease. There is a tremendous clinical need for a diagnostic test that provides insight into the biologic nature and risk of distant metastasis of NSCLC tumors.

Prostate cancer is the second most common diagnosis cancer in men. Incidence rates for prostate cancer changed substantially between the mid-1980s and mid-1990s and have since fluctuated widely from year to year, in large part reflecting changes in the use of the prostate-specific antigen (PSA) blood test for screening. From 2006 to 2010, incidence rates have decreased by 2.0% per year.  Overall, prostate cancer death rates decreased by 3.1% per year from 2006 to 2010.  The American Cancer Society estimates in 2015 there will be approximately 220,800 new cases of prostate cancer, and approximately 27,540 deaths. Of the 222,800 patients diagnosed with prostate cancer 50% are low risk and unlikely to spread, yet 90% of men receive treatment with surgery or radiation. Of the 90% who receive treatment, only 3% are at risk of the disease spreading and becoming deadly.

Colorectal cancer is the third most common cancer in both men and women. Incidence rates have been decreasing for most of the past two decades, which has largely been attributed to increases in the use of colorectal cancer screening tests that allow for the detection and removal of colorectal polyps before they progress to cancer. From 2006 to 2010, incidence rates declined by 3.7% per year among adults 50 years of age and older, but increased by 1.8% per year among adults younger than age 50. The American Cancer Society estimates there will be approximately 132,700 new cases of colorectal cancer in men and women, and approximately 49,700 deaths in 2015.

Our Epigenetic-Based Diagnostic Solution

Through direct observation and our unique understanding of the process of systemic metastasis, our epigenetic-based diagnostics aim to accurately predict the probability of systemic metastasis in cancer patients and to allow clinicians to better "customize" cancer treatment decisions by positively identifying patients with a high-risk of systemic metastasis who need aggressive therapy and by sparing patients with a low-risk of systemic metastasis from the harmful side effects and expense of chemotherapy. Based on this approach, we are developing two patent protected diagnostic assays: (i) the MetaSite Breast™ test for early stage cancer patients and (ii) the MenaCalc™ platform of diagnostic assays for breast, prostate, lung and colorectal cancers. We expect our metastatic breast cancer diagnostic assay to be commercially available in 2016 followed by MenaCalc™ diagnostics for prostate and/or lung cancers in 2017 and beyond.

Market Potential of our Metastatic Breast Cancer Diagnostics

Our target market is the oncology segment of the molecular diagnostic market estimated to be approximately $7.5 billion worldwide. Our first products, MetaSite Breast™ and MenaCalc Breast™, will target the metastatic breast cancer diagnostic market with an addressable patient population of 186,136 patients. Following the initial launch we plan to develop and launch one new product every 12-18 months in NSCLC, prostate cancer, and CRC, with addressable patient populations of 114,347, 209,970, and 49,259 patients, respectively.

MetaSite Breast™ and MenaCalc Breast™

The metastatic breast cancer diagnostic market can be further segmented based on degree of un-met medical need and degree of competition.  Of the total patient population of approximately 234,190 new cases of breast cancer, we estimate approximately 40% or 93,676 patients are not addressed by current prognostic testing methodologies. This market segment includes approximately 10-20% of patients who are TNC patients (ER-negative/PR-negative/HER2-negative) and 20% of the patients whose tumors are HER2-positive. TNC breast cancer does not respond to hormonal therapy (such as tamoxifen or aromatase inhibitors) or therapies that target HER2 receptors, such as Herceptin (trastuzumab).

Approximately 60% of the breast cancer population or 140,514 patients make up the ER-positive HER2-negative subtype and are potentially addressable by clinically available gene panel tests.  The Oncotype DX assay, commercialized by Genomic Health, stratifies patients into high, intermediate, or low risk of recurrence.  Reports from the literature vary, but anywhere between 35-40% of patients are stratified into the intermediate risk cohort that results in no actionable outcome.  As a result, we believe the current unmet need in the ER-positive, HER2-negative segment may be up to 56,206 patients.

We estimate our addressable population of approximately 186,136 patients to include subtypes not addressed by the clinically available gene panel assays, patients with the ER-positive HER2-negative subtype not currently using a gene panel assay, and patients with the ER-positive HER2-negative subtype who did not receive actionable results from gene panel assay.

MenaCalc Lung™

The American Cancer Society estimates there will be approximately 221,200 new cases of lung cancer in men and women in 2015. Our addressable patient population excludes approximately 15% of the patient population diagnosed with Small Cell Lung Cancer due to the aggressiveness of the cancer and its response to chemotherapy.  The incidence of NSCLC in the U.S. is approximately 188,020 patients. Patients with early stage NSCLC typically undergo surgery, chemotherapy, and/or radiation. Our addressable patient population excludes patients with advanced Stage IV disease and is estimated to be approximately 114,347 patients.

MenaCalc Prostate™

A total of 23 million men undergo PSA screens in the U.S. and 1 million undergo a biopsy for prostate cancer. The American Cancer Society estimates there will be approximately 220,800 new cases of prostate cancer in 2015, and approximately 27,540 deaths. Of the 220,800 patients diagnosed with prostate cancer 50% are low risk and the cancer is unlikely to spread, yet 90% of men receive treatment with surgery or radiation. Of the 90% who receive treatment, only 3% are at risk of the disease spreading and becoming deadly. We estimate the addressable patient population is approximately 95% or 209,970 patients who have received a biopsy and are diagnosed with prostate cancer but have yet to undergo treatment. Most patients who do not undergo treatment are followed closely for signs of disease progression. Due to the slow progression of the disease this phase of “watchful waiting” may last for many years and could represent an attractive repeat test market.

MenaCalc Colorectal™

The American Cancer Society estimates there will be approximately 132,700 new cases of colorectal cancer in men and women, and approximately 50,310 deaths.  We estimate our addressable patient population to be approximately 49,259 patients including patients with Stage II and III disease.  For these patients it is unclear, based on the published literature, whether the risks of chemotherapy following surgery are worth the benefits. Patients with stage I disease are treated with surgery and the risk of recurrence and development of metastatic disease is typically low.

Our Metastatic Breast Cancer Diagnostics

Our commercial metastatic breast cancer diagnostic test is designed to provide the patient and their physician with an individual “Metastasis Score” for each of the MetaSite Breast™ and the MenaCalc Breast™ tests as well as an integrated “Metastasis Score,” which we anticipate will provide the most actionable information.

The MetaSite Breast™ Test

The MetaSite Breast™ test is designed to be a clinical laboratory test pursuant to which we analyze FFPE tumor tissue samples in our reference laboratory. We plan to provide physicians with information specific to the patient’s tumor that predicts metastatic risk potential. The MetaSite Breast™ test is a tissue test that detects the presence and density of MetaSites or TMEMs. The test consists of a triple immunohistochemical (IHC) stain containing antibodies to the three cell types found in the MetaSite. By delineating these windows, or MetaSites, we are able to establish the density of MetaSites, which correlates to the risk of systemic metastasis. Using predetermined cut-points, we aim to stratify patients into low, moderate, or high risk of developing metastatic disease within ten years of diagnosis.

The MetaSite Breast™ test will not require additional procedures on the patient or new equipment for treating physicians. We expect that once a patient is diagnosed with breast cancer and a physician orders the test, the pathology lab at the hospital or cancer center will provide us with a FFPE tumor block or thin section from the biopsy specimen utilized for the diagnosis. These specimens are chemically preserved and embedded in paraffin wax and therefore require no special handling and can be sent via overnight mail to our central reference laboratory in Boston, Massachusetts. Once we receive the tissue sample, our pathology laboratory would log the sample and begin the processing procedure. Our staff will perform immunostaining, the process of staining cells using antibody-based stains, and will repeat this process multiple times for quality assurance. We expect to analyze the tissue sample and deliver our “Metastasis Score” and analysis to the treating physician within 3-5 days of receipt of the tissue sample. This is well within the critical decision timeframe after the tumor has been surgically removed and typically well before the patient and the treating physician(s) discuss additional treatment options.

We believe our function-based diagnostic products will provide valuable and actionable information to treating physicians with the following benefits:

•
Improved Quality of Treatment Decisions.  MetaStat’s approach to cancer diagnosis and prognosis should improve the quality of cancer treatment decisions by providing each patient with a probability of systemic metastasis. Our approach represents a substantial departure from existing approaches to treatment that often use statistically based or qualitative factors to determine treatments that are predominantly focused on proliferation. Our metastatic breast cancer diagnostic including the MetaSite Breast™ test have been shown in clinical studies to allow physicians to accurately classify many patients into systemic metastasis risk categories different from classifications based primarily on tumor pathology grade and stage, thus enabling patients and physicians to make more informed decisions about treatment risk-benefit considerations and, consequently, design an individualized treatment plan according to each patient.

•
Improved Economics of Cancer Care.  We believe that improving the quality of treatment decisions can result in significant economic benefits. For example, in early stage breast cancer, data show that many patients are misclassified as high or low risk for systemic metastasis. Many low-risk patients are misclassified as high-risk receive toxic and expensive chemotherapy treatment regimens they might not undergo if the risks were accurately assessed. Chemotherapy and related costs have been estimated to range from $20,000 to $100,000 per patient. On the other hand, some high-risk breast cancer patients are misclassified as low-risk and are not provided chemotherapy treatment when it makes sense for them to receive such treatment, possibly necessitating future treatment that would be more expensive ($128,000 on average) if the cancer metastasizes.

Clinical Development and Validation of the MetaSite Breast™ Test

The MetaSite Breast™ test has, thus far, been validated in 2 human clinical studies.

In April 2009, the results of a 60 patient trial were published in the peer-reviewed journal, Clinical Cancer Research, which described how the MetaSite Breast™ test was able to predict the probability of systemic metastasis. In this five year minimum retrospective case-controlled study, 30 case pairs of women were selected and matched as closely as possible for clinical characteristics such as age, tumor size, tumor grade, lymphovascular involvement, and hormone status (ER, PR, HER2). The results from this study demonstrated MetaSite score density was statistically significantly greater in patients who subsequently developed systemic metastasis compared with the patients who had only localized breast cancer (median, 105 vs. 50, respectively; P = 0.00006). For every 10-unit increase in MetaSites the odds ratio of systemic metastasis increased by 1.9 (95% confidence interval, 1.1-3.4). The number of MetaSites observed per patient ranged from 12 to 240 and the odds of metastasis nearly doubled for every increase of 10 MetaSites.  The MetaSite score demonstrated independence from the known prognostic factors used in the clinic, specifically age, tumor size, tumor grade, lymphovascular involvement, ER, PR, and HER2 hormone status.

In August 2014, we published the results of a 481 patient clinical study demonstrating the prognostic utility of the MetaSite Breast™ assay in the Journal of the National Cancer Institute.  In this case-controlled nested prospective-retrospective study we examined a cohort of 3,760 patients with invasive ductal breast carcinoma diagnosed between 1980 and 2000 and followed through 2010. We prospectively examined the association between the MetaSite score from our MetaSite Breast™ assay and risk of distant metastasis. A total of 481 blocks representing 259 case-controlled pares were usable and selected for inclusion in this study. Control and case subjects had very similar distributions with respect baseline characteristics such as age and tumor size.  Results from this study demonstrated a statistically significant association between increasing MetaSite score and risk of metastasis in the ER-positive, HER2-negative subpopulation (N=295) (OR high vs. low tertile = 2.70, 95%CI=1.39 to 5.26, Ptrend 0 0.004; OR per 10-unit increase in MetaSite score = 1.16, 95%CI = 1.03 to 1.30). The absolute risk of distant metastasis for the low, medium and high risk groups was estimated to be 5.9% (95% CI=5.1-6.9%), 14.1% (95%CI=13.0-15.0%), and 30.3% (95%CI=26.1-35.4%), respectively. Statistical significance was not achieved in the triple negative (N=98) or HER2-positive subpopulations (N=75). The conclusion from our study was the MetaSite score predicted the risk of distant metastasis in ER-positive, HER2-negative breast cancer patients independently of classical clinicopathologic features like age and tumor size. Furthermore we compared the MetaSite Breast™ test to another commercially available metastatic breast cancer diagnostic, the IHC4 and found our prognostic ability was superior.

In 2015, we anticipate conducting at least 3 additional clinical studies with the aim of providing additional evidence to validate our novel prognostic and predictive assay and to further define specificity, sensitivity and clinical utility of our MetaSite Breast™ assay. Our goal is to provide a compelling body of evidence to support use of the test by physicians and reimbursement by payors.

MenaCalc™ Test for Breast Cancer

The MenaCalc Breast™ test is a tissue assay that can utilize either FFPE tissue samples or disassociated, discontinuous cells available from either a needle biopsy or fine needle aspiration (FNA). The individual expression levels of the isoforms of the Mena protein can be measured in cancer cells and the relationship of their levels are determined to establish a “Metastasis Score,” or risk of systemic metastasis.

Because the Metastasis Score from the MenaCalc™ test can be derived from disassociated, discontinuous cells available from a needle biopsy or FNA at a patients’ initial or early visit, we believe that this diagnostic can be a valuable pre-operative tool to obtain the earliest possible picture of a breast cancer patient’s individual metastatic profile.

Our research has indicated a strong correlation between the Metastasis Score from the MetaSite Breast™ test and the MenaCalc Breast™ assay. In 2015 we plan to explore the synergies if any to a combination product with the aim of further improving the accuracy of the test and providing a greater proportion of patient and physicians with actionable information to help inform treatment decisions.

Clinical Development and Validation of the MenaCalc Breast™ Test

We have demonstrated MenaCalc Breast™ scores are significantly associated with poor disease-specific survival in patients with node-negative and node-positive early stage breast cancer.

In September 2012, results from a 797 patient clinical study were published in Breast Cancer Research. Data from the study demonstrated MenaCalc Breast™ could predict survival in breast cancer patients and was predictive in all molecular subtypes of breast cancer including TNC subtype (ER-negative, PR-negative and HER2-negative).

In August 2014, we presented positive data from a study of 406 women with early stage node-negative breast cancer demonstrating high MenaCalc Breast™ scores were associated with decreased overall survival (OS). Data from this study was presented at the USCAP 2014 annual meeting in San Diego.

In 2015, we anticipate conducting at least 3 additional breast cancer clinical studies with the aim of providing additional evidence to validate our novel prognostic and predictive assay and to further define specificity, sensitivity and clinical utility of the MenaCalc Breast™ assay. Our goal is to provide a compelling body of evidence to support use of the test by physicians and reimbursement by payors.

MenaCalc™ Test for Other Cancer Indications

The Mena protein isoforms have been shown to be a key potentiating factor in the progression to systemic metastasis in epithelial–based solid tumor cancers, including breast, prostate, lung and colorectal. We believe that we may be able to develop MenaCalc™ based diagnostic assays that will aid physicians in the management of a large proportion of future cancer patients.

In April 2015, we presented positive results at the American Association for Cancer Research (AACR) Annual Meeting 2015 from a clinical study of 201 patients demonstrating MenaCalc Lung™ as an independent prognostic factor and predictor of metastasis in patients with early stage NSCLC.  Results from this study demonstrated that MenaCalc Lung™ scores were significantly (p=0.001) higher in patients with Squamous Cell Carcinoma (N=32) as compared to other subtypes. High MenaCalc Lung™ scores were associated (10% significance level) with decrease 5-year disease specific survival in all patients [HR=1.78 (95%CI: 0.92-3.43); P=0.08], and were significantly associated with survival when either corrected for histological subtype [HR=2.10 (95%CI: 1.04-4.26); P=0.04] or in the squamous-only population [HR = 6.60 (95%CI: 1.22-53.75); P=0.04].

ASET Therapeutics Memorandum of Understanding and License Agreement

On July 14, 2014, we entered into a binding Memorandum of Understanding (the “MOU”) with a private third party entity, ASET Therapeutics, LLC (“ASET” or the “Licensee”), affiliated with one of our directors, Dr. David Epstein. The MOU sets forth certain understandings, rights and obligations of the parties with respect to the acquisition by the Licensee of certain assets of the Company and the grant by the Company to the Licensee of an exclusive license of certain of Company’s therapeutic assets pursuant to a sublicense agreement to be entered into by the parties.

On November 25, 2014, we entered into a License, Development and Commercialization Agreement (the “ASET License Agreement”) with ASET.  The ASET License Agreement sets forth the rights and obligations of the parties with respect to the grant by the Company to the Licensee of an exclusive license of certain of Company’s therapeutic assets and an exclusive sublicense, with the right to sublicense through multiple tiers, of all rights and obligations under the Company’s existing Alternative Splicing Therapeutic License Agreement dated as of as of December 7, 2013 with the Massachusetts Institute of Technology and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology (“MIT”), Albert Einstein College of Medicine of Yeshiva University, and Montefiore Medical Center.  The licensed technology includes: (i) Alternative Splicing Event (ASE) technology based on International Patent Application WO 2012/116248 A1 entitled "Alternatively Spliced mRNA Isoforms as Prognostic and Therapeutic Tools for Metastatic Breast Cancer and Other Invasive/Metastatic Cancers"; and (ii) Technology and know-how stemming from all ASE discovery work carried out in our labs at SUNY Stony Brook from September 2013 through November 25, 2014. The ASET License Agreement provides that the Company has the right to commercialize any companion diagnostic or biomarkers (the “Companion Diagnostics”) arising from the work performed by the Licensee under the ASET License Agreement, pursuant to an exclusive sublicense.  The ASET License Agreement is filed as an exhibit to this Form 10-K.

The ASET License Agreement calls for certain customary payments, such as annual license maintenance payments ranging from $5,000 to $25,000, and milestone payments upon the achievement of specified regulatory and sales milestones.  The ASET License Agreement also requires the payment by ASET of a low single-digit royalty on net sales, at such time, if ever, as ASET’s products are fully developed, receive the required regulatory approvals and are commercialized.

Pursuant to the MOU, as amended, ASET is obligated to invest an aggregate of $1.25 million in new equity in the Company, $250,000 of which was invested in the 2014 Qualified Financing Private Placement (as defined below) with the balance to be invested in a separate financing on substantially similar terms on or before December 31, 2015.  In the event that ASET does not satisfy its investment obligation, the ASET License Agreement will terminate and the assets will automatically revert back to the Company.  The MOU, as amended, also required ASET to pay for all costs and expenses of the SUNY Stony Brook facility, up to a maximum of $50,000 per month, from October 15, 2014 until the transfer of such assets under the ASET License Agreement. In addition, ASET agreed to reimburse the Company $150,000 for certain costs incurred by March 1, 2015. The Company and ASET are currently negotiating a mutually satisfactory extension of the payment terms for this $150,000, which the Company expects to finalize shortly.

Pursuant to the MOU, as amended, the Company is obligated to make a $1 million preferred stock equity investment in exchange for a 20% equity interest in ASET (on a fully diluted, as converted basis) on or before December 31, 2015.  The Company will maintain its 20% equity ownership in ASET until such time that ASET raises an aggregate of $4,000,000 in equity or in a financing in which ASET issues securities convertible into equity (including the $1 million received from the Company, but excluding any proceeds received by ASET from the sale of the Company’s securities), after which it will be diluted proportionately with all other equity holders of ASET. The Company will have the right to maintain its equity position in ASET by participating in future financings; provided, however, that such right will terminate in the event the Company does not make a minimum investment in a future financing of ASET equal to at least the lesser of (i) $250,000 and (ii) an amount required to maintain its 20% equity ownership interest.

Business Strategies

Our business strategy is to become a leading healthcare company focused on advancing the field of personalized medicine.  We intend to do this by exploiting our proprietary patent protected platform technologies to develop and commercialize diagnostic tests and companion diagnostics that provide actionable information to the patient and oncologist.  We do this so the physicians and patients can better understand the biologic nature of their disease in order to personalize cancer treatment strategies to improve patient outcomes.

Key elements of our strategy to achieve this goal are to:

•
Continue to innovate and advance our patent portfolio supporting licensed proprietary platform technologies.  We will augment our internal capabilities through R&D collaborations and strategic partnerships to facilitate extension of our technology which may include blood-based point of care diagnostics and companion diagnostics;

•	Successfully develop our metastatic breast cancer diagnostic franchise through the development of our epigenetic-based MetaSite Breast™ and MenaCalc™ test suites;

•
Diversify our business offerings through expanding and leveraging the MenaCalc™ platform through development of new epithelial-based cancer tests including lung cancer, colorectal cancer, and prostate cancer;

•
Independently commercialize assays through our CLIA-certified, state-licensed and CAP accredited laboratory. We will build our commercial CLIA laboratory and in parallel pursue non-exclusive strategic partnerships with organizations that have established high complexity, IHC, QIF compatible digital CLIA labs;

•
Pursue a de-risked commercialization strategy based on non-exclusive agreements with strategic partners and/or Contract Sales Organizations (CSO) in the U.S. and distributors in Europe and throughout the rest-of-world. We will enter into agreements with commercialization partners that have existing commercialization infrastructure, established distribution channels, and strong relationships with our target audience in the medical community. We will avoid the cost and risk associated with building a new sales and marketing infrastructure. Initially we will build the necessary commercial infrastructure only when needed to supplement existing partnerships and not economically available through third party vendors. As profitability and market penetration grow we plan to supplement our strategic partnership/CSO strategy with a phased-in internal sales and marketing effort;

•	Prioritize target market segments in the follow order;
o	segments not currently addressed by the competition (current un-met medical need);
o	segments inadequately addressed (test results with no actionable outcome)
o	segments which are responsive to epigenetic differentiation including current segments addressed by the competition.

•	Pursue reimbursement based on existing CPT codes, undefined CPT code, and any potential new codes starting as early as 2016;

•	Conduct prospective and retrospective clinical utility studies to support positive reimbursement decisions from third-party payors.

Research and Development

Our net research and development expenditures were $1,266,158 and $824,336 for the years ended February 28, 2015 and February 28, 2014, respectively.

As of February 28, 2015, our research and development department included three full time employees located at our laboratory in Boston, Massachusetts. Additionally, depending on the timing and scope of our clinical studies and research projects, we may engage consultants, biostatisticians and contract research organizations (CRO). We may also perform research projects with third parties and collaborators on a case-by-case basis.

Sales and Marketing

We will offer our epigenetic-based diagnostics tests as a clinical laboratory service from our Boston-based clinical reference laboratory, as defined under the CLIA. We plan to implement a de-risked commercialization strategy based on non-exclusive agreements with strategic partners and/or Contract Sales Organizations (CSO) in the U.S. and distributors in Europe and throughout the rest of the world.

We will enter into agreements with commercialization partners that have existing commercialization infrastructure, established distribution channels, and strong relationships with our target audience in the medical community. We will avoid the cost and risk associated with building a new sales and marketing infrastructure. Initially, we will build the necessary commercial infrastructure only when needed to supplement existing partnerships and not economically available through third party vendors. As profitability and market penetration grow, we plan to supplement our strategic partnership/CSO strategy with a phased-in internal sales and marketing effort.

The commercialization of our MetaSite Breast™ and MenaCalc™ assays involves a dual approach. First, we seek to drive physician demand for our services by focusing on key opinion leaders and influential institutions. An important component of this approach is to conduct robust validation and clinical utility studies demonstrating first-in-class performance for the MetaSite Breast™ and MenaCalc™ assays.  Second, we aim to reduce the initial lag phase of diagnostic adoption by leveraging our commercialization partners’ presence and relationships among community oncology centers and regional hospitals.

We believe a subsequent increase in demand for our clinical laboratory services will result from the publication of further studies in one or more peer-reviewed scientific/medical journals and the presentation of study results at medical conferences such as the annual meeting of the American Society of Clinical Oncology (ASCO) and the San Antonio Breast Cancer Symposium (SABCS).  We believe the key factors that will drive broader adoption of our epigenetic-based diagnostic assays will be acceptance by healthcare providers of their clinical benefits, demonstration of the cost-effectiveness of using our tests, expansion of our sales effort, increased marketing efforts and expanded reimbursement by third-party payors.  We have assumed continuing research and development costs to support this effort.

Manufacturing

Our laboratory facilities are located at 27 Drydock Avenue in Boston, Massachusetts. We anticipate obtaining CLIA certification and Massachusetts state licensing in 2015, followed by CAP accreditation and other state licensing. Upon certification, our CLIA-certified, CAP accredited, and state-licensed laboratory will be the primary location for diagnostic testing and data analysis of patient tumor samples in addition to the site of manufacturing for test reagents used in our proprietary assays. Our current operation plan to build the CLIA-certified, CAP accredited, and state-licensed laboratory, based on an initial process flow processing capacity of up to approximately 175 patient cases per week or approximately 3-4% of the addressable breast cancer patient population.

Although the science behind our diagnostic platform is quite novel and sophisticated, a key competitive advantage of our approach is we utilize common inexpensive materials and methods based on established immunohistochemical (IHC) and quantitative immunofluorescence (QF) techniques.

The MetaSite Breast™ assay uses widely available immunohistochemical dyeing techniques to identify individual cell types. This staining technique uses antibodies that recognize individual cell types. By attaching different dye colors to different antibody types, the operator can view different cell types on a single slide. We believe this approach to diagnosis and prognosis of cancer is more cost effective than many genomic-based approaches currently on the market. We believe the most economical way to enter the market with the MetaSite Breast™ test will be through contract manufacturing for these immunohistochemicals.

The MenaCalc™ assay uses widely available immunofluorescence techniques to identify individual cell types, allowing the test to interrogate tumor cells separately within tumor microenvironment rather than measuring homogenous biopsies containing tumor and non-tumor cell types. This staining technique uses antibodies that recognize or detect the different protein variants of Mena. The antibodies used for MenaCalc™ are detected by labeling the different antibody types different fluorescent dyes that allow the operator to measure and quantify the levels selectively within the tumor cells on the slide. We believe this approach to diagnosis and prognosis of cancer is more cost effective than many genomic-based approaches currently on the market that utilize heterogeneous mixtures of tumor and stromal cells in patient samples.

Reimbursement

We expect to offer our epigenetic-based diagnostic tests, as a clinical laboratory service. Revenues for our clinical laboratory diagnostics may come from several sources, including commercial third-party payors, such as insurance companies and health maintenance organizations (HMOs), government payors, such as Medicare and Medicaid in the United States, patient self-pay and, in some cases, from hospitals or referring laboratories who, in turn, may bill third-party payors.

The proportion of private payers compared to government payors such as Medicaid/Medicare will impact the average selling price (discounting), length of payables, and losses due to uncollectible accounts receivable. We plan to work with relevant medical societies and other appropriate constituents to obtain appropriate reimbursement amounts by all payors. The objective of this effort will be to ensure the amount paid by Medicare and other payors for our assays accurately reflects the technology costs, the benefit that the analysis brings to patients, and its positive impact on healthcare economics. In order to gain broad reimbursement coverage, we expect to have to expend substantial resources on educating payors such as Kaiser Permanente, Aetna, United Healthcare, and others on the following attributes of our epigenetic-based diagnostic assays:

•	Test performance (specificity, selectivity, size of the intermediate risk group);

•	Clinical utility and effectiveness;

•	Peer-reviewed publication and consistent study outcomes

•	Patient and physician demand; and

•	Improved health economics.

Billing codes are the means by which Medicare and private insurers identify certain medical services that are provided to patients in the United States. CPT codes are established by the American Medical Association (AMA). The amounts reimbursed by Medicare for the CPT codes are established by the Centers for Medicare & Medicaid Services (CMS) using a relative value system, with recommendations from the AMA's Relative Value Update Committee and professional societies representing the various medical specialties.

We will seek reimbursement for its MetaSite Breast™ and MenaCalc™ molecular diagnostic tests based on:

•	our eligibility for reimbursement under well-established medical billing CPT code 88361;

•	reimbursement under the CPT miscellaneous procedure code or;

•	qualify under any applicable new molecular diagnostic codes currently under consideration.

As a longer term reimbursement strategy we may choose to apply for a unique CPT code once our molecular diagnostic assays are commercially available and health economic data have been established.

Well-established medical billing CPT code 88361

CPT code 88361 is specific to computer-assisted image analysis and went into effect in 2004. Our tests involve both a technical and professional component. The technical component involves preparation of the patient sample and scanning the image, while the professional component involves the physician's reading and evaluation of the test results. Since we bill as a service, we anticipate we will receive payment for both the professional and technical component. The actual payment varies based upon a geographic factor index for each state and may be higher or lower than the Medicare national amounts in particular cases based on geographic location.

For 2014, these Medicare rates were established at approximately $169.34 per service unit, respectively, which reflects approximately $109.19 for the technical component and $60.15 for the professional interpretation, respectively. CMS coding policy defines the unit of service for each IHC stain charge is one unit per different antigen tested and individually reported, per specimen. Medicare contractors cannot bill for multiple service units of CPT code 88361 (Immunohistochemistry, each antibody) for “cocktail” stains containing multiple antibodies in a single “vial” applied in a single procedure, even if each antibody provides distinct diagnostic information. We believe this CMS policy is not applicable to our procedure because the triple stain reaction involves multiple separate steps of multiple primary antibody antibodies binding followed by counterstaining.

CPT Miscellaneous Procedure Code

Tests that are billed under a non-specific, unlisted procedure code are subject to manual review of each claim. Claims are paid at a rate established by our local Medicare carrier in Massachusetts and based upon the development and validation costs of developing the assays, the costs of conducting the tests, the reimbursement rates paid by other payors and the cost savings impact of the tests. Because there is no specific code or national fee schedule rate for the test, payment rates established by the local Medicare contractor may be subject to review and adjustment at any time.

Competition

The life sciences, biotechnology and molecular diagnostic industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary technologies and products. Any diagnostic product(s) that we successfully develop and commercialize will compete with existing diagnostics as well as new diagnostics that may become available in the future. While we believe that our technology and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources.

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

We also face competition from competitors that develop diagnostic tests, such as Genomic Health, Inc., Nanostring Technologies, Inc., Agendia, Inc., Genoptix Medical Laboratory, a part of the Novartis Pharmaceuticals Division, Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as others. Other competition may come from companies that focus on gene profiling and gene or protein expression, including Celera Corporation, GE Healthcare, a business unit of General Electric Company, Hologic, Inc., Novartis AG, Myriad Genetics, Inc., Qiagen N.V. and Response Genetics, Inc., and many other public and private companies. Commercial laboratories, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, with strong distribution networks for diagnostic tests, may also compete with us. We may also face competition from Illumina, Inc. and Thermo Fisher Scientific Inc., both of which have announced their intention to enter the clinical diagnostics market as well as other companies and academic and research institutions.

Many of our present and potential competitors have widespread brand recognition, distribution and substantially greater financial and technical resources and development, production and marketing capabilities than we do. If we are unable to compete successfully, we may be unable to gain market acceptance and therefore revenue from our diagnostics may be limited.

Regulation

Clinical Laboratory Improvement Amendments of 1988

We anticipate that we will be a clinical reference laboratory as defined under CLIA. Clinical laboratory tests such as our function-based diagnostics, including the MetaSite Breast™ test and our MenaCalc™ diagnostics, are regulated under CLIA. As such, we will be required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing.

We are working with CLIA consultants and plan to apply for a certificate of accreditation under CLIA to perform testing at our reference laboratory in Boston, Massachusetts in 2015. We believe we will be subject to survey and inspection every two years to assess compliance with program standards and may be subject to additional inspections without prior notice. The standards applicable to the testing that we perform may change over time. We cannot assure that we will be able to operate profitably should regulatory compliance requirements become substantially more costly in the future.

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

Clinical laboratory services are not subject to FDA regulation, but in vitro diagnostic test kits and reagents and equipment used by these laboratories may be subject to FDA regulation. Clinical laboratory tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called “home brew” tests or more recently, Laboratory Developed Tests (LDTs). Most LDTs currently are not subject to premarket review by the FDA although analyte-specific reagents or software provided to us by third parties and used by us to perform LDTs may be subject to review by the FDA prior to marketing. If premarket review is required by the FDA, there can be no assurance that our test will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, subject us to inspection by the FDA and to the requirements of the FDA and penalties for failure to comply with the requirements of the FDA. Should any of the clinical laboratory device reagents obtained by us from vendors and used in conducting our home brew test be affected by future regulatory actions, we could be adversely affected by those actions, including increased cost of testing or delay, limitation or prohibition on the purchase of reagents necessary to perform testing.

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

In June 2010, the FDA announced a public meeting to discuss the agency's oversight of LDTs prompted by the increased complexity of LDTs and their increasingly important role in clinical decision-making and disease management. The FDA indicated that it is considering a risk-based application of oversight to LDTs. The public meeting was held in July 2010 and further public comments were submitted to the FDA in September 2010.

In June 2011, the FDA issued draft guidance regarding "Commercially Distributed In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only," which was finalized in November 2013. Public comments were submitted in response to this draft guidance, which has not been finalized. In October 2014, the FDA issued draft guidance that sets forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to implement its proposed framework until the draft guidance documents are finalized. It is unclear at this time if or when the draft guidance will be finalized, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance.

We cannot predict the ultimate form of any such guidance or regulation and the potential impact on our tests or materials used to perform our tests. If pre-market review is required, our business could be negatively impacted until such review is completed and clearance to market or approval is obtained.  FDA could require we seek pre-market clearance or approval for tests currently under development delaying product commercialization or following product launch to require that we stop selling our tests. If our tests are allowed to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA, or if labeling claims the FDA allows us to make are limited, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing a PMA application with the FDA. If pre-market review is required by the FDA, there can be no assurance that our tests will be cleared or approved on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our tests. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by the FDA and to the requirements of the FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA pre-market review of our tests if we determine that doing so would be appropriate.

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

Massachusetts and CLIA Laboratory Licensing

Our clinical reference laboratory is located in Boston, Massachusetts. Accordingly, we will be required to be licensed by Massachusetts, under Massachusetts laws and regulations, and CLIA under CMS regulations, which both establish standards for:

•	day-to-day operation of a clinical laboratory, personnel standards including training and competency of all laboratory staff;

•	physical requirements of a facility, including:

o           policies and procedures; and

o           safety;

•	equipment; and

•	quality control, including;

o           quality assurance; and

o           proficiency testing.

We expect to apply for and receive the licenses and certifications necessary for our clinical reference laboratory, in order to perform our metastatic breast cancer diagnostic test.

If a laboratory is not in compliance with Massachusetts statutory or regulatory standards, or CLIA regulations as mandated by CMS, the Massachusetts State Department of Health and/or CMS may suspend, limit, revoke or annul the laboratory’s Massachusetts license, and CLIA certification, censure the holder of the license or assess civil money penalties. Additionally, statutory or regulatory noncompliance may result in a laboratory’s operator being found guilty of a misdemeanor. In the event that we should be found not to be in compliance with Massachusetts or CLIA laboratory requirements, we could be subject to such sanctions, which could harm our business.

Other States’ Laboratory Testing

California, New York, Florida, Maryland, Pennsylvania and Rhode Island require out-of-state laboratories, which accept specimens from those states to be licensed. We expect to apply and obtain licenses in these states.

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

Employees

We currently have five full time employees. In addition, we utilize outside consultants to support certain elements of our research and development operations. We have also engaged several consulting firms involved with public relations and investor relations.

Patents and Intellectual Property

We believe that clear and extensive patent coverage and protection of the proprietary nature of our technologies is central to our success. Our intellectual property strategy is intended to develop and maintain a competitive position and long-term value through a combination of patents, patent applications, copyrights, trademarks, and trade secrets. We have invested and will continue to invest in our core diagnostic intellectual property portfolio, which has been accomplished in conjunction with the resources of our Licensors. This applies to both domestic and international patent coverage.

As of February 28, 2015, three (3) patents in the United States and one (1) international patent have been issued covering key aspects of our core diagnostic technologies including the MetaSite Breast™ and MenaCalc™ diagnostic platform for epithelial-based solid tumors including breast, lung, prostate and CRC. The issued patents are listed below:

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

4.	European Patent No. 1784646 entitled “Methods for Identifying Metastasis in Motile Cells”; inventor: John S. Condeelis.

The patents covering our MetaSite Breast™ and MenaCalc™ diagnostic platform expire between 2028 and 2031.

We intend to file additional patent applications to strengthen our intellectual property rights, as well as seek to add to our intellectual property portfolio through licensing, partnerships, joint development and joint venture agreements.

Our employees and key technical consultants working for us are required to execute confidentiality and assignment agreements in connection with their employment and consulting relationships. Confidentiality agreements provide that all confidential information developed or made known to others during the course of the employment, consulting or business relationship shall be kept confidential except in specified circumstances. Additionally, our employment agreements provide that all inventions conceived by such employee while employed by us are our exclusive property. We cannot provide any assurance that employees and consultants will abide by the confidentiality and assignment terms of these agreements. Despite measures taken to protect our intellectual property, unauthorized parties might copy aspects of our technology or obtain and use information that we regard as proprietary.

License Agreements

In August 2010, we entered into a License Agreement (the “License Agreement”) with Einstein, MIT, Cornell and IFO-Regina. The License Agreement covers patents and patent applications, patent disclosures, cell lines and technology surrounding discoveries in the understanding of the underlying mechanisms of systemic metastasis in solid epithelial cancers, including our core MetaSite Breast™ and MenaCalc™ technologies.  The License Agreement calls for certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under the agreement. See “Contractual Obligations” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section above for more information regarding our financial obligations related to the License Agreement.

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

Effective March 2012, we entered into a second license agreement dated January 3, 2012 (the “Second License Agreement”) with Einstein. The Second License Agreement covers pending patent applications, patent disclosures, and other technology surrounding discoveries in the understanding of the underlying mechanisms of systemic metastasis in solid epithelial cancers, including the isolation (capture of), gene expression profile (the “Human Invasion Signature”) and chemotherapeutic resistance of metastatic cells. The Second License Agreement requires certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under such agreements. See “Contractual Obligations” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section above for more information regarding our financial obligations related to the Second License Agreement.

Pursuant to the Second License Agreement, we have the right to initiate legal proceedings on our behalf or in the Licensors’ names, if necessary, against any infringer, or potential infringer, of a licensed intellectual property who imports, makes, uses, sells or offers to sell products. Any settlement or recovery received from any such proceeding shall be divided eighty percent (80%) to us and twenty percent (20%) to the Licensors after we deduct from any such settlement or recovery our actual counsel fees and out-of-pocket expenses relative to any such legal proceeding. If we decide not to initiate legal proceedings against any such infringer, then the Licensors shall have the right to initiate such legal proceedings. Any settlement or recovery received from any such proceeding initiated by the Licensors shall be divided twenty percent (20%) to us and eighty percent (80%) to the Licensors after the Licensors deduct from any such settlement or recovery their actual counsel fees and out-of-pocket expenses relative to any such legal proceeding.

Effective March 2012, we entered into a third license agreement dated January 3, 2012 (the “Third License Agreement”) with Einstein. The Third License Agreement covers pending patent applications, patent disclosures, and other technology surrounding discoveries in the understanding of the underlying mechanisms of systemic metastasis in solid epithelial cancers, including a “drug screen” covered by a patent application entitled “An In Vivo Quantitative Screening Test For Anti-Metastasis Treatment Efficacy”.  The Third License Agreement requires certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under such agreements.  Management determined that the intellectual property covered by the Third License Agreement was non-essential to its business and not related to its focus on the commercialization of its epigenetic-based diagnostics. On October 31, 2014, in accordance with the Third License Agreement, we provided notice to terminate the License Agreement. All obligations pursuant to the Third License Agreement have been satisfied.

Effective December 2013, we entered into two separate worldwide exclusive license agreements with MIT and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology, Einstein, and Montefiore Medical Center (“Montefiore” and, together with MIT and Einstein, the “Alternative Splicing Licensors”). The diagnostic license agreement (the “Alternative Splicing Diagnostic License Agreement”) and the therapeutic license agreement (the “Alternative Splicing Therapeutic License Agreement” and, together with the Diagnostic License Agreement, the “2014 Alternative Splicing License Agreements”) covers pending patent applications, patent disclosures, and technology surrounding discoveries of alternatively spliced mRNA and protein isoform markers for the treatment and/or prevention of cancer through the EMT in epithelial solid tumor cancers. The 2014 Alternative Splicing License Agreements call for certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under the agreement.  See “Contractual Obligations” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section above for more information regarding our financial obligations related to the Alternative Splicing License Agreements.

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

Effective June 2014, we entered into a License Agreement (the “Antibody License Agreement”) with MIT. The Antibody License Agreement covers proprietary technology and know-how surrounding monoclonal and polyclonal antibodies specific to the Mena Protein and its isoforms. The Antibody License Agreement calls for certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under the agreement.  See “Contractual Obligations” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section above for more information regarding our financial obligations related to the Antibody License Agreement.

As part of our intellectual property strategy, we have terminated certain license agreements and patent applications related to non-core technologies.

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

On the Closing Date, we assumed MBM’s 2012 Omnibus Securities and Incentive Plan (the “2012 Incentive Plan”) and reserved 1,116,789 shares of our common stock for the benefit of our employees, nonemployee directors and consultants. All 507,500 options outstanding under the 2012 Incentive Plan were converted, on a 2.2-for-1 basis, into the right to receive options to purchase up to 1,116,500 shares of our common stock with an exercise price of $0.68 per share. On May 21, 2012, we increased the number of authorized and unissued shares of common stock reserved for issuance pursuant to the 2012 Incentive Plan to 3,116,789.

Principal Executive Offices

Our principal executive office is located at 27 Drydock Ave., 2nd Floor, Boston, Massachusetts 02210, We have additional offices at 401 Park Ave, 10th Floor, New York, New York 10016. Our corporate telephone number is (617) 531-6500 and our website is http://www.metastat.com. Information contained on our website does not constitute part of, and is not deemed incorporated by reference into, this prospectus.

Legal Proceedings

We are not engaged in any material litigation, arbitration or claim, and no material litigation, arbitration or claim is known by our management to be pending or threatened by or against us that would have a material adverse effect on our results from operations or financial condition.

Item 1A.	RISK FACTORS

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this Form 10-K or that we have made or will make elsewhere.

Risks Relating to Our Financial Condition and Capital Resources

We are at an early stage of development as a company and do not have, and may never have, any products that generate revenues.

We are a pre-commercial molecular diagnostic company. At this time, we do not have any commercial products or laboratory services that generate revenues. Our existing diagnostic offerings will require additional clinical evaluation, potential regulatory review, significant sales and marketing efforts and substantial investment before they could provide any revenues. Given the stage of development where we are, we expect to be able to begin marketing our metastatic breast cancer diagnostic test in 2016. If we are unable to develop, receive approval for, or successfully commercialize any of our diagnostic candidates, we will be unable to generate significant revenues, or any revenues at all. If our development programs and commercialization efforts are delayed, we may have to raise additional capital or reduce or cease our operations.

We have a history of net losses, and we expect to incur net losses for the foreseeable future and we expect to continue to incur significant expenses to develop and commercialize our tests.

We have incurred substantial net losses since our inception. For the fiscal years ended February 28, 2015 and February 28, 2014, we incurred net losses of $7,995,474 and $5,365,196, respectively. From our inception in July 2009 through February 28, 2015, we had an accumulated deficit of $18,723,149. To date, we have not achieved, and we may never achieve, revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing and enhancing our metastatic breast cancer diagnostic offerings, continue development of our MenaCalc™ platform of diagnostics assays for multiple epithelial-derived cancers including, but not limited to, prostate cancer, lung cancer, colorectal cancer and the development of companion diagnostics. We expect to incur additional losses in the future, and we may never achieve profitability.

We expect our losses to continue as a result of costs relating to ongoing research and development, clinical studies, CLIA-certified, state-licensed laboratory set-up and operational expenses, other commercialization and sales and marketing costs. These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need to raise additional capital.

We expect to need to raise additional capital to continue research and development, clinical studies, and to commercialize and launch our diagnostic assays and expand our business to meet our long-term business objectives. Additional financing may be from the sale of equity, convertible debt or other debt securities in a public or private offering. We may also receive additional capital from a new credit facility or strategic partnership(s) coupled with an investment in us or a combination of both. We may be unable to raise sufficient capital on terms that are acceptable to us, if at all.  If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue our research and development efforts, one or more of our clinical studies, and the commercialization of our diagnostic tests. Failure to raise additional capital in sufficient amounts would significantly impact our ability to complete the development and to begin commercialization of our current and future product candidates. For further discussion of our liquidity requirements as they relate to our long-term plans, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Risks Relating to Our Business and Strategy

If we are unable to continue as a going concern, our securities will have little or no value.

The reports of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended February 28, 2015 and February 28, 2014 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. As of February 28, 2015 and February 28, 2014, we had an accumulated deficit of $18,723,149 and $10,727,675, respectively. We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through October 2015, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, the ability of us to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete an equity or debt offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which would likely cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.

In recent years, we have incurred significant costs in connection with the development of our metastatic breast cancer diagnostic including the MetaSite Breast™ test, the MenaCalc™ platform of diagnostics assays for breast, prostate and lung cancers, and other projects. Our research and development expenses were $1,266,158 and $824,336 for the fiscal years ended February 28, 2015 and February 28, 2014, respectively. We expect our research and development expense levels to remain high for the foreseeable future as we seek to expand the clinical validity and utility of our metastatic breast cancer diagnostic test and develop additional diagnostics in our product portfolio. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.

Additionally, we expect our expenses related to the commercialization our metastatic breast cancer diagnostic to increase for the foreseeable future as we establish our CLIA-certified, state-licensed, and CAP accredited laboratory, commercial infrastructure, drive adoption of and reimbursement for our metastatic breast cancer diagnostic test as well as develop new tests for other cancer indications. As a result, we will need to generate significant revenues in order to achieve sustained profitability.

If we are unable to commercialize and generate sales from our metastatic breast cancer diagnostic test or successfully develop and commercialize other tests, our revenues will be insufficient for us to achieve profitability.

We currently anticipate that all of our revenues will initially come from the sales of our metastatic breast cancer diagnostic. We plan on launching our metastatic breast cancer diagnostic assay in 2016 through our CLIA-certified, and state-licensed laboratory located in Boston, Massachusetts. This is a multi-step process and we are pursuing these accreditations with the assistance of appropriate consultants.  We are in varying stages of research and development for other cancer diagnostic tests that we may offer. If we are unable to commercialize and generate sales of our metastatic breast cancer diagnostic tests, or successfully develop and commercialize diagnostic tests for other cancer indications, we will not produce sufficient revenues to become profitable.

If we are unable to execute our sales and marketing strategy for our diagnostic tests and are unable to gain market acceptance, we may be unable to generate sufficient revenue to sustain our business.

We are a pre-commercial molecular diagnostic company and have yet to begin to generate revenues for our metastatic breast cancer diagnostic test or our MenaCalc™ diagnostic tests for prostate, NSCLC and CRC cancers. We plan to offer our diagnostic tests through our CLIA-certified, state-licensed and CAP-accredited laboratory, located in Boston, Massachusetts, which we have currently begun the certification and approval process for.

Although we believe that our metastatic breast cancer diagnostic test and our MenaCalc™ test for other cancer indications represent a promising commercial opportunity, we may never gain significant market acceptance and therefore may never generate substantial revenue or profits for us. We will need to establish a market for our cancer diagnostic tests and build that market through physician education, awareness programs and the publication of clinical data. Gaining acceptance in medical communities requires, among other things, publication in leading peer-reviewed journals of results from studies using our current tests and/or our planned cancer tests. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our current tests and our planned tests. Our ability to successfully market our cancer diagnostic tests that we may develop will depend on numerous factors, including:

•	conducting validation studies of such tests in collaboration with key thought leaders to demonstrate their use and value in important medical decisions such as treatment selection;
•	conducting clinical utility studies of such tests to demonstrate economic usefulness to providers and payors;
•	whether our current or future partners, support our offerings;

•	the success of the sales force and marketing effort;

•	whether healthcare providers believe such diagnostic tests provide clinical utility;

•	whether the medical community accepts that such diagnostic tests are sufficiently sensitive and specific to be meaningful in patient care and treatment decisions; and

•	whether private health insurers, government health programs and other third-party payors will cover such cancer diagnostic tests and, if so, whether they will adequately reimburse us.

Failure to achieve significant market acceptance of our diagnostic tests would materially harm our business, financial condition and results of operations.

If third-party payors, including managed care organizations and Medicare, do not provide reimbursement for our products, our commercial success could be compromised.

Physicians and patients may decide not to order our metastatic breast cancer diagnostic test unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion or all of the test’s price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including our metastatic breast cancer diagnostic test and any of our future diagnostic tests. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

•	not experimental or investigational,

•	medically necessary,

•	appropriate for the specific patient,

•	cost-effective,

•	supported by peer-reviewed publications; and

•	provide a clinical utility.

Uncertainty surrounds third-party payor coverage and adequate reimbursement of any test incorporating new technology, including tests developed using our technologies. Technology assessments of new medical tests conducted by research centers and other entities may be disseminated to interested parties for informational purposes. Third-party payors and health care providers may use such technology assessments as grounds to deny coverage for a test or procedure. Technology assessments can include evaluation of clinical utility studies, which define how a test is used in a particular clinical setting or situation. Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our cancer diagnostic tests, seeking payor approvals is a time-consuming and costly process. We cannot be certain that coverage for our current tests and our planned future tests will be provided in the future by additional third-party payors or that existing agreements, policy decisions or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. If we cannot obtain coverage and adequate reimbursement from private and governmental payors such as Medicare and Medicaid for our current tests, or new tests or test enhancements that we may develop in the future, our ability to generate revenues could be limited, which may have a material adverse effect on our financial condition, results of operations and cash flows. Further, we may experience delays and interruptions in the receipt of payments from third-party payors due to missing documentation and/or other issues, which could cause delay in collecting our revenue.

In addition, to the extent that our testing is ordered for Medicare inpatients and outpatients, only the hospital may receive payment from the Medicare program for the technical component of pathology services and any clinical laboratory services that we perform, unless the testing is ordered at least 14 days after discharge and certain other requirements are met. We therefore must look to the hospital for payment for these services under these circumstances. If hospitals refuse to pay for the services or fail to pay in a timely manner, our ability to generate revenues could be limited, which may have a material adverse effect on our financial condition, results of operations and cash flows.

Long payment cycles of Medicare, Medicaid and/or other third-party payors, or other payment delays, could hurt our cash flows and increase our need for working capital.

Medicare and Medicaid have complex billing and documentation requirements that we will need satisfy in order to receive payment, and the programs can be expected to carefully audit and monitor our compliance with these requirements. We will also need to comply with numerous other laws applicable to billing and payment for healthcare services, including, for example, privacy laws. Failure to comply with these requirements may result in, among other things, non-payment, refunds, exclusion from government healthcare programs, and civil or criminal liabilities, any of which may have a material adverse effect on our revenues and earnings. In addition, failure by third-party payors to properly process our payment claims in a timely manner could delay our receipt of payment for our products and services, which may have a material adverse effect on our cash flows and business.

Our research and development efforts will be hindered if we are not able to contract with third parties for access to clinical samples.

Under standard clinical practice, tumor biopsies removed from patients are typically chemically preserved and embedded in paraffin wax and stored. Our clinical development relies on our ability to secure access to these archived tumor biopsy samples, as well as information pertaining to their associated clinical outcomes. Generally, the agreements under which we gain access to archival samples are nonexclusive. Other companies study archival samples and often compete with us for access. Additionally, the process of negotiating access to archived samples is lengthy since it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. If we are not able to negotiate access to clinical samples with hospitals, clinical partners, pharmaceutical companies, or companies developing therapeutics on a timely basis, or at all, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed. In addition, access to these clinical samples may be costly, and involve large upfront acquisition costs, which may have a material adverse effect on our cash flows and business.

We may experience delays in our clinical studies that could adversely affect our financial position and our commercial prospects.

Any delays in completing our clinical studies for our breast cancer diagnostic test including the MetaSite Breast™ and our MenaCalc Breast™ platform of diagnostics assays may delay our ability to raise additional capital or to generate revenues, and we may have insufficient capital resources to support our operations.  Even if we have sufficient capital resources, the ability to become profitable will be delayed if there are problems with the timing or completion of our clinical studies.

We are conducting certain clinical studies in collaboration with select academic institutions and other third-party institutions through services and collaboration agreements. We may experience delays that are outside of our control in connection with such services and collaboration agreements, including, but not limited to, receiving tissue samples, accompanying medical and clinical data, preparation, review and sign-off of results and/or manuscripts in a timely fashion. Any delays in completing our clinical studies and publishing of results in peer-reviewed journals will delay our commercialization efforts and may materially harm our business, financial condition and results of operations.

If we cannot maintain our current clinical collaborations and enter into new collaborations, our product development could be delayed.

We rely on and expect to continue to rely on clinical collaborators to perform portions of our clinical trial functions. If any of our collaborators were to breach or terminate its agreement with us or otherwise fail to conduct the contracted activities successfully or in a timely manner, the research, development or commercialization of the products contemplated by the collaboration could be delayed or terminated. If any of our collaboration agreements are terminated, or if we are unable to renew those agreements on acceptable terms, we would be required to seek alternatives. We may not be able to negotiate additional collaborations on acceptable terms, if at all, and these collaborations may not be successful.

Our success in the future depends in part on our ability to enter into agreements with other leading cancer organizations. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can prolong the time it takes to develop, negotiate and implement collaboration. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any product that may result from a collaboration.

From time to time we expect to engage in discussions with potential clinical collaborators, which may or may not lead to collaborations. However, we cannot guarantee that any discussions will result in clinical collaborations or that any clinical studies which may result will be completed in a reasonable time frame or with successful outcomes. If news of discussions regarding possible collaborations become known in the medical community, regardless of whether the news is accurate, failure to announce a collaboration agreement or the entity’s announcement of a collaboration with an entity other than us could result in adverse speculation about us, our diagnostic tests or our technology, resulting in harm to our reputation and our business.

Clinical utility studies are important in demonstrating to both customers and payors a test’s clinical relevance and value. If we are unable to identify collaborators willing to work with us to conduct clinical utility studies, or the results of those studies do not demonstrate that a test provides clinically meaningful information and value, commercial adoption of such test may be slow, which would negatively impact our business.

Clinical utility studies show when and how to use a clinical test, and describe the particular clinical situations or settings in which it can be applied and the expected results. Clinical utility studies also show the impact of the test results on patient care and management. Clinical utility studies are typically performed with collaborating oncologists or other physicians at medical centers and hospitals, analogous to a clinical trial, and generally result in peer-reviewed publications. Sales and marketing representatives use these publications to demonstrate to customers how to use a clinical test, as well as why they should use it. These publications are also used with payors to obtain coverage for a test, helping to assure there is appropriate reimbursement. We anticipate commencing clinical utility studies for our metastatic breast cancer diagnostic test starting in 2015 and following product launch. We will need to conduct additional studies for our metastatic breast cancer diagnostic test, and other tests we plan to introduce, to increase the market adoption and obtain coverage and adequate reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for oncologists and other physicians, adoption of our tests could be impaired and we may not be able to obtain coverage and adequate reimbursement for them.

Once we have a CLIA-certified, state-licensed and CAP accredited laboratory facility, it will be our sole laboratory facility and should it become inoperable, we will be unable to perform our tests and our business will be harmed.

Our laboratory facility located in Boston, Massachusetts has not yet been certified by CLIA, licensed by any state or accredited by CAP in order to perform our diagnostic tests. We have begun the process of CLIA certification, state licensing and CAP accreditation in conjunction with outside consultants.  We anticipate we will complete the CLIA certification and Massachusetts state approval process in 2015 followed by accreditation from CAP and licensing from other states including New York, California, Florida, Maryland, Pennsylvania and Rhode Island, however we cannot guarantee that we will receive the necessary certifications and approvals in a timely fashion. Delays in receiving the necessary certifications and approvals for our laboratory facility may delay commercialization efforts and may materially harm our business, financial condition and results of operations.

The laboratory facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests even for a short period of time, may result in the loss of customers or harm our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

In order to rely on a third party to perform our tests, we could only use another facility with established CLIA certification, CAP accreditation, and state licensure under the scope of which our diagnostic tests could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified, CAP accredited and state-licensed laboratory facility willing to license, transfer or adopt our diagnostic tests and comply with the required procedures, or that such partner or laboratory would be willing to perform the tests for us on commercially reasonable terms.

In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us would be subject to certification under CLIA, accreditation by CAP and licensed by several states, including New York, California, Florida, Maryland, Pennsylvania and Rhode Island, which can take a significant amount of time and result in delays in our ability to begin operations.

Initially, our financial results will depend on sales of our breast cancer test, and we will need to generate sufficient revenues from this and our other diagnostics to successfully operate our business.

For the foreseeable future, we expect to derive substantially all of our revenues from sales of our metastatic breast cancer diagnostic test. We anticipate commencing commercialization in of our first product in 2016. We will be dependent on one or more third-party organizations to commercialize to market and sell our products. In addition we plan on contracting third-party organizations to support billing, collection, and reimbursement processing functions. We are in various stages of research and development for other function-based diagnostic assays that we may offer as well as for enhancements to our existing metastatic breast cancer diagnostic test.  We do not currently expect to commercialize these additional tests for additional cancer indications including prostate and lung cancer until at least 2017, If we are unable to generate sales of our metastatic breast cancer diagnostic test or to successfully develop and commercialize other diagnostic tests, enhancements, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

We may experience limits on our revenues if oncologists and other physicians decide not to order our metastatic breast cancer diagnostic tests or our future cancer diagnostic tests, which may limit our ability to generate sufficient revenues to sustain our business.

If medical practitioners do not order our metastatic breast cancer diagnostic test or any future tests developed by us, we will likely not be able to create demand for our products in sufficient volume for us to become profitable. To generate demand, we will need to continue to make oncologists, surgeons, pathologists and other health care professionals aware of the benefits, value and clinical utility of our diagnostic tests and any products we may develop in the future through published papers, presentations at scientific conferences and one-on-one education by our sales force. We need to hire or outsource commercial, scientific, technical and other personnel to support this process. Some physicians may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if patients recommend that their physicians use our test, physicians may still decide not to use our diagnostic tests, either because they have not been made aware of their utility or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the physician population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability. In addition, we will need to demonstrate our ability to obtain adequate reimbursement coverage from third-party payors.

We may experience limits on our revenues if patients decide not to use our test.

Some patients may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our test, patients may still decide not to use our metastatic breast cancer diagnostic test, either because they do not want to be made aware of the likelihood of metastasis or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the patient population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability.

If we are unable to develop diagnostic tests and products to keep pace with rapid technological, medical and scientific change, our operating results and competitive position would be harmed.

In recent years, there have been numerous advances in technologies relating to the diagnosis, prognosis and treatment of cancer. These advances require us to continuously develop new products and enhance existing products to keep pace with evolving standards of care. Several new cancer drugs have been approved, and a number of new drugs in clinical development may increase patient survival time. There have also been advances in methods used to identify patients likely to benefit from these drugs based on analysis of biomarkers. Our tests could become obsolete unless we continually innovate and expand our products to demonstrate benefit in the diagnosis, monitoring or prognosis of patients with cancer. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to develop cancer diagnostic tests based on for example, biomarker analysis related to the appearance or development of resistance to those therapies. If we cannot adequately demonstrate the applicability of our current tests and our planned tests to new treatments, by incorporating important biomarker analysis, sales of our tests could decline, which would have a material adverse effect on our business, financial condition and results of operations.

If we become subject to product liability claims, the damages may exceed insurance coverage levels.

We plan to obtain liability insurance for our diagnostic product candidates as each is entered into large population validation studies and/or any other studies where such liability insurance is needed. We cannot predict all of the possible harms or side effects that may result from the use of our products and, therefore, the amount of insurance coverage we currently hold, or that we or our collaborators may obtain, may not be adequate to protect us from any claims arising from the use of our products that are beyond the limit of our insurance coverage. If we cannot protect against potential liability claims, we or our collaborators may find it difficult or impossible to commercialize our products, and we may not be able to renew or increase our insurance coverage on reasonable terms, if at all.

The marketing, sale and use of our diagnostic tests and our planned future diagnostic tests could lead to the filing of product liability claims against us if someone alleges that our tests failed to perform as designed. We may also be subject to liability for errors in the test results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend.

Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage. Additionally, any product liability lawsuit could damage our reputation, result in the recall of tests, or cause current partners to terminate existing agreements and potential partners to seek other partners, any of which could impact our results of operations.

Our dependence on commercialization partners for sales of tests could limit our success in realizing revenue growth.

We intend to commercialize our metastatic breast cancer diagnostic test through the use of distribution and commercialization partners for the sales, marketing and distribution, billing, collection and reimbursement efforts, and to do so we must enter into agreements with these partners to sell, market or commercialize our tests. We may experience launch delays as a result of the timing of clinical data, establishment of a final product profile, and the lead time required to execute commercialization agreements. These agreements may contain exclusivity provisions and generally cannot be terminated without cause during the term of the agreement. We may need to attract additional partners to expand the markets in which we sell tests. These partners may not commit the necessary resources to market and sell our cancer diagnostics tests to the level of our expectations, and we may be unable to locate suitable alternatives should we terminate our agreement with such partners or if such partners terminate their agreement with us. Any relationships we form with commercialization partners are subject to change over time. If current or future commercialization partners do not perform adequately, or we are unable to locate commercialization partners, we may not realize revenue growth.

If we are unable to develop adequate sales, marketing or distribution capabilities or enter into agreements with third parties to perform some of these functions, we will not be able to commercialize our products effectively.

We likely will have a limited infrastructure in sales, marketing and distribution. Initially we are not planning to directly market and distribute our products. We may not be able to enter into sales, marketing and distribution capabilities of our own or enter into such arrangements with third parties in a timely manner or on acceptable terms.

Our sales force collaborator with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of these products. Disputes may arise delaying or terminating the commercialization or sales of our diagnostic tests that may result in significant legal proceedings that may harm our business, limit our revenues and our ability to achieve profitability.

We depend on third parties for the supply of tissue samples and other biological materials that we use in our research and development efforts. If the costs of such tissue samples and materials increase or our third party suppliers terminate their relationship with us, our business may be materially harmed.

We have relationships and plan to enter into new relationships with suppliers and institutions that provide us with tissue samples, tissue microarrays (TMA’s), and other biological materials that we use in developing and validating our diagnostic tests and our planned future tests. If one or more suppliers terminate their relationship with us or are unable to meet our requirements for samples, we will need to identify other third parties to provide us with samples and biological materials, which could result in a delay in our research and development activities, clinical studies and negatively affect our business. In addition, as we grow, our research and academic institution collaborators may seek additional financial contributions from us, which may negatively affect our results of operations.

We rely on a limited number of suppliers or, in some cases, a sole supplier, for some of our laboratory instruments and materials and may not be able to find replacements in the event our supplier no longer supplies that equipment.

We expect to rely on several vendors including Perkin Elmer and ThermoFisher Scientific to supply some of the laboratory equipment and software on which we perform our tests. We will periodically forecast our needs for laboratory equipment and enter into standard purchase orders or leasing arrangements based on these forecasts. We believe that there are relatively few equipment manufacturers that are currently capable of supplying the equipment necessary for our metastatic breast cancer diagnostic test. Even if we were to identify other suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Perkin Elmer and other vendors the quality and quantity of equipment and software we require for the metastatic breast cancer diagnostic test, we may need to reconfigure our test process, which would result in delays in commercialization or an interruption in sales. If any of these events occur, our business and operating results could be harmed. Additionally, if Perkin Elmer or other key vendors deem us to have become uncreditworthy, they have the right to require alternative payment terms from us, including payment in advance. We may also be required to indemnify Perkin Elmer or other key vendors against any damages caused by any legal action or proceeding brought by a third party against Perkin Elmer or other key vendors for damages caused by our failure to obtain required approval with any regulatory agency.

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

We currently rely on third-party suppliers for critical materials needed to perform our breast cancer diagnostic test and our planned future tests and any problems experienced by them could result in a delay or interruption of their supply to us.

We currently purchase raw materials for our metastatic breast cancer diagnostic assay and testing reagents under purchase orders and do not have long-term commercial contracts with the suppliers of these materials. If suppliers were to delay or stop producing our materials or reagents, or if the prices they charge us were to increase significantly, or if they elected not to sell to us, we would need to identify other suppliers. We could experience delays in our research and development efforts and delays in performing our metastatic breast cancer diagnostic test while finding another acceptable supplier, which could impact our results of operations. The changes could also result in increased costs associated with qualifying the new materials or reagents and in increased operating costs. Further, any prolonged disruption in a supplier’s operations could have a significant negative impact on our ability to perform our metastatic breast cancer diagnostic test in a timely manner. Some of the components used in our current or planned products are currently sole-source, and substitutes for these components might not be able to be obtained easily or may require substantial design or manufacturing modifications. Any significant problem experienced by one of our sole source suppliers may result in a delay or interruption in the supply of components to us until that supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in our operations. The inclusion of substitute components must meet our product specifications and could require us to qualify the new supplier with the appropriate government regulatory authorities.

Our success depends on retention of key personnel and the hiring of additional key personnel. The loss of key members of our executive management team could adversely affect our business.

We are dependent on our management team members, including Dr. Oscar L. Bronsther, our chief executive officer and chief medical officer. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified personnel. We intend to recruit and hire other senior executives, scientific, technical and management personnel, as well as personnel with expertise in sales and marketing including reimbursement, clinical testing, and governmental regulation. Such a management transition subjects us to a number of risks, including risks pertaining to coordination of responsibilities and tasks, creation of new management systems and processes, differences in management style, effects on corporate culture, and the need for transfer of historical knowledge.

In addition, Dr. Oscar Bronsther has not previously been the chief executive officer of a public or private company. A lack of significant experience in being the chief executive officer of a public company could have an adverse effect on our ability to quickly respond to problems or effectively manage issues surrounding the operation of a public company.

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions. The collective efforts of our executive management and others working with them as a team are critical to us as we continue to develop our technologies, diagnostic tests, research and development efforts and sales and marketing programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of our key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. We do not maintain “key person” life insurance on any of our employees.

In addition, we rely on collaborators, consultants and advisors, including scientific and clinical advisors, to assist us in our research and development and commercialization strategy. Our collaborators, consultants and advisors are generally employed by employers other than us and may have commitments under agreements with other entities that may limit their availability to us.

The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and retain skilled employees could result in our inability to continue to grow our business or to implement our business strategy.

There is a scarcity of experienced professionals in our industry. If we are not able to retain and recruit personnel with the requisite technical skills, we may be unable to successfully execute our business strategy.

The specialized nature of our industry results in an inherent scarcity of experienced personnel in the field. Our future success depends upon our ability to attract and retain highly skilled personnel, including scientific, technical, commercial, business, regulatory and administrative personnel, necessary to support our anticipated growth, develop our business and perform certain contractual obligations. Given the scarcity of professionals with the scientific knowledge that we require and the competition for qualified personnel among life science businesses, we may not succeed in attracting or retaining the personnel we require to continue and grow our operations.

Our operations may involve hazardous materials, and compliance with environmental laws and regulations is expensive.

Our future research and development and commercial activities may involve the controlled use of hazardous materials, including chemicals that cause cancer, volatile solvents, radioactive materials and biological materials including human tissue samples that have the potential to transmit diseases. Our operations may also produce hazardous waste products. We are subject to a variety of federal, state and local regulations relating to the use, handling and disposal of these materials. We generally may contract with third parties for the disposal of such substances and may store certain low level radioactive waste at our facility until the materials are no longer considered radioactive. While we believe that we will comply with then current regulatory requirements, we cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. If an accident or contamination occurred, we would likely incur significant costs associated with civil penalties or criminal fines and in complying with environmental laws and regulations.

If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.

Our activities may require the controlled use of potentially harmful biological materials, hazardous materials and chemicals and may in the future require the use of radioactive compounds. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations might be significant and could negatively affect our operating results. In the event of an accident or if we otherwise fail to comply with applicable regulations, we could lose our permits or approvals or be held liable for damages or penalized with fines.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation,

We expect to along with certain third party vendors that we contract with to collect and store sensitive data, including legally protected health information, credit card information, personally identifiable information about our employees, customers and patients, intellectual property, and our proprietary business information and that of our customers, payors and collaboration partners.  We expect to manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business critical information including research and development information, commercial information and business and financial information. We face four primary risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk and inappropriate modification risk combined with the risk of our being able to identify and audit our controls over the first three risks.

The secure processing, storage, maintenance and transmission of this critical information will be vital to our operations and business strategy. As such we plan to devote significant resources to protecting such information. Although we plan to take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third party vendors, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process tests, provide test results, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

In addition, the interpretation and application of consumer, health-related and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

We depend on our information technology and telecommunications systems, and any failure of these systems could harm our business.

We depend on information technology or IT, and telecommunications systems for significant aspects of our operations. In addition, we expect to outsource aspects of our billing and collections to a third-party provider, whom maybe dependent upon telecommunications and data systems provided by outside vendors and information we provide on a regular basis. These information technology and telecommunications systems will support a variety of functions, including test processing, sample tracking, quality control, customer service and support, billing and reimbursement, research and development activities and our general and administrative activities. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures we plan to implement, some or all of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we plan on taking to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from processing tests, providing test results to oncologists, pathologists, billing payors, processing reimbursement appeals, handling patient or physician inquiries, conducting research and development activities and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

We may acquire other businesses or form joint ventures or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of businesses and assets. We also may pursue strategic alliances and joint ventures that leverage our core diagnostic technology and expertise to expand our offerings or distribution. We have minimal experience with acquiring and integrating other companies or assets and limited experience with forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

To finance any acquisitions or joint ventures, we may choose to issue shares of our common stock or securities convertible into shares of our common stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

We may not be able to support demand for our metastatic breast cancer diagnostic test or future tests. We may have difficulties managing the evolution of our technology and manufacturing platforms, which could cause our business to suffer.

We anticipate that our metastatic breast cancer diagnostic will be well received by the marketplace, and demand will increase as market acceptance grows. As expected test volumes grow, we will need to increase our testing capacity, increase our scale and related processing, customer service, billing, collection and systems process improvements and expand our internal quality assurance program and technology to support testing on a larger scale. We will also need additional clinical laboratory scientists, pathologists and other scientific and technical personnel to process these additional tests. Any increases in scale, related improvements and quality assurance may not be successfully implemented and appropriate personnel may not be available. We will also need to add capacity to our information technology infrastructure, which may be costly. As diagnostic tests for additional cancer indications are commercialized, we may need to bring new equipment on line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Failure to implement necessary procedures or to hire the necessary personnel could result in a higher cost of processing or an inability to meet market demand. We cannot assure you that we will be able to perform tests on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of our test results or that we will respond successfully to the growing complexity of our testing operations. If we encounter difficulty meeting market demand or quality standards for our current tests and our planned future tests, our reputation could be harmed and our future prospects and business could suffer, which may have a material adverse effect on our financial condition, results of operations and cash flows.

Declining general economic or business conditions may have a negative impact on our business.

Continuing concerns over United States health care reform legislation and energy costs, geopolitical issues, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence and high unemployment, precipitated an economic slowdown and recession. If the economic climate does not improve, or it deteriorates, our business, including our access to patient samples and the addressable market for diagnostic tests that we may successfully develop, as well as the financial condition of our suppliers and our third-party payors, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our business strategy contemplates potential international expansion, including partnering with academic and commercial testing partners for research and development and clinical studies, and commercializing our diagnostic tests outside the United States and expanding relationships with international payors and distributors. Doing business internationally involves a number of risks, including:

•
multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	competition from local and regional product offerings;

•	failure by us or our distributors to obtain regulatory approvals for the use of our tests in various countries;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•	logistics and regulations associated with shipping tissue samples, including infrastructure conditions and transportation delays;

•	limits in our ability to penetrate international markets if we are not able to process tests locally;

•	lack of intellectual property protection in certain markets;

•
financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our tests and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•
regulatory and compliance risks that relate to maintaining accurate information and control over the activities of our sales force and distributors that may fall within the purview of the FCPA, its books and records provisions or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenues and results of operations.

If we cannot compete successfully with our competitors, we may be unable to generate, increase or sustain revenues or achieve and sustain profitability.

Our principal competition for our metastatic breast cancer diagnostic assay comes from existing diagnostic methods used by pathologists and oncologists. These methods have been used for many years and are therefore difficult to change or supplement. In addition, companies offering capital equipment and kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which potentially facilitates adoption more readily than tests like ours that are performed outside the pathology laboratory.

We also face competition from companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast, colon or prostate cancer, including public companies such as Genomic Health, Inc., Agendia, GE Healthcare, a business unit of General Electric Company, Hologic, Inc., Myriad Genetics, Inc., NanoString Technologies, Inc., Novartis AG, Qiagen N.V. and Response Genetics, Inc., and many private companies. We also face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. We may also face competition from Illumina, Inc. and Thermo Fisher Scientific Inc., both of which have announced their intention to enter the clinical diagnostics market. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions.

Others may invent and commercialize technology platforms such as next generation sequencing approaches that will compete with our test. Projects related to cancer genomics have received government funding, both in the United States and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents, where our patents have not been issued or where our intellectual property rights are not recognized and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

The list price of our test may change as well as the list price of our competitor’s products. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced tests that could be viewed by physicians and payors as functionally equivalent to our tests, or offer tests at prices designed to promote market penetration, which could force us to lower the list prices of our tests and impact our operating margins and our ability to achieve sustained profitability. Some competitors have developed tests cleared for marketing by the FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than our diagnostic test, and that may discourage adoption of and reimbursement for our diagnostic test. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenues or achieving sustained profitability and could cause the market price of our common stock to decline.

Regulatory Risks Relating to Our Business

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the ACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the FDA has contended that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our metastatic breast cancer diagnostic including the MetaSite Breast™ test and MenaCalc™ platform diagnostic are medical devices, none of our products are currently listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future.

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the ACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending if expenditures exceed certain targets. At this point, the triggers for IPAB proposals have not been met; it is unclear when such triggers may be made met in the future and when any IPAB-proposed reductions to payments could take effect. In addition to the ACA, various healthcare reform proposals have also emerged from federal and state governments. We are monitoring the impact of the ACA and these healthcare reform proposals in order to enable us to determine the trends and changes that may potentially impact our business over time.

Under the Budget Control Act of 2011, which went into effect for dates of service on or after April 1, 2013, Medicare payments, including payments to clinical laboratories, are subject to a 2% reduction due to implementation of the automatic expense reductions (sequester). Reductions made by the Congressional sequester are applied to total claims payment made. The sequester reductions do not result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates.

State legislation on reimbursement applies to Medicaid reimbursement and Managed Medicaid reimbursement rates within that state. Some states have passed or proposed legislation that would revise reimbursement methodology for clinical laboratory payment rates under those Medicaid programs. In October 2011, CMS approved California’s plan to reduce certain Medi-Cal payments by 10% retroactive to June 1, 2011. In February 2012, Medi-Cal began the recoupment process by sporadically adjusting payments on new claims. According to the California Department of Health Care Services, the cut applies to various healthcare providers and outpatient services including laboratory services with certain exceptions. State legislation requires the Department of Health Care Services to develop a new rate-setting methodology for clinical laboratories and laboratory services that is based on the average of the lowest prices other third-party payers are paying for similar services, and to implement an additional 10% reduction to payments for clinical laboratory or laboratory services retroactive to July 1, 2012 with the legislation mandating that these reductions continue until the new rate methodology has been approved by CMS.  The Department of Health Care Services has developed the new rate methodology, which involves the use of the range of rates that fell between zero and 80% of the calculated California Medicare rate and the calculation of a weighted average (based on units billed) of such rates, and is targeting a July 1, 2015 effective date for such methodology.

Recent changes to reimbursement methodology in states outside of California may also affect payment rates in the future. We also cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by new legislation, cost reduction measures and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations. In addition, sales of our tests outside the United States make us subject to foreign regulatory requirements and cost-reduction measures, which may also change over time.

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

If the FDA were to begin regulating our diagnostic tests including the MetaSite Breast™ test and MenaCalc™ diagnostic platform, we could experience significant delays in commercializing our tests, be forced to stop our sales, experience significant delays in commercializing any future products, incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval as well as experience decreased demand for our products and demand for reimbursement of our tests.

Clinical laboratory tests like our metastatic breast cancer diagnostic assay are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as administered through the CMS, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by the FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called laboratory development tests, or LDTs. Most LDTs currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that our diagnostic tests including the MetaSite Breast™ test and MenaCalc™ diagnostic platform are not a diagnostic kit and we also believe that they are LDTs.  As a result, we believe our metastatic breast cancer diagnostic test should not be subject to regulation under established FDA policies.

At various times since 2006, the FDA has issued guidance documents or announced draft guidance regarding initiatives that may require varying levels of FDA oversight of our tests. In October 2014, the FDA issued draft guidance that sets forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to implement its proposed framework until the draft guidance documents are finalized. It is unclear at this time if or when the draft guidance will be finalized, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance. If this draft guidance is finalized as presently written, it includes an oversight framework that would require pre-market review for high and moderate risk LDTs.

Legislative proposals addressing oversight of genetic testing and LDTs have been introduced in previous Congresses and we expect that new legislative proposals will be introduced from time to time in the future. We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through finalization of guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law or guidance could be issued by the FDA which may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests.

If pre-market review is required, our business could be negatively impacted until such review is completed and clearance or approval is obtained, and the FDA could require that we stop selling our tests pending pre-market clearance or approval. If our tests are allowed to remain on the market but there is uncertainty about the regulatory status of our tests, if they are labeled investigational by the FDA, or if labeling claims the FDA allows us to make are more limited than the claims we currently make, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical studies and submitting a pre-market clearance notice or filing a pre-market approval application with the FDA. If the FDA requires pre-market review, there can be no assurance that our tests will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by and the regulatory requirements of the FDA, for example registration and listing and medical device reporting, and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA pre-market review of our tests if we determine that doing so would be appropriate.

We cannot predict the ultimate timing or form of final FDA guidance or regulations addressing LDTs and the potential impact on our diagnostic tests, our diagnostic tests in development or the materials used to perform our tests. While we expect to qualify all materials used in our tests according to CLIA regulations, we cannot be certain that the FDA will not enact rules or guidance documents which could impact our ability to purchase certain materials necessary for the performance of our tests, such as products labeled for research use only. Should any of the reagents obtained by us from suppliers and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

If we are required to conduct additional clinical studies prior to selling our metastatic breast cancer diagnostic test or launching any other tests we may develop, those clinical studies could result in delays or failure to obtain necessary regulatory approvals, which could harm our business.

If the FDA decides to regulate our diagnostic tests, it may require additional pre-market clinical testing before clearing or approving our diagnostic tests for commercial sales. Such pre-market clinical testing could delay the commencement or completion of clinical testing, significantly increase our test development costs, delay commercialization of any future tests, and potentially interrupt sales of our tests. Although, we plan on performing our future clinical studies at such FDA standards, there is no assurance that such clinical studies will meet certain FDA standards. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical studies may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical studies may be delayed due to access to adequate tissue samples and corresponding clinical data, insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. Moreover, the clinical trial process may fail to demonstrate that our breast cancer tests and our planned future tests are effective for the proposed indicated uses, which could cause us to abandon a test candidate and may delay development of other tests.

We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical studies, which might increase the cost and complexity of our studies. We may also depend on clinical investigators, medical institutions, academic institutions and contract research organizations to perform the studies. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical studies may have to be extended, delayed, repeated or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our tests. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our tests, or to achieve sustained profitability.

Testing of potential products may be required and there is no assurance of FDA or any other regulatory approval.

The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of both therapeutic and diagnostic biomedical products, through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or more and varies substantially based upon the type, complexity, and novelty of the product. The effect of government regulation and the need for FDA approval may be to delay marketing of new products for a considerable period of time, to impose costly procedures upon our activities, and to provide an advantage to larger companies that compete with us. There can be no assurance that FDA or other regulatory approval for any products developed by us will be granted on a timely basis or at all. Any such delay in obtaining, or failure to obtain, such approvals would materially and adversely affect the marketing of any contemplated products and the ability to earn product revenue. Further, regulation of manufacturing facilities by state, local, and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on our ability to utilize any of our technologies, thereby adversely affecting our operations. Human diagnostic and pharmaceutical products are subject to rigorous preclinical testing and clinical studies and other approval procedures mandated by the FDA and foreign regulatory authorities. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate United States and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources. In addition, these requirements and processes vary widely from country to country. Among the uncertainties and risks of the FDA approval process are the following: (i) the possibility that studies and clinical studies will fail to prove the safety and efficacy of the product, or that any demonstrated efficacy will be so limited as to significantly reduce or altogether eliminate the acceptability of the product in the marketplace, (ii) the possibility that the costs of development, which can far exceed the best of estimates, may render commercialization of the drug marginally profitable or altogether unprofitable, and (iii) the possibility that the amount of time required for FDA approval of a product may extend for years beyond that which is originally estimated. In addition, the FDA or similar foreign regulatory authorities may require additional clinical studies, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in FDA policy and the establishment of additional regulations during the period of product development and FDA review. Similar delays or rejections may be encountered in other countries.

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We plan to obtain a certificate of accreditation under CLIA to perform testing. Once approved, to renew the certificate of accreditation, we will be subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our laboratory outside of the renewal process. The failure to comply with CLIA requirements can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA certificate of accreditation, as well as a directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit and/or criminal penalties. We must maintain CLIA compliance and certification to be eligible to bill for tests provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanctions, our business and reputation could be harmed. Even if it were possible for us to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so. Additionally, we will seek to have our laboratory accredited by the College of American Pathologists, or CAP, one of six CLIA-approved accreditation organizations.

In addition, our laboratory is located in Boston, Massachusetts and is required by state law to have a Massachusetts state license; as we expand our geographic focus, we may need to obtain laboratory licenses from additional states.

In addition, we need to have licenses from other states including the states of California, New York, Pennsylvania, Florida, Maryland and Rhode Island among others to test specimens from patients in those states or received from ordering physicians in those states. Other states may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions if we seek to expand international distribution of our tests outside the United States.

If we were to lose our CLIA certification, appropriate state license(s) or CAP accreditation, whether as a result of a revocation, suspension or limitation, we would no longer be able to sell our metastatic breast cancer diagnostic test, or other diagnostic tests, which would significantly harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states.

We are subject to other regulations by both the federal government and the states in which we conduct our business, including:

•	Medicare billing and payment regulations applicable to clinical laboratories;

•	the federal Medicare and Medicaid Anti-kickback Law and state anti-kickback prohibitions;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;

•	the federal Health Insurance Portability and Accountability Act of 1996;

•	the Medicare civil money penalty and exclusion requirements; and

•	the federal civil and criminal False Claims Act.

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

The development, manufacturing, pricing, sales, and reimbursement of our products, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States and numerous entities outside of the United States. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices, we cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, including suspension or termination of clinical studies, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of products from the market, significant fines, or other sanctions or litigation.

Risks Related to Intellectual Property

If we are unable to protect our intellectual property, we may not be able to compete effectively.

We rely upon a combination of patents, patent applications, trade secret protection, and confidentiality agreements to protect the intellectual property related to our technologies, products and services. Our success will depend in part on our ability to obtain or license patents and enforce patent protection of our products and licensed technologies, as well as the ability of the Licensors to enforce patent protection covering the patents which we license pursuant to the License Agreement, Second License Agreement, the 2014 Alternative Splicing License Agreements, and the Antibody License Agreement or other such license agreements we may enter into both in the United States and other countries to prevent our competitors from developing, manufacturing and marketing products based on our technology.

The patent positions of diagnostic companies, such as us, are generally uncertain and involve complex legal and factual questions. We will be able to protect our licensed intellectual property rights from unauthorized use by third parties only to the extent that our licensed technologies are covered by any valid and enforceable patents or are effectively maintained as trade secrets. We could incur substantial costs in seeking enforcement of any eventual patent rights against infringement, and we cannot guarantee that patents that we obtain or in-license will successfully preclude others from using technology that we rely upon. We have applied and intend to apply for patents in the United States and other countries covering our technologies and therapies as and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. We cannot predict the breadth of claims that maybe allowed and issued in patents related to biotechnology applications. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. For example, methods of treating humans are not patentable in many countries outside of the United States.

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

To the extent patents have been issued or may be issued, we do not know whether these patents will be subject to further proceedings that may limit their scope, provide significant proprietary protection or competitive advantage, or cause them to be circumvented or invalidated. Furthermore, patents that have or may issue on our or the Licensors patent applications may become subject to dispute, including interference, reissue or reexamination proceedings in the United States, or opposition proceedings in foreign countries. Any of these proceedings could result in the limitation or loss of rights.

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

Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensors were the first to make the invention claimed in our owned and licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted on September 16, 2011, the United States has moved to a first to file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address any of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We license technology necessary to develop our products from third parties. For example, we license technology from MIT, Einstein, Cornell and IFO-Regina located in Rome, Italy, that we use in our diagnostic tests and that we use to develop additional tests. In return for the use of a third party’s technology, we have agreed to pay the licensors royalties based on sales of our products. Royalties are a component of cost of product revenues and impact the profit margin from sales of our test. We may need to license other technology to commercialize our products and future products.

Our liquidity issues in the past have sometimes caused a delay in payment under our existing license agreements. Our business may suffer if we are unable to meet our obligations, financial or otherwise, under our existing license agreements and if these licenses terminate, if the licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary additional licenses on acceptable terms.

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We employ certain individuals who were previously employed at universities, medical institutions, other diagnostic and biotechnology companies, including potential competitors. Although we try to ensure that our employees, consultants, and independent contractors do not use the proprietary information or know-how of others in their work for us, and we are not currently subject to any claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties, we may in the future be subject to such claims. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

Although we are not currently experiencing any claims challenging the inventorship of our licensed patents, or ownership of our intellectual property, we may in the future be subject to claims that former employees, collaborators or other third parties have an interest in our licensed patents, future patent applications or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our products or services including clinical studies. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other diagnostic and biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the diagnostic and biopharmaceutical industry involves both technological and legal complexity. Therefore, obtaining and enforcing diagnostic and biotechnology patents is costly, time consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on products and services in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Our collaborators may assert ownership or commercial rights to inventions we develop from our use of the biological materials, which they provide to us, or otherwise arising from the collaboration.

We collaborate with several institutions, universities, medical centers, physicians and researchers in scientific matters and expect to continue to enter into additional collaboration agreements. We do not have written agreements with certain of such collaborators, or the written agreements we have do not cover intellectual property rights. Also, we rely on numerous third parties to provide us with tissue samples and biological materials that we use to develop tests. If we cannot successfully negotiate sufficient ownership and commercial rights to any inventions that result from our use of a third party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s samples, or data developed in a collaborator’s study, we may be limited in our ability to capitalize on the market potential of these inventions or developments.

Risks Related to our Securities

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general and the market for OTC or “bulletin board” quoted stocks in particular. Market prices for securities of early-stage life sciences and healthcare companies have historically been particularly volatile Some of the factors that may materially affect the market price of our common stock are beyond our control, such as include, but are not limited to:

•	progress, or lack of progress, in developing and commercializing our current tests and our planned future cancer diagnostic tests;

•	favorable or unfavorable decisions about our tests from government regulators, insurance companies or other third-party payers;

•	our ability to recruit and retain qualified research and development personnel;

•	changes in investors’ and securities analysts’ perception of the business risks and conditions of our business;

•	changes in our relationship with key collaborators;

•	changes in the market valuation or earnings of our competitors or companies viewed as similar to us;

•	changes in key personnel

•	depth of the trading market in our common stock;

•	termination of the lock-up agreements or other restrictions on the ability of our existing stockholders to sell shares after our initial public offering;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the granting or exercise of employee stock options or other equity awards;

•	realization of any of the risks described under this section entitled “Risk Factors”; and

•	general market and economic conditions.

In addition, the equity markets have experienced significant price and volume fluctuations that have affected the market prices for the securities for a number of reasons, including reasons that may be unrelated to our business or operating performance. These broad market fluctuations may result in a material decline in the market price of our common stock and you may not be able to sell your shares at prices you deem acceptable. In the past, following periods of volatility in the equity markets, securities class action lawsuits have been instituted against public companies. Such litigation, if instituted against us, could result in substantial cost and the diversion of management attention.

We cannot assure you that our common stock will become liquid or that it will be listed on a national securities exchange.  In addition, there may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

Currently, our common stock trades on the OTCQB venture stage marketplace for early stage and developing U.S. and international companies. Investors may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, by law, various requirements would be imposed on broker-dealers who sell its securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. In addition, there is currently only a limited public market for our common stock and there can be no assurance that a trading market will develop further or be maintained in the future.

We anticipate listing our common stock on a national securities exchange, such as the NASDAQ Stock Market, however we cannot make any assurances that we satisfy the listing requirements of such national securities exchange, including, but not limited to:

•	closing or bid price requirements;

•	stockholders’ equity requirement

•	market value of publicly held shares;

•	number of shareholders;

•	number of market makers; and

•	market value of listed securities;

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

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

Sales of substantial amounts of our common stock, or the perception that these sales may occur, could materially and adversely affect the price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.  As of May 21, 2015, we had 27,630,052 shares of common stock issued and outstanding, of which 24,114,120 are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act of 1933, as amended. In addition, as of May 21, 2015, we had outstanding options to purchase 3,210,000 shares of our common stock and outstanding warrants to purchase 11,823,221 shares of our common stock. Shares issued upon the exercise of stock options and warrants will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock

In the future, we also may issue our securities if we need to raise additional capital. The number of new shares of our common stock issued or issuable in connection with raising additional capital could constitute a material portion of the then-outstanding shares of our common stock.

Because we became a public company by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse takeover.” Securities analysts of major brokerage firms may not provide coverage of our securities since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the OTCQB venture stage marketplace and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Further, there are significant corporate governance and executive compensation related provisions in the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in 2010, that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as regulatory and governing bodies provide new guidance. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Additionally, we may be subject to increased corporate governance requirements in connection with the listing of our common stock on a national securities exchange, such as the NASDAQ Stock Market or NYSE Market, which may lead to additional compliance costs and impact the manner in which we operate our business.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. In addition, under current SEC rules, we may be required to obtain an attestation from our independent registered public accounting firm as to our internal control over financial reporting for our annual report on Form 10-K covering our next fiscal year. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

Our common stock is considered “penny stock”.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore may be a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect your ability to sell shares.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

Our common stock trades on the OTCQB venture stage marketplace for early stage and developing U.S. and international companies. OTCQB securities and other “bulletin board” securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCQB and other bulletin board” reporting requirements are less stringent than those of national securities exchanges, including the NASDAQ Stock Market.

Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the rate of adoption and/or continued use of our current tests and our planned future tests by healthcare practitioners;

•	variations in the level of expenses related to our development and commercialization programs;

•	addition or reduction of resources for product commercialization;

•	addition or termination of clinical validation studies and clinical utility studies;

•	any intellectual property infringement lawsuit in which we may become involved;

•	third party payor determinations affecting our tests; and

•	regulatory developments affecting our tests.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

Because we do not expect to pay cash dividends to our common stock holders for the foreseeable future, you must rely on appreciation of our common stock price for any return on your investment. Even if we change that policy, we may be restricted from paying dividends on our common stock.

We do not intend to pay cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial performance, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, you will have to rely on capital appreciation, if any, to earn a return on your investment in our common stock. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Cumulative dividends on the shares of Series B Preferred Stock shall accrue at the rate of 8% of the Stated Value per annum, payable quarterly, on March 31, June 30, September 30, and December 31 of each year, commencing on March 31, 2015. Dividends are payable in additional shares of Series B Preferred Stock valued at the Stated Value or in cash at our sole option.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Our ability to utilize our federal net operating loss, carryforwards and federal tax credits may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if an “ownership change,” as defined by Section 382 of the Code, occurs. If we have experienced an “ownership change” at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. In addition, future changes in our stock ownership (including in connection with this or future offerings, as well as other changes that may be outside of our control), may trigger an “ownership change” and, consequently, limitations under Sections 382 and 383 of the Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. As of February 28, 2015, we had federal net operating loss tax credit carryforwards of approximately $12.8 million, which could be limited if we have experienced or do experience any “ownership changes.” We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple “ownership changes” since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because early-stage life sciences and diagnostic companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

We maintain our executive office space and diagnostic laboratory at 27 Drydock Ave., 2nd Floor, Boston, Massachusetts, 02210. On August 28, 2014, we entered into a lease agreement for our diagnostic laboratory and office space located in Boston, MA. The term of the lease is for two years, from September 1, 2014 through August 31, 2016, and the basic rent payable thereunder is $10,280 per month for the first year and $10,588 per month for the second year. Additional monthly payments under the lease agreement shall include tax payments and operational costs. Additionally, we paid a $40,000 security deposit in connection with entering into the lease.

Effective March 1, 2015, we entered into a lease agreement for a short-term office space in New York, New York.  The term of the lease is month-to-month and may be terminated upon twenty-one (21) days’ notice. The basic rent payment is $1,400 per month and we paid a $2,100 security deposit in connection with entering into the lease

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

Market Price Information for our Common Stock

Our common stock is quoted on the OTCQB venture stage marketplace under the symbol “MTST.” The following table sets forth the high and low bid information for our common stock for the two most recent fiscal years. The OTCQB quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock
	High	Low
March 1, 2013 through May 31, 2013	$3.50	$2.43
June 1, 2013 through August 31, 2013	$2.60	$1.50
September 1, 2013 through November 30, 2013	$1.79	$1.30
December 1, 2013 through February 28, 2014	$1.91	$1.33
March 1, 2014 through May 31, 2014	$1.60	$0.88
June 1, 2014 through August 31, 2014	$1.36	$0.56
September 1, 2014 through November 30, 2014	$0.84	$0.41
December 1, 2014 through February 28, 2015	$0.70	$0.39

On May 21, 2015, the last reported price for our common stock on the OTCQB was $0.34.

Number of Record Holders of Our Common Stock

As of May 21, 2015, we had 27,630,052 shares of our common stock outstanding and 140 holders of record of our common stock.  The number of record holders was determined from our records and the records of our transfer agent.

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

Cumulative dividends on the shares of Series B Preferred Stock shall accrue at the rate of 8% of the Stated Value per annum, payable quarterly, on March 31, June 30, September 30, and December 31 of each year, commencing on March 31, 2015. Dividends are payable in additional shares of Series B Preferred Stock valued at the Stated Value or in cash at our sole option.

Securities Authorized for Issuance Under Equity Compensation Plans

We have an aggregate of 3,116,789 shares currently authorized for issuance under the 2012 Incentive Plan.  On January 29, 2015, the board of directors unanimously approved amending the 2012 Incentive Plan to increase the number of authorized shares of common stock reserved for issuance under the 2012 Incentive Plan as follows:

•
the aggregate number of shares of common stock that may be issued under the 2012 Incentive Plan shall not exceed fifteen percent (15%) of the issued and outstanding shares of common stock on an as converted primary basis (the “As Converted Primary Shares”) on a rolling basis. For calculation purposes, the As Converted Primary Shares shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2012 Incentive Plan. The number of authorized shares of common stock reserved for issuance under the 2012 Incentive Plan shall automatically be increased concurrently with the Company’s issuance of fully paid and non- assessable shares of As Converted Primary Shares. Shares shall be deemed to have been issued under the 2012 Incentive Plan solely to the extent actually issued and delivered pursuant to an award.

 The amendment to the 2012 Incentive Plan will need to be ratified by shareholders in order to go into effect.

Equity Compensation Plan Information as of February 28, 2015*
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,210,000	$1.71	446,227
Total	2,210,000	$1.71	446,227

* Does not include 460,562 restricted shares of common stock issued under the 2012 Incentive Plan, of which 307,549 have vested and 153,013 are subject to milestone vesting.

Additionally, as of February 28, 2015, outside of the 2012 Incentive Plan, we have issued an aggregate of 600,000 stock options with a strike price of $1.10 per share and an aggregate of 524,805 restricted shares of common stock, of which 310,000 shares have vested and 214,805 are subject to milestone vesting.

Recent Sales of Unregistered Securities

Effective March 1, 2015, the Company entered into a consulting agreement with a consultant to provide internal investor relations activities and external investor relations support. In connection with entering into this agreement, the Company issued the consultant stock options to purchase an aggregate of 100,000 shares of Common Stock with a strike price of $0.75 per share. The stock options have certain vesting milestones and were issued outside of the 2012 Incentive Plan.

Effective March 10, 2015, the Company entered into a consulting agreement with a consultant to provide consulting and advisory services to the Company and the Board of Directors. In connection with entering into this agreement, the Company issued an aggregate of 120,000 fully vested shares of Common Stock to the consultant for services.

Effective April 1, 2015, the Company entered into an agreement with an investor relations firm to provide investor relations and online media services. The initial term of the agreement is three (3) months. Per the terms of the agreement, the Company shall issue the consultant 100,000 shares of Common Stock per month for services to be provided. The Company issued 100,000 shares upon signing of the agreement, and an additional 100,000 shares of Common Stock for the second month of the initial term. The consultant has agreed not to sell or dispose the shares before December 31, 2015.

On May 18, 2015, the Board approved the issuance of 300,000 stock options for each of the four independent members of our Board. The options were issued outside of the 2012 Incentive Plan. The options will vest annually as follows based upon each Board member continued Board service:  100,000 options will vest at the one-year anniversary; 100,000 will vest at the two-year anniversary; and 100,000 will vest at the three-year anniversary of the issuance date. The options have a strike price of $0.39 per share.

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

Business Overview

We are a pre-commercial molecular diagnostic company focused on the development and commercialization of novel diagnostics to provide physicians and patients actionable information regarding the risk of systemic metastasis.  We believe cancer treatment strategies can be personalized and outcomes improved through new diagnostic tools that identify the aggressiveness and metastatic potential of primary tumors.

Systemic metastasis, cancer that spreads from a primary tumor through the bloodstream to other areas of the body, is responsible for approximately 90% of all solid tumor cancer related deaths. However, based on management estimates, only approximately 30-35% of breast cancers and 15% of prostate cancer tumors are biologically capable of metastatic spread yet the majority of these patients are treated with aggressive therapies that could be modified or eliminated if the true biologic nature (metastatic potential) of the disease could be identified.

We are developing two epigenetic-based diagnostic assays, which we intend to offer as a laboratory service available through our clinical reference laboratory located in Boston, Massachusetts. In 2015, we intend to seek accreditation of our clinical reference laboratory under the CLIA and licensing from the state of Massachusetts. Following CLIA certification we plan to seek accreditation from CAP and the necessary state licenses from California, New York, Pennsylvania, Florida, Maryland and Rhode Island among others.

The MetaSite Breast™ test is applicable for early stage breast cancer patients and the MenaCalc™ test is a platform technology that is broadly applicable to many epithelial-based cancers, including breast, prostate, lung, and colorectal. These four cancer indications collectively account for over 50% of all new cancer cases in the U.S. Initially, we will target the breast cancer diagnostic market which we believe has an addressable patient population of 186,136 patients followed by prostate cancer, NSCLC, and CRC for a total addressable population of 559,712 patients.
Both our MetaSite Breast™ and MenaCalc™ diagnostic product candidates are designed to accurately stratify patients based on their individual risk of metastasis and to allow oncologists to better "customize" cancer treatment decisions by positively identifying patients with a high-risk of metastasis who need aggressive therapy and by sparing patients with a low-risk of metastasis from the harmful side effects and expense of chemotherapy.

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

The ASET License Agreement calls for certain customary payments, such as annual license maintenance payments ranging from $5,000 to $25,000, and milestone payments upon the achievement of specified regulatory and sales milestones.  The ASET License Agreement also requires the payment by ASET of a low single-digit royalty on net sales, at such time, if ever, as ASET’s products are fully developed, receive the required regulatory approvals and are commercialized.

We determined that ASET meets the criteria for variable interest entities (“VIEs”), which are entities in which equity investors lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary.

The primary beneficiary is the party who has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. We determined that the Company is not the primary beneficiary of ASET based primarily on the facts that we do not have the power to direct ASET’s operations nor do we have any obligation to absorb ASET losses.  As a result, ASET has not been consolidated by the Company based on our determination that the Company is not the primary beneficiary.

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

Going Concern

Since our inception, we have generated significant net losses. As of February 28, 2015, we had an accumulated deficit of $18,723,149. We incurred net losses of $7,995,474 and $5,365,196 for the years ended February 28, 2015 and 2014, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, and to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

Subsequent to February 28, 2015, we completed additional closings of the Series B Private Placement, whereby we received gross cash proceeds of $2,112,750. See Footnote 16 – Subsequent Events for more details regarding this transaction.

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through October 2015, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, the ability of us to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations and could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in this Form 10-K for the year ended February 28, 2015. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

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

Detachable warrants issued in conjunction with debt are measured at their relative fair value, if they are determined to be equity instruments, or their fair value, if they are determined to be liability instruments, and recorded as a debt discount.  Conversion features that are in the money at the commitment date constitute beneficial conversion features that are measured at their intrinsic value and are recognized as debt discount. Debt discount is amortized as accretion expense over the maturity period of the debt using the effective interest method. Any contingent beneficial conversion feature would be recognized when and if the contingent event occurs based on its intrinsic value at the commitment date.

Financial Operations Overview

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs and other professional and administrative costs.

Research and Development Expenses

The majority of the research and development expenses were focused on the research and development of the MetaSite Breast™ test. The remaining research and development expenses represent costs incurred to develop our MenaCalc™ platform of diagnostic assays in breast, prostate, NSCLC and CRC cancers and research on our therapeutic platform, which was sublicensed to ASET pursuant to the ASET License Agreement.

We charge all research and development expenses to operations as they are incurred. All potential future product programs, apart from the MetaSite Breast™ test, are in the clinical research and development phase, and the earliest we expect another cancer indication to reach the commercialization stage is 2017.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development programs or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product.

Results of Operations

Comparison of the Years Ended February 28, 2015 and February 28, 2014

Revenues.  There were no revenues for the years ended February 28, 2015 and February 28, 2014, respectively, because we have not yet commercialized any of our function-based diagnostics assays.

General and Administrative Expenses. General and administrative expenses totaled $3,524,901 for the year ended February 28, 2015 as compared to $3,526,863 for the year ended February 28, 2014. This represents a decrease of $1,962 for the year ended February 28, 2015 over the year ended February 28, 2014. This decrease was due in part to a decrease in share-based compensation that was offset by an increase in costs for employee salaries, legal, including intellectual property, accounting and other professional and consulting costs. General and administrative expenses included share-based compensation of $1,205,871 and $1,652,584 for the years ended February 28, 2015 and February 28, 2014, respectively, and warrants issued for services of $0 and $42,993 for the years ended February 28, 2015 and February 28, 2014, respectively.

Research and Development Expenses.  Research and development expenses were $1,266,158 for the year ended February 28, 2015 as compared to $824,336 for the year ended February 28, 2014. This represents an increase of $441,822 for the year ended February 28, 2015 over the year ended February 28, 2014.  This increase resulted primarily from the opening and continued operations of our diagnostic laboratory in Boston, MA including employee salaries, other professional and consulting costs and consumables, partially offset by a decrease of share-based compensation. Research and development expenses included share-based compensation of $128,000 for the year ended February 28, 2015 as compared to $294,188 for the year ended February 28, 2014.

Other Expenses (Income). Other expenses (income) amounted to $3,204,415 for the year ended February 28, 2015 and primarily consisted of $2,324,759 beneficial conversion feature, $539,319 of accretion expense and $95,019 of interest expense, all related to the convertible promissory notes, and $118,300 change in fair value of warrant liability. Other expenses (income) amounted to $1,013,997 for the year ended February 28, 2014 and consisted of $829,969 of accretion expense, $137,098 of interest expense, and $32,853 loss on extinguishment of debt, all related to convertible promissory notes.

Net Loss. As a result of the factors described above, we had a net loss of $7,995,474 for the year ended February 28, 2015 as compared to $5,365,196 for the year ended February 28, 2014.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of February 28, 2015, we had an accumulated deficit of $18,723,149.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and commercialization expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock, preferred stock and convertible promissory notes. Through February 28, 2015, we had received gross proceeds of $6,389,916 through the sale of common stock, Series A Preferred stock and warrants to investors and $3,457,000 from the sale of convertible promissory notes and warrants.  As of February 28, 2015, we had cash and cash equivalents of $257,820 and debt of $269,641 related to our capital lease. As of February 28, 2015, we had issued and outstanding warrants to purchase 8,707,724 shares of our common stock at a weighted average exercise price of $1.19, which could result in gross proceeds to us of $10,337,893 if all outstanding warrants were exercised for cash.  Additionally, in connection with the closings of the Series B Preferred Private Placement between December 31, 2014 and March 31, 2015, we raised aggregate gross proceeds of $3,388,250 through the issuance of Series B Preferred stock and warrants.

          Cash Flows

As of February 28, 2015, we had $257,820 in cash and cash equivalents compared to $483,408 on February 28, 2014.

Net cash used in operating activities was $3,584,825 for the year ended February 28, 2015 compared to $2,199,534 for the year ended February 28, 2014. The increase in cash used of $1,385,291 was due to increased spending in general and administrative and research and development expenses and the payment of a refundable deposits.

Net cash provided by investing activities was $1,148,566 for the year ended February 28, 2015 compared to $(172,724) for the year ended February 28, 2014. This increase of $1,321,290 was attributed to proceeds from the sale of marketable securities acquired in an equity financing. For the rest of this fiscal year 2016 and beyond, as we grow our corporate operations, expand research and development activities and add capacity in our laboratory, we expect to incur increased net cash flows used in investing activities.

Net cash provided by financing activities during the year ended February 28, 2015 was $2,210,671, compared to $1,886,478 for the year ended February 28, 2014. Financing activities consisted of the sale of common stock (and/or preferred stock) and warrants and convertible promissory notes and warrants, and payments for convertible debt, short-term notes and capital lease obligations for the year ended February 28, 2015 and sale of convertible promissory notes and warrants, and payments for short-term notes and debt for the year ended February 28, 2014.

Capital Raising Requirements

Pursuant to the outstanding License Agreement, and the Second License Agreement, we are required to meet certain capital raising or financing requirements beginning on the first anniversary of the effective date of the License Agreement, or August 26, 2011.  These capital raising requirements are inclusive for all the license agreements.  We must meet the following conditions:

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

Subsequent Events

Series B Private Placement

On March 27, 2015, the Company entered into an amended and restated securities purchase agreement (the “A&R Purchase Agreement”) with a number of new and existing accredited and institutional investors, which A&R Purchase Agreement amended and restated the securities purchase agreement dated as of December 31, 2014. Pursuant to the A&R Purchase Agreement, the Company sold an aggregate of $3,388,250 of its shares of Series B Preferred Stock convertible into common stock at $0.55 per share.

In addition, pursuant to the A&R Purchase Agreement, the Company issued amended and restated Series A Warrants, which amended and restated the Series A Warrants issued on December 31, 2014, to purchase up to an aggregate of 4,620,341 shares of common stock at an initial exercise price per share of $0.70. The Series A Warrants expire on March 31, 2020.

Pursuant to the A&R Purchase Agreement, the Company completed closings of the Series B Private Placement on March 27 and March 31, 2015, whereby the Company issued an aggregate of 387.4088 shares of Series B Preferred Stock convertible into 3,874,088 shares of common stock and Series A Warrants to purchase up to 2,905,568 shares of common stock for an aggregate purchase price of $2,130,750, of which $18,000 was paid through the conversion of accrued liabilities to a Company consultant.

In connection with the above issuances, the Company paid to placement agents an aggregate cash fee of $121,300 and issued an aggregate of 309,927 placement agent warrants. The placement agent warrants shall have the same terms as the Series A Warrants. Additionally, the Company paid certain expenses totaling $26,150 to the placement agents and their legal counsel.

Along with the A&R Purchase Agreement, we entered into an amended and restated registration rights agreement with the Series B Preferred Stock investors.  If the Company does not file a registration statement within 30 days of the final closing of the Series B Private Placement to register the shares of common stock underlying the Series B Preferred Stock and the warrants, it will be subject to late registration payments to be paid to the Series B Preferred Stock investors.  This registration statement was filed on April 10, 2015.

Contractual Obligations

As of February 28, 2015, we had the following contractual commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
License Agreement	$525	$50	$275	$200	$(1)

Second License Agreement	$455	$30	$225	$200	$(2)

Alternative Splicing Diagnostic License Agreements (3)	$228	$15	$113	$100	$(4)

Antibody License Agreement	$100	$10	$50	$40	$(5)

Lease Agreement (6)	$188	$124	$64	$-	$-

Health Care Equipment Funding (7)	$308	$123	$185	$-	$-

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

(3)	No annual license maintenance fee payments are due on the Alternative Splicing Therapeutic License Agreement so as long as the Alternative Splicing Diagnostic License Agreement is in effect.

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

(6)	Only includes basic rent payments. Additional monthly payments under the lease agreement shall include tax payments and operational costs.

(7)
Includes thirty-four (34) monthly payments of $10,260.  Does not include a down payment of $20,520 for months thirty-five (35) and thirty-six (36) and a security deposit of $238,952, which will be refunded to the Company in three equal installments upon the payment of the twelfth (12), the twenty-fourth (24) and the thirty-sixth (36) monthly payments.

Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  We have satisfied all license maintenance payments due through February 28, 2015. We are required to make payments of $50,000 in 2015, $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

Pursuant to the Second License Agreement, we are required to make annual license maintenance fee payments beginning on January 3, 2013.  We have satisfied all license maintenance payments due through February 28, 2015. We are required to make additional payments of $30,000 in 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

We paid a license-signing fee of $15,000 in connection with entering into the Alternative Splicing Diagnostic License Agreement and a license-signing fee of $5,000 in connection with entering into the Alternative Splicing Therapeutic License Agreement.  Pursuant to these agreements, we are required to make annual license maintenance fee payments for each license beginning on January 1, 2015.  We have satisfied the license maintenance payment of $10,000 for 2015.  We are required to make additional payments of $15,000 in 2016, $25,000 in 2017, $37,500 in 2018, and $50,000 in 2019 and every year each license is in effect thereafter.  On November 25, 2014, we entered into the ASET License Agreement with ASET who will assume responsibility for payment of half of the annual license maintenance fees as long as the Alternative Splicing Diagnostic License Agreement remains in effect. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year. No annual license maintenance fee payments are due on the Alternative Splicing Therapeutic License Agreement so as long as the Alternative Splicing Diagnostic License Agreement is in effect.

We paid a license-signing fee of $10,000 in connection with entering into the Antibody License Agreement and are required to make license maintenance fee payments beginning on January 1, 2015.  We have satisfied the license maintenance payment of $5,000 for 2015. We are required to make additional payments of $10,000 in 2016, $15,000 in 2017, $15,000 in 2018, and $20,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

Pursuant to the Memorandum of Understanding between the Company and ASET (as assignee), as amended (the “MOU”), ASET is obligated to invest an aggregate of $1.25 million in new equity in the Company, $250,000 of which was invested in the Qualified Financing (Note 2) with the balance to be invested in a separate financing or financings on substantially similar terms on or before December 31, 2015.  In the event that ASET does not satisfy its investment obligation, the ASET License Agreement will terminate and the assets will automatically revert back to the Company.  The MOU also required ASET to pay for all costs and expenses of the SUNY Stony Brook facility, up to a maximum of $50,000 per month, until the transfer of such assets under the ASET License Agreement. In addition, ASET agreed to reimburse the Company $150,000 for certain costs incurred at such facility by March 1, 2015. The Company and ASET are currently negotiating a mutually satisfactory extension of the payment terms for this $150,000, which we expect to finalize shortly.

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

Lease Agreements

On August 28, 2014, we entered into a lease agreement for our diagnostic laboratory and office space located in Boston, MA. The term of the lease is for two years, from September 1, 2014 through August 31, 2016, and the basic rent payable thereunder is $10,280 per month for the first year and $10,588 per month for the second year. Additional monthly payments under the lease agreement shall include tax payments and operational costs. Additionally, we paid a $40,000 security deposit in connection with entering into the lease.

Effective March 1, 2015 we entered into a lease agreement for short-term office space in New York, NY.  The term of the lease is month-to-month and may be terminated upon twenty-one (21) days’ notice. The basic rent payment is $1,400 per month and we paid a $2,100 security deposit in connection with entering into the lease.

During the fiscal year ended February 28, 2015, we terminated all other leases, including the drug discovery laboratory in Stony Brook, NY in connection with the ASET License Agreement.

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

We intend to enter into arrangements for the acquisition of additional laboratory equipment, computer hardware and software, including data storage, leasehold improvements and office equipment in the second half of fiscal year 2016 as we prepare for commercialization of our metastatic breast cancer diagnostic. We cannot at this time provide assurances that we will be able to enter into agreements with vendors on terms commercially favorable to us or that we will be able to enter into such arrangements without securing additional financing.

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through October 2015, without raising additional capital. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the recent financing activities. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in reimbursement. We expect that we will receive limited payments for our metastatic breast cancer diagnostic, including the MetaSite Breast™ test billings from the beginning of our marketing efforts into the foreseeable future. As reimbursement contracts with third-party payors are put into place, we expect an increase in the number and level of payments received for our metastatic breast cancer diagnostic, including the MetaSite Breast ™ test billings.

We cannot be certain that any of our future efforts to develop future products will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result.

Our future funding requirements will depend on many factors, including the following:

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

●	the rate of progress and cost of research and development activities associated with expansion of products for breast cancer;

●	the rate of progress and cost of research and development activities associated with products in the research phase focused on lung, prostate and CRC cancers;
●	the cost of acquiring or achieving access to tissue samples and technologies;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the effect of competing technological and market developments;
●	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products; and

●	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter.

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

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of February 28, 2015, we had cumulative net operating loss carryforwards for federal income tax purposes of $12.8 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in the year 2029. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change.” The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Vice President, Finance, of the effectiveness of disclosure controls and procedures as of February 28, 2015. Based upon that evaluation, management, including the Chief Executive Officer and Vice President, Finance, concluded that the design and operation of disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of February 28, 2015.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of February 28, 2015.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

We previously identified and disclosed a material weakness in internal control due to lack of segregation of duties and formal review process as February 28, 2014.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected and corrected on a timely basis.

During fiscal 2015, management has been actively engaged in the implementation of remediation efforts to address the material weakness in controls.  The remediation efforts included engaging third-party resources to supplement the efforts of management in preparing and reviewing the financial reporting and addressing complex accounting matters.

Based upon the action taken and the evaluation of the effectiveness of disclosure controls and procedures as of February 28, 2015, management has concluded that the material weakness described above no longer existed as of February 28, 2015.

Changes in Internal Controls over Financial Reporting.

We have had no changes in internal control over financial reporting during the period ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting have been described above.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Oscar L. Bronsther, M.D., F.A.C.S.	63	Chief Executive Officer, Chief Medical Officer and Director (1)
Daniel H. Schneiderman	37	Vice President of Finance and Secretary
Richard Berman	72	Chairman of the Board of Directors (2)
Johan M. (Thijs) Spoor	43	Director (3)
H. Philip Goodeve	54	Director (4)
Martin J. Driscoll	56	Director (5)
______________
(1)	Appointed as a member of our board of directors on February 27, 2012, effective as of April 7, 2012 and as our Chief Executive Officer on December 21, 2012.
(2)	Appointed as a member and Chairman of our board of directors effective as of October 15, 2014.
(3)	Appointed as a member of our board of directors on February 27, 2012, effective as of April 7, 2012.
(4)	Appointed as a member of our board of directors effective as of October 15, 2014.
(5)	Appointed as a member of our board of directors effective as of March 31, 2015.

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

Richard Berman. Mr. Berman was appointed to our Board of Directors effective as of October 15, 2014. Mr. Berman’s business career spans over 35 years of venture capital, senior management and merger and acquisitions experience. In the past 5 years, Mr. Berman has served as a Director and/or Officer of over a dozen public and private companies. From 2006 to 2011, he was Chairman of National Investment Managers, a company with $12 billion in pension administration assets. Mr. Berman is currently a Director at three other public healthcare companies: Advaxis, Inc., Neostem, Inc., and Cryoport, Inc.  From 2002 to 2010, he was a Director of Nexmed, Inc. (now called Apricus Biosciences,Inc.) where he also served as Chairman and Chief Executive Officer in 2008 and 2009. From 1998-2000, Mr. Berman was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and Chief Executive Officer, and was a Director from 1998-2012. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world in the 1980s by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); helped to create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions (completed over 300 deals). He is a past Director of the Stern School of Business of NYU where he obtained his B.S. and M.B.A. He also has U.S. and foreign law degrees from Boston College and The Hague Academy of International Law, respectively. Mr. Berman’s extensive knowledge of our industry, his role in the governance of publicly held companies and his directorships in other life science companies qualify him to serve as our director.

Johan M. (Thijs) Spoor. Mr. Spoor was appointed to our board of directors on February 27, 2012, effective as of April 7, 2012 and was appointed chairman of the board on December 21, 2012. Mr. Spoor is currently the chief executive officer, president, chairman and director of FluoroPharma Medical Inc., a public biopharmaceutical company. He has held the positions of chief executive officer and president at FluoroPharma since May 2011. Mr. Spoor holds a Nuclear Pharmacy degree from the University of Toronto as well as an M.B.A. from Columbia University with concentrations in finance and accounting. Mr. Spoor previously held the title of CFO for Sunstone BioSciences for the period from February 2010 through September 2010. Prior to joining Sunstone BioSciences, he worked as a consultant at Oliver Wyman from December 2008 through February 2010.  He has also been an equity research analyst at J.P. Morgan and Credit Suisse covering the biotechnology and medical device industries. Prior to his career on Wall Street, Mr. Spoor worked in the pharmaceutical industry, spending 11 years with Amersham / GE Healthcare where he worked in seven countries in a variety of operational, commercial and strategic roles. Mr. Spoor’s background in nuclear pharmacy, finance and accounting and as a healthcare research analyst, as well as his experience at both large and small healthcare companies, provides him with a broad familiarity of the range of issues confronting a developing biotechnology company, which makes him a qualified member of our board of directors.

H. Philip Goodeve. Mr. Goodeve was appointed to our board of directors effective as of October 15, 2014.  Mr. Goodeve has over 25 years of experience in the global capital markets and has been a corporate finance consultant since 2009. He has led over 100 change of control transactions, 10 IPOs and 15 turnarounds. Most recently, Mr. Goodeve was CFO of FINCA International Inc., one of the largest microfinance banking groups in the world, with operations in 21 countries. Mr. Goodeve served as CFO of CroMedica International Inc., one of the largest providers in the world of clinical trial management services to biotech and pharmaceutical companies, were he successfully executed a corporate turnaround and sale of the firm. Amongst other prior roles prior, Mr. Goodeve was the Global Co-Head of Financial Services Investment Banking for CIBC Capital Markets. Mr. Goodeve also currently serves as Chairman of the Board of Integral Securities in Canada, and he has served on numerous other public and private company boards. Mr. Goodeve’s experience in the global capital markets provides a valuable perspective to our board of directors on strategy, competitive industry dynamics and capital markets transactions. Mr. Goodeve earned his Master of Business Administration from Harvard Business School and an Honors Bachelor of Commerce from Queen’s University.  Mr. Goodeve’s experience in the global capital markets provides a valuable perspective to our board of directors on strategy, competitive industry dynamics and capital markets transactions.

Martin J. Driscoll.  Mr. Driscoll was appointed to our board of directors effective as of March 31, 2015. Mr. Driscoll has more than thirty years of experience in the biopharmaceutical industry. Since November 2010, Mr. Driscoll has been the president and chief executive officer of Asmacure Ltée, a venture-backed clinical-stage biopharmaceutical company based in Québec (Canada) that is focused on the development of small molecule cholinergic receptor modulators for the treatment of pulmonary diseases. From March 2008 to November 2010, Mr. Driscoll was the chief executive officer at Javelin Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company focused on the development of acute care pain products. Mr. Driscoll has also been a director of Javelin Pharmaceuticals since June 2006. Earlier in his career, Mr. Driscoll spent eighteen years at Schering-Plough where he held various global general management positions, including leadership of the company’s largest division, Key Pharmaceuticals. Following his tenure at Schering-Plough, Mr. Driscoll held senior management positions at ViroPharma and Reliant Pharmaceuticals. In addition, Mr. Driscoll co-founded a women’s healthcare company named Pear Tree Pharmaceuticals focused on the development of novel compounds for the treatment of various conditions affecting post-menopausal women. Mr. Driscoll received a B.S. from the University of Texas. Mr. Driscoll’s extensive knowledge of our industry and his executive roles and directorships in other life science companies qualify him to serve as our director.

Scientific and Clinical Advisory Board

Effective as of October 24, 2012, the board of directors formally established a Scientific Advisory Board whose primary responsibilities include advising our management and the board on the long-term direction of our scientific and research goals and a Clinical Advisory Board whose primary responsibilities include advising our management and the Board on the most efficient translation of our scientific and research discoveries to clinical practice. In November 2014, we reconstituted the Scientific and Clinical Advisory Board and are currently finalizing new Scientific and Clinical Advisory Board consulting contracts, which we anticipate entering into shortly. The Scientific and Clinical Advisory Board members are Gabriel N. Hortobagyi, M.D., FACP, George W. Sledge, Jr., M.D. and Frank Gertler, Ph.D., John S. Condeelis, Ph.D. and Thomas Rohan, M.D., Ph.D., Joan Jones, M.D. and Joseph Sparano, M.D.

Gabriel N. Hortobagyi, M.D., FACP. Dr. Hortobagyi serves as professor of medicine and holds the Nellie B. Connally Chair in Breast Cancer, Department of Breast Medical Oncology, Division of Cancer Medicine, The University of Texas MD Anderson Cancer Center.  Dr. Hortobagyi's research includes combination chemotherapy regimens, presurgical chemotherapy, and targeted therapies for all stages of breast cancer.  He has contributed more than 900 articles to scientific journals, authored and co-authored 13 books, and contributed over 140 chapters to textbooks. For his efforts in breast cancer research, Dr. Hortobagyi has received worldwide honors.  In 2001, President Jacques Chirac named him Chevalier of the Order of la Legion d'Honneur de France.  In 2003, Dr. Hortobagyi received the Glen Robbins Award in Breast Cancer Research from the New York Cancer Society and the Metropolitan Breast Cancer Group, and the Bristol-Myers Squibb 2003 Horizon Scientific Award. The Mexican Society of Oncology named him the 2005 World Leader in Oncology. He has also received the Mario Rabinovich prize (2005), the Luigi Castagnetta prize (2006), the Cancer Care Beacon Award (2007), the Civic Cross Jorge Bejarano (2007), the Charles A. LeMaistre Outstanding Achievement Award (2009), the John Mendelsohn Lifetime Scientific Achievement Award (2009), the Jenaro Haddock prize (2011), the Bob Pinedo Award (2011), the Addarii Award (2011), the Jill Rose Award (2012), the William L. McGuire Award (2012) and the Jane Cooke Wright Award from AACR (2013).  Dr. Hortobagyi was elected President of the American Society of Clinical Oncology for the 2006-2007 term.  He was elected honorary member of 14 international societies and received Laurea Honoris Causa from the Universities of Modena and Monterrey.  He is an elected member of the National Academies of Science of Argentina, Hungary and Mexico.

George W. Sledge, Jr., M.D. Dr. George Sledge is Professor and Chief of Medical Oncology at Stanford University Medical Center, as of January 2013.  Dr. Sledge was most recently co-director of the breast cancer program at the Indiana University Cancer Center, where he was a Professor of Medicine and Pathology at the Indiana University Simon Cancer Center.  Dr. Sledge specializes in the study and treatment of breast cancer and directed the first large, nationwide study on the use of paclitaxel to treat advanced breast cancer. His recent research focuses on novel biologic treatments for breast cancer. He has published over 280 articles in medical journals about breast cancer and chaired several nationwide trials involving new breast cancer treatments.  His work spans both laboratory and clinic. Dr. Sledge serves as Editor-in-Chief of the journal Clinical Breast Cancer, and is Past President of the American Society of Clinical Oncology. He served as chairman of the Breast Committee of the Eastern Cooperative Oncology Group from 2002 – 2009, where he led the development of nationwide clinical trials. He has also served as the chair of ASCO’s Education Committee, as a member of the Department of Defense Breast Cancer Research Program’s Integration Panel, as a member of the Food and Drug Administration’s Oncology Drug Advisory Committee (ODAC), and currently as a member of the External Advisory Committee for The Cancer Genome Atlas (TCGA) project. Dr. Sledge was awarded the Hope Funds for Cancer Research 2013 Award of ‘Excellence for Medicine’.  Dr. Sledge was also the recipient of the 2006 Komen Foundation Brinker Award for Scientific Distinction, the 2007 Breast Cancer Research Foundation's Jill Rose Award and was the 2010 recipient of the William L. McGuire Award from the San Antonio Breast Cancer Symposium.

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

Code of Ethics

We adopted a Code of Ethics that applies to all directors, officers and employees. Our Code of Ethics is available on our website at www.metastat.com. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at 27 Drydock Ave., 2nd Floor, Boston, Massachusetts 02210.

Corporate Governance

Board Leadership Structure

Our board of directors (the “Board”) has a chairman, currently Mr. Berman, who has authority, among other things, to call and preside over board meetings, to set meeting agendas and to determine materials to be distributed to the board of directors. Accordingly, the chairman has substantial ability to shape the work of the board of directors.

The positions of chief executive officer and chairman of our Board are held by different persons. The chairman of our Board, Mr. Berman, chairs director and stockholder meetings and participates in preparing their agendas. Dr. Bronsther serves as a focal point for communication between management and the Board between board meetings, although there is no restriction on communication between directors and management. Dr. Bronsther serves as our chief executive officer as well as a member of our Board. We believe that these arrangements afford the other members of our Board sufficient resources to supervise management effectively, without being overly engaged in day-to-day operations.

Mr. Berman serves as lead independent director for our Board, but we believe that our current leadership structure is appropriate, as the majority of our Board is composed of independent directors and each committee of our Board is chaired by an independent director. The Board considers all of its members equally responsible and accountable for oversight and guidance of its activities.

Board Committees

Effective as of October 24, 2012, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee.  Richard Berman, H. Philip Goodeve, and Johan M. (Thijs) Spoor, each independent directors, serves on each committee. Mr. Spoor serves as the Chairman of the Audit Committee and Mr. Berman serves as Chairman of the Nominating and Corporate Governance Committee and the Compensation Committee.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended February 28, 2015, all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner, except that Dr. Bronsther and Mr. Spoor failed to timely file Form 4s with respect to their participation in the private placement of our Series B Preferred Stock on December 31, 2014.

Nominees to the Board of Directors

The Board will consider director candidates recommended by security holders. Potential nominees to the Board are required to have such experience in business or financial matters as would make such nominee an asset to the Board and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Board at the following address: Richard Berman, Chairman of the Board of Directors, MetaStat, Inc., 27 Drydock Ave., 2nd Floor, Boston, MA 02210. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Board, and/or any other method the Board deems appropriate, which may, but need not, include a questionnaire. The Board may solicit or receive information concerning potential nominees from any source it deems appropriate. The Board need not engage in an evaluation process unless (i) there is a vacancy on the Board, (ii) a director is not standing for re-election, or (iii) the Board does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Board may retain search firms to assist in identifying suitable director candidates.

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

Summary Compensation Table
Name and Principal Position	Fiscal Year Ended February, 28	Salary ($)	Bonus ($)		Stock Awards	Option Awards (1) ($)	All Other Compensation ($)	Total ($)

Dr. Oscar L. Bronsther, CEO and Chief Medical Officer	2015	175,000	-		-	-	6,000	181,000
	2014	125,833	68,333		-	210,931	6,000	411,097

Warren C. Lau, Former CFO and President (2)	2015	131,250	-		115,500	-		246,750
	2014	175,000	-		-	105,466	-	280,466

Daniel H. Schneiderman, Vice President, Finance	2015	141,666		-	15,400	184,001	-	341,067
	2014	122,583	14,451		-	105,466	-	242,500

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	Warren C Lau’s employment contract, as amended, expired July 15, 2014 and was not renewed by the parties. 2015 salary includes an aggregate of $87,500 of severance payments for six months.

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

Employment Agreement with Daniel H. Schneiderman

Effective as of May 27, 2013, we entered into an employment agreement with Daniel H. Schneiderman, to serve as our vice president of finance and secretary. The employment agreement with Mr. Schneiderman provides for a base salary of $125,000, and an annual milestone bonus upon the attainment of certain financial, clinical development and/or business milestones to be established annually by our board of directors or compensation committee.  Effective October 1, 2014, the compensation committee and board of directors amended Mr. Schneiderman’s annual base salary to $165,000. The employment agreement is terminable by either party at any time. In the event of termination by us without cause or by Mr. Schneiderman for good reason not in connection with a change of control, as those terms are defined in the agreement, he is entitled to six months’ severance. In the event of termination by us without cause or by Mr. Schneiderman for good reason in connection with a change of control, as those terms are defined in the agreement, he is entitled to twelve months’ severance.

Consulting Agreement with Douglas A. Hamilton

Effective as of August 1, 2014, we entered into a consulting agreement with Douglas A. Hamilton, through New Biology Ventures, LLC, to provide financial, accounting and other services. The consulting agreement has a term of 12 months and may be terminated by either party upon 30 days prior written notice. The consulting agreement provides that we pay the consultant $12,000 per month in cash, and $6,000 per month in shares of common stock based on the closing price of our common stock on the last trading day of each month along with reimbursement of all reasonable and necessary expenses. Effective February 1, 2015, the consulting agreement was amended to provide for a monthly cash payment of $21,666.67 per month.

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended February 28, 2015.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Johan (Thijs) Spoor	$70,000	(1)	280,300	(2)	-	-	-	$-	$350,300
David N. Siegel	$70,000	(1)	76,300		-	-	-	$-	$146,300
Patrick T. Mooney	$70,000	(1)	114,800	(3)	-	-	-	$-	$184,800
David Epstein	$-		92,175		-	-	-	$-	$92,175
Richard C. Berman	$12,500	(4)	50,000		-	-	-	$-	$62,500

(1) $70,000 bonus awarded on July 22, 2014.
(2) Includes $154,000 of stock-based compensation due to accelerated vesting of an aggregate of 200,000 shares of common stock issued in 2012 and 2013.
(3) Includes $38,500 of stock-based compensation due to accelerated vesting of 50,000 shares of common stock issued in 2012.
(4) $12,500 accrued as of February 28, 2015.

Employee Benefits Plans

Pension Benefits

We do not sponsor any qualified or non-qualified pension benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Severance Arrangements

The employment agreements with each of Dr. Oscar Bronsther and Daniel H. Schneiderman provide that in the event of termination by us without cause or by the executives for good reason not in connection with a change of control, as those terms are defined in the agreement, such executives are entitled to six months’ severance. In the event of termination by us without cause or by the executives for good reason in connection with a change of control, as those terms are defined in the agreement, such executives are entitled to twelve months’ severance.

Outstanding Equity Awards At February 28, 2015

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of February 28, 2015.

	Option Awards					Stock Awards
	Equity Incentive Plan Awards:					Equity Incentive Plan Awards:
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($) (1)	Number of unearned shares that have not vested (#)	Market or payout value of unearned shares that have not vested ($) (1)
Dr. Oscar L. Bronsther	165,000	-	-	$0.68	1/6/2022	-	-	-	-
	100,000	-	-	$3.25	4/5/2023	-	-	-	-

Daniel H. Schneiderman	55,000	-	-	$0.68	1/6/2022
	50,000			$3.25	4/5/2023	20,000	$14,000

(1) Market value based on closing price of common stock at February 28, 2015.

The following table summarizes the number of securities underlying awards that fall outside of the 2012 Incentive Plan for each named executive officer as of February 28, 2015.

	Option Awards					Stock Awards
	Equity Incentive Plan Awards:					Equity Incentive Plan Awards:
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($) (1)	Number of unearned shares that have not vested (#)	Market or payout value of unearned shares that have not vested ($) (1)
Daniel H. Schneiderman	-	300,000	-	$1.10	10/14/2024	-	-	-	-

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 21, 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the address of each stockholder listed below is 27 Drydock Ave. 2nd Floor, Boston, MA 02210.

We had 27,630,052 shares of our common stock outstanding as of May 21, 2015.

Names and Addresses of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Oscar L. Bronsther, M.D., F.A.C.S, Chief Executive Officer, Chief Medical Officer and Director (3)	828,547	3.0%
Daniel H. Schneiderman, Vice President of Finance and Secretary (4)	804,500	2.9%
Richard Berman, Chairman of the Board of Directors (5)	64,935	*
Johan M. (Thijs) Spoor, Director (6)	429,438	1.6%
H. Philip Goodeve, Director (7)	-	*
Martin J. Driscoll (8)	159,091	*
MKM Opportunity Master Fund, Ltd. (9)	2,813,773	9.9%
Matthew Balk (10)	1,981,000	7.0%
All Directors and Officers as a Group (6 Persons)	2,445,603	8.5%
__________________
* Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2)	Based on 27,630,052 shares of common stock outstanding on May 21, 2015.

(3)
Consists of (i) 265,000 shares of common stock underlying options held by Dr. Oscar L. Bronsther, (ii) 396,668 shares of common stock held by Marsha G. Bronsther Trustee of the Marsha G. Bronsther Rev. Trust UAD 2/21/14, Dr. Bronsther’s wife, (iii) 40,000 shares of common stock held by The Marsha G. Bronsther Family GRAT NO. 1, (iv) 40,000 shares of common stock held by The Marsha G. Bronsther GRAT NO. 1, (v) 7,335 shares of common stock underlying warrants held by Marsha Bronsther, (vi) 34,090 shares of common stock underlying warrants held by Dr. Oscar L. Bronsther, and (vii) 45,454 shares of common stock underlying the Series B Preferred Stock held by Dr. Oscar L. Bronsther.

Marsha G Bronsther is the wife of Dr. Oscar L. Bronsther, our Chief Executive Officer. Marsha has voting and investment control over securities held by (i) Marsha G. Bronsther Trustee of the Marsha G. Bronsther Rev. Trust UAD 2/21/14, (ii) The Marsha G. Bronsther Family GRAT NO. 1, and (iii) The Marsha G. Bronsther GRAT NO. 1.

(4)
Consists of (i) 357,500 shares of common stock, (ii) 20,000 restricted shares of common stock issued pursuant to the 2012 Incentive Plan that vest and become transferable upon the listing of our common stock on a national securities exchange, (iii) 22,000 shares of common stock underlying warrants, and (iv) 405,000 shares of common stock underlying options.

(5)
Consists of (i) 64,935 shares of common stock, (ii) 90,909 shares of common stock underlying the Series B Preferred, and (iii) 68,181 shares of common stock underlying the warrants. Does not include 300,000 stock options issued on May 18, 2015 with annual milestone vesting.

(6)
Consists of (i) 369,603 shares of common stock, (ii) 30,000 shares of common stock underlying the Series B Preferred, and (iii) 29,835 shares of common stock underlying warrants. Does not include 300,000 stock options issued on May 18, 2015 with annual milestone vesting.

(7)	Does not include 300,000 stock options issued on May 18, 2015 with annual milestone vesting.

(8)
Consists of  (i) 90,909 shares of common stock underlying shares of Series B Preferred Stock and (ii) 68,182 shares of common stock underlying warrants. Does not include 300,000 stock options issued on May 18, 2015 with annual milestone vesting.

(9)
Consists of (i) 2,163,773 shares of common stock; and (ii) 639,000 shares underlying warrants owned by MKM Opportunity Master Fund, Ltd (“MKM Opportunity”). Based on 9.9% ownership blockers in the warrants and Series A Preferred Stock held by MKM Opportunity, does not include (i) 1,015,502 shares underlying warrants and (ii) 874,257 shares issuable upon the conversion of the Series A Preferred Stock. Also, does not include (i) 173,250 shares of common stock held by David and Margaret Skriloff Irrev. Des. Trust FBO Olivia Skriloff; and (ii) 173,250 shares of comm29on stock held by David and Margaret Skriloff Irrev. Des. Trust FBO Samuel Skriloff. David Skriloff does not exercise voting and investment control over securities held by David and Margaret Skriloff Irrev. Des. Trust FBO Olivia Skriloff and David and Margaret Skriloff Irrev. Des. Trust FBO Samuel Skriloff.

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

(10)	Consists of (i) 265,000 shares of common stock underlying options, (ii) 1,573,000 shares of common stock, and (iii) 143,000 shares of common stock underlying warrants.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended February 28, 2014, we paid a shareholder an aggregate of $110,000 of consulting fees for financial advisory services and issued to the same shareholder 100,000 options with an exercise price of $3.25 on April 5, 2013.

During the year ended February 28, 2015, we paid a shareholder an aggregate of $40,000 of consulting fees for financial advisory services.

ASET Therapeutics Memorandum of Understanding and License Agreement

On July 14, 2014, we entered into a binding MOU with a private third party entity, ASET Therapeutics, LLC (“ASET” or the “Licensee”), affiliated with one of our directors, Dr. David Epstein. The MOU sets forth certain understandings, rights and obligations of the parties with respect to the acquisition by the Licensee of certain assets of the Company and the grant by the Company to the Licensee of an exclusive license of certain of Company’s therapeutic assets pursuant to a sublicense agreement to be entered into by the parties. The Company and ASET amended the MOU on October 12, 2014 and November 11, 2014. The MOU, as amended, is filed as an exhibit to the registration statement of which this prospectus is a part.

On November 25, 2014, we entered into a License, Development and Commercialization Agreement (the “ASET License Agreement”) with ASET.  The ASET License Agreement sets forth the rights and obligations of the parties with respect to the grant by the Company to the Licensee of an exclusive license of certain of Company’s therapeutic assets and an exclusive sublicense, with the right to sublicense through multiple tiers, of all rights and obligations under the Company’s existing Alternative Splicing Therapeutic License Agreement dated as of as of December 7, 2013 with the Massachusetts Institute of Technology and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology (“MIT”), Albert Einstein College of Medicine of Yeshiva University, and Montefiore Medical Center.  The licensed technology includes: (i) Alternative Splicing Event (ASE) technology based on International Patent Application WO 2012/116248 A1 entitled "Alternatively Spliced mRNA Isoforms as Prognostic and Therapeutic Tools for Metastatic Breast Cancer and Other Invasive/Metastatic Cancers"; and (ii) Technology and know-how stemming from all ASE discovery work carried out in our labs at SUNY Stony Brook from September 2013 through November 25, 2014. The ASET License Agreement provides that the Company has the right to commercialize any companion diagnostic or biomarkers (the “Companion Diagnostics”) arising from the work performed by the Licensee under the ASET License Agreement, pursuant to an exclusive sublicense.  The ASET License Agreement is filed as an exhibit to this Form 10-K.

The ASET License Agreement calls for certain customary payments, such as annual license maintenance payments ranging from $5,000 to $25,000, and milestone payments upon the achievement of specified regulatory and sales milestones.  The ASET License Agreement also requires the payment by ASET of a low single-digit royalty on net sales, at such time, if ever, as ASET’s products are fully developed, receive the required regulatory approvals and are commercialized.

Pursuant to the MOU, as amended, ASET is obligated to invest an aggregate of $1.25 million in new equity in the Company, $250,000 of which was invested in the 2014 Qualified Financing Private Placement (as defined below) with the balance to be invested in a separate financing on substantially similar terms on or before December 31, 2015.  In the event that ASET does not satisfy its investment obligation, the ASET License Agreement will terminate and the assets will automatically revert back to the Company.  The MOU, as amended, also required ASET to pay for all costs and expenses of the SUNY Stony Brook facility, up to a maximum of $50,000 per month, from October 15, 2014 until the transfer of such assets under the ASET License Agreement. In addition, ASET agreed to reimburse the Company $150,000 for certain costs incurred by March 1, 2015. The Company and ASET are currently negotiating a mutually satisfactory extension of the payment terms for this $150,000, which the Company expects to finalize shortly.

Pursuant to the MOU, as amended, the Company is obligated to make a $1 million preferred stock equity investment in exchange for a 20% equity interest in ASET (on a fully diluted, as converted basis) on or before December 31, 2015.  The Company will maintain its 20% equity ownership in ASET until such time that ASET raises an aggregate of $4,000,000 in equity or in a financing in which ASET issues securities convertible into equity (including the $1 million received from the Company, but excluding any proceeds received by ASET from the sale of the Company’s securities), after which it will be diluted proportionately with all other equity holders of ASET. The Company will have the right to maintain its equity position in ASET by participating in future financings; provided, however, that such right will terminate in the event the Company does not make a minimum investment in a future financing of ASET equal to at least the lesser of (i) $250,000 and (ii) an amount required to maintain its 20% equity ownership interest.

Director Independence

Four of our directors, Johan M. (Thijs) Spoor, Richard Berman, H. Philip Goodeve, and Martin Driscoll have been determined to be independent as defined by NASDAQ Listing Rule 5605(a)(2) of The NASDAQ Stock Market, LLC and Section 10A(m)(3) of the Exchange Act. No transactions, relationships or arrangements were considered by the board of directors in determining that these directors were independent. All of the members of our audit committee, compensation committee and nominating and corporate governance committee are independent.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective as of March 7, 2014, we formally engaged EisnerAmper LLP as our principal independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ended February 28, 2014, replacing MaloneBailey LLP.  Effective as of February 26, 2015, we formally engaged EisnerAmper LLP as our principal independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ended February 28, 2015.

Public Accounting Fees

The following charts sets forth public accounting fees in connection with services rendered by EisnerAmper LLP during the year ended February 28, 2015 and by MaloneBailey LLP during the year ended February 28, 2014, respectively.

	Fiscal Year Ended February 28, 2015	Fiscal Year Ended February 28, 2014
Audit Fees	$98,979	$40,700
Audit-Related Fees	$-	$-
Tax Fees	$7,929	$-
All Other Fees	$-	$-
Total	$106,908	$-

Audit fees were for professional services rendered by EisnerAmper LLP for the audit of our annual financial statements for the year ended February 28, 2014 and the review of the financial statements included in our quarterly reports on Forms 10-Q for the year ended February 28, 2015.  Audit fees were for professional services rendered by MaloneBailey LLP for the review of the financial statements included in our quarterly reports on Forms 10-Q for the year ended February 28, 2014 and the audit of our annual financial statements for the year ended February 28, 2013.

Pre-Approval of Services

Our audit committee pre-approved all of the foregoing services.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Share Exchange Agreement dated February 27, 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 25, 2012).

3.1	Articles of Incorporation of MetaStat, Inc., as amended (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012).

3.2	Certificate of Designation of Rights and Preferences of the Series A Preferred Stock dated June 30, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on July 2, 2014).

3.3
Amended and Restated Certificate of Designation of the Preferences, Rights and Limitations of the Series B Preferred Stock filed on December 31, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 2, 2015).

3.4	By-laws (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012).

4.1	Form of Investor Warrant dated February 27, 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012).

4.2	Form of Warrant issued to certain affiliates dated February 27, 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012).

4.3	Form of Investor Warrant dated May 1, 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 7, 2012).

4.4	Form of May 2014 Convertible Promissory Note (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on June 13, 2014).

4.5	Form of Warrant issued to Holders of May 2014 Convertible Promissory Notes (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on June 13, 2014).

4.6	Form of Investor Warrant dated June 30, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 2, 2014).

4.7	Form of Series A Warrant dated December 31, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 7, 2015).

4.8	Form of Series B Warrant dated December 31, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 7, 2015).

4.9	Form of Amended and Restated Series A Warrant dated March 27, 2015 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 2, 2015).

10.1	Form of Securities Purchase Agreement dated February 27, 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 25, 2012).

10.2	Form of Registration Rights Agreement dated February 27, 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012).

10.3 †	License Agreement with Einstein, MIT, Cornell and IFO-Regina dated August 26, 2010 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 13, 2012).

10.4	Amended and Restated 2012 Omnibus Securities and Incentive Plan (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 22, 2012).

10.5	Form of Consultant Non-Qualified Stock Option Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012).

10.6	Form of Employee Non-Qualified Stock Option Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012).

10.7	Form of Securities Purchase Agreement dated May 1, 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 7, 2012).

10.8	Form of Registration Rights Agreement dated May 1, 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 7, 2012).

10.9
Sponsored Research Agreement with Albert Einstein College of Medicine of Yeshiva University and Cornell University, dated April 2011 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 25, 2012).

10.10 †
“Second” License Agreement with Albert Einstein College of Medicine of Yeshiva University effective March 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 13, 2012).

10.11 †
“Third” License Agreement with Albert Einstein College of Medicine of Yeshiva University effective March 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 13, 2012).

10.12	Employment Agreement of Oscar L. Bronsther dated May 24, 2013 (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on June 13, 2014).

10.13	Employment Agreement of Warren Lau dated May 24, 2013 (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on June 13, 2014).

10.14	Employment Agreement of Daniel Schneiderman dated May 24, 2013 (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on June 13, 2014).

10.15	Form of May 2014 Convertible Note and Warrant Purchase Agreement (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on June 13, 2014).

10.16 †
Diagnostic License Agreement with the Massachusetts Institute of Technology and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology, Albert Einstein College of Medicine of Yeshiva University, and Montefiore Medical Center as of December 7, 2013 (Incorporated by reference to our Current Report on Form 8-K, as amended, initially filed with the Commission on December 12, 2013).

10.17 †
Therapeutic License Agreement with the Massachusetts Institute of Technology and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology, Albert Einstein College of Medicine of Yeshiva University, and Montefiore Medical Center as of December 7, 2013 (Incorporated by reference to our Current Report on Form 8-K , as amended, initially filed with the Commission on December 12, 2013).

10.18	Form of Securities Purchase Agreement dated June 30, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 2, 2014).

10.19	Form of Registration Rights Agreement dated June 30, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 2, 2014).

10.20	Antibody License Agreement with MIT dated June 2, 2014 (Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 15, 2014).

10.21	Memorandum of Understanding dated July 14, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 17, 2014).

10.22	Amendment No. 1 to Memorandum of Understanding dated October 12, 2014 (Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 15, 2014).

10.23	Consulting Agreement with Douglas Hamilton dated August 1, 2014.

10.24	Form of Securities Purchase Agreement dated October 10, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 14, 2014).

10.25	Form of Registration Rights Agreement dated October 10, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 14, 2014).

10.26	Form of Securities Purchase Agreement dated October 24, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 30, 2014).

10.27	Form of Registration Rights Agreement dated December 31, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 7, 2014).

10.28	Form of Registration Rights Agreement dated December 31, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 7, 2014).

10.29	Form of Amended and Restated Securities Purchase Agreement dated March 27, 2015 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 2, 2015).

10.30	Form of Amended and Restated Registration Rights Agreement dated March 27, 2015 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 2, 2015).

10.31†
License, Development and Commercialization Agreement by and between MetaStat, Inc., MetaStat BioMedical, Inc., and ASET Therapeutics LLC, dated November 25, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 13, 2015).

21.1	Subsidiaries of the Registrant (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on May 28, 2013).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
___________

† Confidential treatment has been granted with respect to portions of this exhibit.

*    Filed herewith.

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

METASTAT, INC.

May 27, 2015	By:	/s/ Oscar L. Bronsther
Oscar L. Bronsther M.D., F.A.C.S., Chief Executive Officer and Chief Medical Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Oscar L. Bronsther	Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	May 27, 2015
Oscar L. Bronsther M.D., F.A.C.S.

/s/ Richard Berman	Chairman of the Board of Directors	May 27, 2015
Richard Berman

/s/ Johan M. "Thijs" Spoor	Director	May 27, 2015
Johan M. "Thijs" Spoor

/s/ H. Philip Goodeve	Director	May 27, 2015
H. Philip Goodeve

/s/ Martin Driscoll	Director	May 27, 2015
Martin Driscoll

METASTAT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND FEBRUARY 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MetaStat, Inc.

We have audited the accompanying consolidated balance sheets of MetaStat, Inc. and subsidiaries (the "Company") as of February 28, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended February 28, 2015.  The financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MetaStat, Inc. and subsidiaries as of February 28, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended February 28, 2015, in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, as of February 28, 2015, the Company has accumulated a deficit of $18,723,149, including a net loss of $7,995,474 for the year ended February 28, 2015, has not generated revenues or positive cash flows from operations and, as of February 28, 2015, has a negative working capital of $120,232.  The aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

/s/ EisnerAmper LLP

New York, New York
May 26, 2015

METASTAT INC.
Consolidated Balance Sheets

	February 28,	February 28,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$257,820	$483,408
Other receivable	-	20,000
Prepaid expenses	38,748	12,073
Deferred financing costs	-	60,523
Total Current Assets	296,568	576,004

Equipment (net of accumulated depreciation of $96,089 and $34,194, respectively)	526,606	204,254
Refundable deposits	278,952	10,367

TOTAL ASSETS	$1,102,126	$790,625

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$293,152	$257,965
Accrued expense	4,565	-
Current portion of capital lease	99,965	-
Convertible notes (net of discount of $206,636)	-	2,475,717
Accrued interest payable	2,351	137,701
Accrued dividends on Series B Preferred Stock	16,767	-
Total Current Liabilities	416,800	2,871,383

Capital lease	169,676	-
Warrant liability	273,000	-

TOTAL LIABILITIES	859,476	2,871,383

STOCKHOLDERS' EQUITY (DEFICIT)

Series A convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 847,257 and 0 shares issued and outstanding resectively)	87	-
Series B convertible preferred stock ($0.0001 par value; 1,000 shares authorized; 229 and 0 shares issued and outstanding resectively)	-	-
Common Stock, ($0.0001 par value; 150,000,000 shares authorized; 27,470,960 and 21,573,899 shares issued and outstanding respectively)	2,747	2,157
Additional paid-in-capital	18,962,965	8,644,760
Accumulated deficit	(18,723,149)	(10,727,675)
Total stockholders' equity (Deficit)	242,650	(2,080,758)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	1,102,126	790,625

The accompanying notes are an integral part of the consolidated financial statements

METASTAT INC.
Consolidated Statement of Operations

	Year ended
	February 28, 2015	February 28, 2014

Revenue	$-	$-
Total Revenue	-	-

Operating Expenses
General & administrative	3,524,901	3,526,863
Research & development	1,266,158	824,336
Total Operating Expenses	4,791,059	4,351,199

Other Expenses (income)
Interest expense	95,019	137,098
Accretion expense	539,319	829,969
Deferred financing costs amortization	60,523	14,159
Other income, net	(2,253)	(82)
Realized loss on marketable securities, including brokerage fees and commissions	68,748	-
Change in fair value of warrant liability	118,300	-
Beneficial conversion feature	2,324,759	-
Loss on extinguishment of debt	-	32,853
Total Other Expenses (Income)	3,204,415	1,013,997

Net Loss	$(7,995,474)	$(5,365,196)

Loss attibutable to common shareholders and loss per common share:

Net loss	(7,995,474)	(5,365,196)

Deemed Dividend on Series B Preferred Stock issuance	(225,296)	-
Accrued dividends on Series B Preferred Stock	(16,767)	-

Loss attibutable to common shareholders	(8,237,537)	$(5,365,196)

Net loss per share, basic and diluted	$(0.33)	$(0.25)

Weighted average of shares outstanding	24,928,994	21,169,091

The accompanying notes are an integral part of the consolidated financial statements

METASTAT INC.
Consolidated Statements of changes in Stockholders' Equity (Deficit)
For the years ended February 28, 2014 and February 28, 2015

									Total Equity (Deficit)
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of February 28, 2013	-	$-	-	$-	21,054,418	$2,106	$5,495,985	$(5,362,479)	$135,612

Common stock issued for services	-	-	-	-	427,013	42	299,158	-	299,200
Stock option expense	-	-	-	-	-	-	1,647,572	-	1,647,572
Warrants issued for services	-	-	-	-	-	-	42,993	-	42,993
Warrants issued in debt modification	-	-	-	-	-	-	126,381	-	126,381
Warrants issued with convertible notes	-	-	-	-	-	-	357,145	-	357,145
Beneficial conversion feature from issuance of convertible notes	-	-	-	-	-	-	532,210	-	532,210
Common stock issued in debt modification	-	-	-	-	92,468	9	143,316	-	143,325
Net loss for the year ended February 28, 2014	-	-	-	-	-	-	-	(5,365,196)	(5,365,196)

Balance at February 28, 2014	-	$-	-	$-	21,573,899	$2,157	$8,644,760	$(10,727,675)	$(2,080,758)

Common stock issued for services	-	-	-	-	994,854	100	886,107	-	886,207
Common stock and warrant units issued for cash	-	-	-	-	681,819	68	710,985	-	711,053
Common stock and series A preferred stock issued for marketable securities	500,000	50	-	-	500,000	50	999,900	-	1,000,000
Series A preferred stock issuedfor marketable securities	374,257	37	-	-	-	-	256,596	-	256,633
Series B preferred stock and warrants issued for cash	-	-	229	-	-	-	931,291	-	931,291
Beneficial conversion feature of Series B preferred stock	-	-	-	-	-	-	225,296	-	225,296
Deemed dividend to Series B Preferred Stock	-	-	-	-	-	-	(225,296)	-	(225,296)
Accrued dividends on Series B Preferred Stock	-	-	-	-	-	-	(16,767)	-	(16,767)
Stock option expense	-	-	-	-	-	-	447,664	-	447,664
Warrants issued with convertible notes	-	-	-	-	-	-	127,289	-	127,289
Warrants issued for services	-	-	-	-	-	-	46,592	-	46,592
Beneficial conversion feature from issuance of convertible notes	-	-	-	-	-	-	45,746	-	45,746
Conversion of debt and accrued interest into common stock and warrants	-	-	-	-	3,720,388	372	3,558,043	-	3,558,415
Beneficial conversion feature from conversion of convertible notes	-	-	-	-	-	-	2,324,759	-	2,324,759
Net loss for the year ended February 28, 2015	-	-	-	-	-	-	-	(7,995,474)	(7,995,474)

Balance at February 28, 2015	874,257	$87	229	$-	27,470,960	$2,747	$18,962,965	$(18,723,149)	$242,650

The accompanying notes are an integral part of the consolidated financial statements

METASTAT INC.
Consolidated Statements of Cash Flows

	Year ended
	February 28, 2015	February 28, 2014
Cash Flows from Operating Activities:
Net loss	$(7,995,474)	$(5,365,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,897	21,796
Share based compensation	1,333,871	1,946,772
Accretion expense	539,319	829,969
Realized loss on sale of marketable securities acquired in equity financing	42,421	-
Beneficial conversion feature	2,324,759	-
Amortization of deferred finance costs	60,523	14,159
Loss on extinguishment of debt	-	32,853
Change in fair value of warrant liability	118,300	-
Warrants issued for services	-	42,993
Net changes in assets and liabilities:
Other receivable	20,000	(20,000)
Prepaid expenses	67,165	81,766
Refundable deposit	(268,585)	(10,367)
Accounts payable and accrued expenses	44,915	89,960
Interest payable	66,064	135,761
Net Cash used in Operating Activities	(3,584,825)	(2,199,534)

Cash Flows from Investing Activities:
Proceeds from sale of marketable securities	1,214,212	-
Purchase of equipment	(65,646)	(172,724)
Net Cash provided by Investing Activities	1,148,566	(172,724)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	615,000	2,055,000
Proceeds from issuance of common stock and warrants, net	711,053	-
Proceeds from issuance of short-term notes	65,000	(74,682)
Proceeds from issuance of Series B preferred stock and warrant, net	1,062,420	-
Payment of convertible notes	(100,000)	-
Payment of capital lease obligation	(48,962)	-
Payment of short-term debt	(93,840)	(93,840)
Net Cash provided by Financing Activities	2,210,671	1,886,478

Net decrease in cash and cash equivalents	(225,588)	(485,780)

Cash and cash equivalents:
Cash at the beginning of the year	483,408	969,188
Cash at the end of the year	$257,820	$483,408

Supplemental Disclosure of Non-cash Financing Activities:
Common stock and warrants issued for conversion of debt	$3,358,415	$-
Conversion of short-term notes and accounts payable for Series B preferred stock and warrants	$90,000	$-
Capital lease financing for fixed assets	$318,603	$-
Securities held-for-sale exchanged for common and preferred shares	$1,000,000	$-
Warrant liability component of Series B Preferred Stock and warrants	$154,700	$-
Accrued offering costs	$19,836	$-
Securities exchanged for preferred shares	$256,633	$-
Financing of insurance premium through notes payable	$93,840	$93,840
Warrants issued with convertible notes	$127,289	$357,145
Beneficial conversion feature in convertible notes	$45,746	$532,210
Warrants issued to placement agent	$46,592	$-
Series B Preferred Stock accrued dividends	$16,767	$-

The accompanying notes are an integral part of the consolidated financial statements

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

MetaStat, Inc. (“we,” “us,” “our,” the “Company,” or “MetaStat”) is a pre-commercial molecular diagnostic company focused on the development and commercialization of novel diagnostics to provide physicians and patients actionable information regarding the risk of systemic metastasis.  We believe cancer treatment strategies can be personalized and outcomes improved through new diagnostic tools that identify the aggressiveness and metastatic potential of primary tumors. The Company was incorporated on March 28, 2007 under the laws of the State of Nevada.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MetaStat Biomedical, Inc., a Delaware corporation and all significant intercompany balances have been eliminated by consolidation.

In previous filings, the Company has reported as a “Development Stage Entity”. In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP.  In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014, however, early adoption is permitted. The Company elected to early adopt the presentation and disclosure provisions of ASU 2014-10 effective August 31, 2014.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses of $18,723,149 as of February 28, 2015 and has not generated revenues or positive cash flows from operations.  The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Subsequent to February 28, 2015, the Company completed additional closings of the Series B Private Placement in March 2015 and issued 387.4088 shares of Series B Preferred Stock and 2,905,568 Series A Warrants for an aggregate purchase price of $2,130,750. The Company received aggregate gross cash proceeds of $2,112,750 from these additional closings. See Note 16 – Subsequent Events for more details on these transactions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with the FASB “FASB Accounting Standard Codification™” or “ASC,” which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including contingencies. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid at February 28, 2015 and 2014.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company primarily maintains its cash balances with financial institutions in federally insured accounts. The Company may from time to time have cash in banks in excess of FDIC insurance limits. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high quality financial institutions.

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

Long-lived Assets

Long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There were no impairment of long-lived assets as of February 28, 2015 and 2014.

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

Fair Value Measurements

The Company groups its assets and liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).

Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

The three levels of the fair value hierarchy are as follows:

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, some discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the financial instrument.

The Company recognizes transfers between levels as if the transfers occurred on the last day of the reporting period.

Revenues

We currently do not have any revenues.  We expect to derive our revenues from sale of our products, which are currently under development.

Net Loss Per Share

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period.  Restricted shares issued with vesting condition that have not been met at the end of the period are excluded from the computation of the weighted average shares. As of February 28, 2015 and 2014, 367,818 and 403,013, respectively, restricted shares of common stock were excluded from the computation of the weighted average shares.

Diluted net loss per common share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares generally consist of incremental shares issuable upon exercise of stock options and warrants and conversion of outstanding options and warrants and shares issuable from convertible securities.

In computing diluted loss per share for the years ended February 28, 2015 and 2014, no effect has been given to the common shares issuable at the end of the period upon the conversion or exercise of the following securities as their inclusion would have been anti-dilutive:

	February 28, 2015	February 28, 2014
Stock options	2,810,000	2,680,000
Warrants	8,707,724	3,146,355
Convertible notes	-	1,986,467
Preferred stock	3,160,620	-
Total	14,678,344	7,812,822

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

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

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation cost for our employees and consultants that perform our research activities, the fees paid to maintain our licenses, the payments to third parties for clinical testing and additional product development, and consumables and other materials used in research and development.  Research and development costs were $1,266,158 and $824,336 for the years ended February 28, 2015 and February 28, 2014, respectively.

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

Recently Issued Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest” (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheet as a direct reduction to the carrying amount of the associated debt liability, consistent with debt discounts. Currently debt issuance costs are recognized as an asset. The ASU 2015-03 is effective for the Company in the first quarter of 2016 and is required to be applied retrospectively. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements

NOTE 3 – LICENSE AGREEMENTS AND COMMITMENTS

License Agreements

Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  We have satisfied all license maintenance payments due through February 28, 2015 and are required to make payments of $50,000 in 2015, $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

Pursuant to the Second License Agreement, we are required to make annual license maintenance fee payments beginning on January 3, 2013.  We have satisfied all license maintenance payments due through February 28, 2015 and are required to make additional payments of $30,000 in 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

During the year ended February 28, 2015, we terminated the Third License Agreement. All obligations pursuant to the Third License Agreement have been satisfied.

Pursuant to the Alternative Splicing Diagnostic License Agreement, we are required to make annual license maintenance fee payments for each license beginning on January 1, 2015.  We have satisfied the license maintenance payment of $10,000 for 2015. We are required to make additional payments of $15,000 in 2016, $25,000 in 2017, $37,500 in 2018, and $50,000 in 2019 and  every year each license is in effect thereafter.  These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

Pursuant to the Antibody License Agreement, we are required to make license maintenance fee payments beginning on January 1, 2015.  We have satisfied the license maintenance payment of $5,000 for 2015. We are required to make additional payments of $10,000 in 2016, $15,000 in 2017, $15,000 in 2018, and $20,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

Lease Agreements

On August 28, 2014, we entered into a lease agreement for our diagnostic laboratory and office space located in Boston, MA. The term of the lease is from September 1, 2014 through August 31, 2016, and the basic rent payable thereunder is $10,280 per month for the first year and $10,588 per month for the second year. Additional monthly payments under the lease agreement shall include tax payments and operational costs. Additionally, we paid a $40,000 security deposit in connection with entering into the lease.

Effective March 1, 2015 we entered into a lease agreement for a short-term office space in New York, NY.  The term of the lease is month-to-month and may be terminated with twenty-one (21) days notice. The basic rent payment is $1,400 per month and we paid a $2,100 security deposit in connection with entering into the lease.

During the fiscal year ended February 28, 2015, we terminated all other lease obligations including the drug discovery laboratory in Stony Brook, NY in connection with the ASET License Agreement.

NOTE 4 – LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH ASET THERAPEUTICS, LLC

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

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

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

Pursuant to the Memorandum of Understanding between the Company and ASET (as assignee), as amended (the “MOU”), ASET is obligated to invest an aggregate of $1.25 million in new equity in the Company, $250,000 of which was invested in the Qualified Financing (see Note 6) with the balance to be invested in a separate financing on substantially similar terms on or before December 31, 2015.  In the event that ASET does not satisfy its investment obligation, the ASET License Agreement will terminate and the assets will automatically revert back to the Company.  The MOU also required ASET to pay for all costs and expenses of the SUNY Stony Brook facility, up to a maximum of $50,000 per month, from October 15, 2014 until the transfer of such assets under the ASET License Agreement. In addition, ASET agreed to reimburse the Company $150,000 for certain costs incurred at such facility by March 1, 2015. The Company and ASET are currently negotiating a mutually satisfactory extension of the payment terms for this $150,000, which we expect to finalize shortly.

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

The primary beneficiary is the party who has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. We determined that the Company is not the primary beneficiary of ASET based primarily on the facts that we do not have the power to direct ASET’s operations nor do we have any obligation to absorb ASET losses. As a result, ASET has not been consolidated by the Company.

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

In accordance with the MOU, during the year ended February 28, 2015, we received payments in the aggregate of $75,000 from ASET as a reimbursement of research and development expenses incurred from October 15, 2014 through November 25, 2014. These payments are presented as a reduction of the research and development expense for the year ended February 28, 2015.

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

NOTE 5 – CAPITAL STOCK

The Company has authorized 160,000,000 shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 10,000,000 are shares of “blank-check” preferred stock.

Our Board is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of common stock. The preferred stock could be utilized as a method of discouraging, delaying or preventing a change in control of us.

Common Stock

The holders of our common stock are entitled to one vote per share. In addition, the holders of our common stock will be entitled to receive ratably such dividends, if any, as may be declared by our Board out of legally available funds; however, the current policy of our Board is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of our common stock will be entitled to share ratably in all assets that are legally available for distribution.

Series A Convertible Preferred Stock

Pursuant to the Certificate of Designation of Rights and Preferences of the Series A Preferred Stock (the “Series A Certificate of Designation”), the terms of the Series A Preferred Stock are as follows:

Ranking

The Series A Preferred Stock will rank senior to our common stock with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company.

Dividends

The Series A Preferred Stock is not entitled to any dividends.

Liquidation Rights

In the event of any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series A Preferred Stock an amount equal to the fair market value as determined in good faith by the Board.

Voluntary Conversion; Anti-Dilution Adjustments

Each share of Series A Preferred Stock shall be convertible into one share of common stock (the “Series A Conversion Ratio”). The Series A Conversion Ratio is subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of the common stock, or mergers or reorganizations.

Voting Rights

The Series A Preferred Stock has no voting rights. The common stock into which the Series A Preferred Stock is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding common stock, and none of the rights of the Series A Preferred Stock.

Series B Convertible Preferred Stock

Pursuant to the Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (the “Series B Certificate of Designation”), the terms of the Series B Preferred Stock are as follows:

Ranking

The Series B Preferred Stock will rank senior to the Company’s Series A Convertible Preferred Stock and common stock with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company.

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

Stated Value

Each shares of Series B Preferred Stock will have a stated value of $5,500, subject to adjustment for stock splits, combinations and similar events (the “Stated Value”).

Dividends

Cumulative dividends on the Series B Preferred Stock accrue at the rate of 8% of the Stated Value per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year, from and after the date of the initial issuance.  Dividends are payable in kind in additional shares of Series B Preferred Stock valued at the Stated Value or in cash at the sole option of the Company. At February 28, 2015, and 2014, the dividend payable to the holders of the Series B Preferred stocks amounted to approximately $16,767 and $0, respectively.

Liquidation Rights

If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Series A Preferred Stock or common stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. At February 28, 2015 and 2014, the value of the liquidation preference of the Series B Preferred stocks aggregated to approximately $1,274,000 and $0, respectively.

Conversion; Anti-Dilution Adjustments

Each share of Series B Preferred Stock will be convertible at the holder’s option into common stock in an amount equal to the Stated Value plus accrued and unpaid dividends thereon through the conversion date divided by the then applicable conversion price. The initial conversion price is $0.55 per share (the “Series B Conversion Price”) and is subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of common stock, or mergers or reorganizations, as well as “full ratchet” anti-dilution adjustments (the “Full Ratchet Anti-Dilution”) for future issuances of other Company securities (subject to certain standard carve-outs) at prices less than the applicable Series B Conversion Price.

The Series B Preferred Stock is subject to automatic conversion (the “Mandatory Conversion”) at such time when the Company’s common stock has been listed on a national stock exchange such as the NASDAQ, New York Stock Exchange or NYSE MKT; provided, that, on the Mandatory Conversion date, a registration statement providing for the resale of the shares of common stock underlying the Series B Preferred Stock is effective. In the event of a Mandatory Conversion, each share of Series B Preferred Stock will convert into the number of shares of common stock equal to the Stated Value plus accrued and unpaid dividends divided by the applicable Series B Conversion Price.

Voting Rights

As of February 28, 2015, the holders of the Series B Preferred Stock had no voting rights.  On March 27, 2015, the holders of the Series B Preferred Stock entered into an Amended and Restated Series B Preferred Purchase Agreement, whereby the Company filed an Amended and Restated Series B Preferred Certificate of Designation. The Amended and Restated Series B Preferred Certificate of Designation provides that the holders of the Series B Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such Series B Preferred Stock could be converted for purposes of determining the shares entitled to vote at any regular, annual or special meeting of stockholders of the Company, and shall have voting rights and powers equal to the voting rights and powers of the common stock (voting together with the common stock as a single class).

Most Favored Nation

For a period of up to 30 months after March 31, 2015, if the Company issues any New Securities (as defined below) in a private placement or public offering (a “Subsequent Financing”), the holders of Series B Preferred Stock may exchange all of the Series B Preferred Stock at their Stated Value plus all Series A Warrants issued to the Series B Preferred Stock investors in the Series B Private Placement for the securities issued in the Subsequent Financing on the same terms of such Subsequent Financing.  This right expires upon the earlier of (i) September 30, 2017 and (ii) the consummation of a bona fide underwritten public offering in which the Company receives aggregate gross proceeds of at least $5,000,000.  “New Securities” means shares of the common stock, any other securities, options, warrants or other rights where upon exercise or conversion the purchaser or recipient receives shares of the common stock, or other securities with similar rights to the common stock, subject to certain standard carve-outs.

See Note 6 for the accounting treatment of the Series B Preferred Stock.

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

NOTE 6 – EQUITY ISSUANCES

Issuances of common stock for services

During the year ended February 28, 2014, the Company issued 153,013 shares of common stock to members of its scientific advisory board and clinical advisory board vesting upon the listing of the Company’s common stock on a national exchange and achieving certain levels of trading. The Company will measure the fair value of the shares when vesting becomes probable. As of February 28, 2015, the Company has not recognized any expense in connection with these shares.

During the year ended February 28, 2014, the Company issued 150,000 shares of common stock to a member of its Board of Directors vesting upon the earlier of the Company achieving $5,000,000 in gross sales or a change in control. The Company valued the shares for a total fair value of $375,000 on the grant date. During the year ended February 28, 2015, the Board accelerated vesting of these shares, as well as the vesting of 100,000 restricted shares issued in May 2012 to two members of the board of directors that would have vested upon the listing of the Company’s share of common stock on a national securities exchange.  Prior to the modification, the Company had not recognized any stock compensation expense in connection with these shares as their vesting had not yet become probable. As a result of the modification, the Company recognized $192,500 in general and administrative expenses, representing the fair value of these shares on the modification date.

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

During the year ended February 28, 2015, the Company issued 50,000 shares of common stock to a consultant. The fair value of the shares amounted to $67,500 on the grant date, which was recognized into general and administrative expense during the year ended February 28, 2015.

During the year ended February 28, 2015, the Company issued 250,000 shares of common stock to a consultant for services to be provided over a six-month period and that vested immediately. The fair value of the shares amounted to $285,025 on the grant date. During the year ended February 28, 2015, the Company and the consultant signed a termination agreement whereby each party agreed to terminate all rights and obligations and the consultant agreed to relinquish and cancel the 250,000 shares of common stock. The Company determined that the services were not performed and all stock-based compensation related to these shares was reversed out during the year ended February 28, 2015.

During the year ended February 28, 2015, the Company issued 472,500 shares of common stock to members of its Board of Directors that vested immediately. The fair value of the shares amounted to $386,575 on the grant date and was recorded in general and administrative expenses during the year ended February 28, 2015.

During the year ended February 28, 2015, the Company issued 194,805 shares of common stock to members of its Board of Directors that will vest on October 14, 2015. The fair value of the shares amounted to $150,000 on the grant date, of which $56,557 was recorded in general and administrative expenses during the year ended February 28, 2015.

During the year ended February 28, 2015, the Company entered into an agreement with a consultant, whereby it shall pay $6,000 per month in immediately vested shares of the Company’s common stock, with the number of shares to be determined based on the closing price on the last trading date of each month.  Under the agreement, the Company issued 57,549 shares of common stock. The fair value of the shares amounted to $31,076 on the issuance date, of which $30,000 was in general and administrative expenses and $1,076 was recorded in other expenses. As of February 28, 2015, the Company was obligated to issue shares for equivalent amount of $12,000.

During the year ended February 28, 2015, the Company issued 20,000 shares of common stock to a member of management that vest upon the Company’s common stock being listed on a national stock exchange such as the NASDAQ, New York Stock Exchange or NYSE MKT. The fair value of the shares amounted to $15,400 on the grant date. However, as of February 28, 2015, the Company has not recognized any stock compensation expense in connection with these shares and expects to recognize the compensation expense when vesting becomes probable, which has not yet occurred.

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

Purchase agreement with Lincoln Park Capital Fund, LLC

During the year ended February 28, 2015, the Company entered into a purchase agreement (the “LPC Purchase Agreement”), together with a registration rights agreement (the “LPC Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“LPC”).

Under the terms and subject to the conditions of the LPC Purchase Agreement, we have the right to sell to and LPC is obligated to purchase up to $10 million in shares of our common stock subject to certain limitations, from time to time, over the 24-month period commencing on the date that a registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the LPC Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. We may direct LPC, at its sole discretion and subject to certain conditions, to purchase up to 30,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 100,000 shares, depending upon the closing sale price of the common stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $500,000. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, but in no event will shares be sold to LPC on a day the common stock closing price is less than the floor price as set forth in the LPC Purchase Agreement. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the common stock is not below the threshold price as set forth in the LPC Purchase Agreement.  In connection with the LPC Purchase Agreement, the Company issued 200,000 shares of common stock to LPC as a fee, and may issue up to 400,000 additional shares of common stock pro rata only if and as the $10 million is funded by LPC. The fair value of the 200,000 issued shares of common stock amounted to $140,000 on the grant date, which was recorded as a stock-based compensation during the year ended February 28, 2015, as the Company did not expect to close an offering with LPC within ninety days of the issuance of these shares.

The LPC Purchase Agreement and the LPC Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The LPC Registration Rights Agreement does not contain any obligation for the Company to make payments to LPC if a registration statement has not been filed with the SEC.  We have the right to terminate the LPC Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of common stock to LPC under the LPC Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the common stock and determinations by us as to the appropriate sources of funding for us and our operations. There are no trading volume requirements or restrictions under the LPC Purchase Agreement. LPC has no right to require any sales by us, but is obligated to make purchases from us as it directs in accordance with the LPC Purchase Agreement. LPC has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

The net proceeds under the LPC Purchase Agreement to us will depend on the frequency and prices at which we sell shares of our common stock to LPC. We expect that any proceeds received by us from such sales to LPC under the LPC Purchase Agreement will be used for general corporate purposes and working capital requirements.

As of February 28, 2015, the Company did not file the registration statement in connection with the LPC Registration Rights Agreement, and have not directed any sales of common stock pursuant to the LPC Purchase Agreement.

Common stock financing – the Qualified Financing

During the year ended February 28, 2015, the Company issued 4,714,025 shares of common stock and 500,000 shares of Series A Convertible Preferred Stock to certain accredited investors that entered into a securities purchase agreement (the “Qualified Financing Purchase Agreement”) whereby the Company received aggregate gross proceeds of $5,735,427, of which $4,092,427 represents the automatic conversion of outstanding convertible promissory notes with principal amounts totaling $3,357,000 and related interest amounts as referenced in Note 9 below (the “Qualified Financing”). The net proceeds from this transaction amounted to $1,643,000. Included in the net proceeds is the receipt of $100,000 from an investor that was concurrently paid $100,000 for due diligence and legal fees by the Company. Approximately $1,000,000 of these proceeds was generated from the sale of marketable securities transferred to the Company by an investor (see Note 11).

During the year ended February 28, 2015, the Company completed a second closing under the Qualified Financing Purchase Agreement whereby the Company issued 188,182 shares of common stock for an aggregate purchase price of $207,000.

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

Series A preferred stock financing – the October 2014 Private Placement

During the year ended February 28, 2015, the Company issued 374,257 shares of Series A Convertible Preferred Stock to a certain accredited investors that entered into a securities purchase agreement in exchange for the transfer to the Company of 1,069,305 freely tradable shares of common stock of Quantum Materials Corp. (QTMM), a public reporting company whose shares of common stock are eligible for quotation on the OTCQB (the “October 2014 Private Placement”).  We recorded the issuance of the Series A Convertible Preferred Stock in connection with the October 2014 Private Placement based on the fair value of the consideration received, which amounted to $256,633. The shares of QTMM were sold by the Company, generating approximately $214,000 of proceeds (see Note 11).

Series B preferred stock financing – the Series B Private Placement

On December 31, 2014, the Company entered into a securities purchase agreement (the “Series B Purchase Agreement”) with a number of new and existing accredited investors (collectively, the “Series B Investors”) pursuant to which it may sell up to $3,492,500 of Series B Preferred Stock convertible into common stock at $0.55 per share in a private placement (the “Series B Private Placement”).  In addition, pursuant to the Series B Purchase Agreement, the Company shall issue series A warrants (the “Series A Warrants”) to purchase up to 4,762,500 shares of common stock at an initial exercise price per share of $0.70 and issued series B warrants (the “Series B Warrants”) to purchase 455,000 shares of common stock at an initial exercise price per share of $0.55 to the Series B Investors who purchased a minimum of $500,000 of Series B Preferred Stock on or before December 31, 2014.  The Series A Warrants and Series B Warrants expire on March 31, 2020.

Pursuant to the initial closing of the Series B Private Placement on December 31, 2014, the Company issued 228.6363 shares of Series B Preferred Stock convertible into 2,286,363 shares of common stock, Series A Warrants to purchase 1,714,773 shares of common stock and Series B Warrants to purchase 455,000 shares of common stock for an aggregate purchase price of $1,257,500, of which $65,000 was paid through the conversion of short-term outstanding indebtedness (See Note 10) and $25,000 was paid through the exchange of accrued liabilities due to certain members of our Board of Directors.

The Series B Purchase Agreement provided that we may raise up to an additional $2,235,000 in the Series B Private Placement at any time through March 31, 2015.

In connection with the December 31, 2014 closing of the Series B Private Placement, the placement agent was paid a cash fee of $105,080, including expense allowance, and was issued an aggregate of 145,600 Series A Warrants. On the grant date, the fair value of the placement agent warrants was $46,592, which was recorded as a stock issuance cost. Net proceeds amounted to $1,132,584 after deducting offering expenses to be paid in cash, including the placement agent fees and legal fees.

Accounting for the Series B Preferred Stock

The Company determined the Series B Preferred Stock should be classified as equity as it is not mandatorily redeemable, and there are no unconditional obligations in that (1) the Company must or may settle in a variable number of its equity shares and (2) the monetary value is predominantly (a) fixed, (b) varying with something other than the fair value of the Company’s equity shares or (c) varying inversely in relation to the Company’s equity shares.

Because the Series B Preferred Stock contain certain embedded features that could affect the ultimate settlement of the Series B Preferred Stock, the Company analyzed the instrument for embedded derivatives that require bifurcation. The Company’s analysis began with determining whether the Series B Preferred Stock is more akin to equity or debt.  The Company evaluated the following criteria/features in this determination: redemption, voting rights, collateral requirements, covenant provisions, creditor and liquidation rights, dividends, conversion rights and exchange rights. The Company determined that the preponderance of evidence suggests the Series B Preferred Stock was more akin to equity than to debt when evaluating the economic characteristics and risks of the entire Series B Preferred Stock, including the embedded features. The Company then evaluated the embedded features to determine whether their economic characteristics and risks were clearly and closely related to the economic characteristics and risks of the Series B Preferred. Since, the Series B Preferred Stock was determined to be more akin to equity than debt, and the underlying that causes the value of the embedded features to fluctuate would be the value of the Company’s Common Stock, the embedded features were considered clearly and closely related to the Series B Preferred Stock. As a result, the embedded features would not need to be bifurcated from the Series B Preferred Stock.

Any beneficial conversion features, related to the exercise of the Most Favored Nation exchange right or the application of the Mandatory Conversion provision, would be recognized upon the occurrence of the contingent events based on its intrinsic value at the commitment date.

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

Accounting for the Series B Warrants

The Series B Warrants issued in the Series B Private Placement contain an adjustment clause affecting the exercise price of the Series B Warrants, which may be reduced if the Company issues shares of Common Stock or convertible securities at a price below the then-current exercise price of the Series B Warrants. As a result, we determined that the Series B Warrants were not indexed to the Company’s Common Stock and therefore should be recorded as a derivative liability, based on their fair value at the time of issuance. The fair value of Series B Warrants will be re-measured at each reporting period, and any resultant changes in fair value will be recorded in the Company’s Consolidated Statement of Operations.

Accounting for the Series A Warrants

The Company concluded the freestanding Series A Warrants were indexed to the Company’s Common Stock and should be classified in stockholder’s equity, based on their relative fair value.

Allocation of Proceeds of the Series B Private Placement

The $1,257,500 proceeds of the Series B Private Placement were allocated first to the Series B Warrants based on their fair value, and then to the Series B Preferred Stock and Series A Warrant instruments based on their relative fair values. A Monte Carlo simulation approach was used to determine the fair value of the Series B Warrants at issuance, which was $154,700 (see Note 13 for inputs to the Monte Carlo simulation). The remaining proceeds of $1,102,800 were then allocated between the Series B Preferred Stock and the Series A Warrants, based on the relative fair value.

The Series B Preferred Stocks were valued on an as-if-converted basis based on the underlying Common Stock.  The Series A Warrants were valued using the Black-Scholes model with the following input at the time of issuance: expected term of 5.25 years based on their contractual life, volatility of 123% based on the Company’s historical volatility and risk free rate of 1.65% based on the rate of the 5-years U.S. treasury bill.

After allocation of the proceeds, the effective conversion price of the Series B Preferred Stock was determined to be beneficial and, as a result, the Company recorded a deemed dividend of $225,296 equal to the intrinsic value of the beneficial conversion feature.

The Series B Registration Rights Agreement

In connection with the closing of the Series B Private Placement, the Company entered into a registration rights agreement (the “Series B Registration Rights Agreement”) with the Series B Investors, in which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission ("SEC") to register for resale the shares of common stock underlying the Series B Preferred Stock, the Series A Warrants and the Series B Warrants within 30 calendar days of the final closing date of March 31, 2015 (the “Filing Date”), and to have the registration statement declared effective within 120 calendar days of the Filing Date.

If the Registration Statement has not been filed with the SEC on or before the Filing Date, the Company shall, on the business day immediately following the Filing Date, and each 15th day thereafter, make a payment to the Series B Investors as partial liquidated damages for such delay (together, the “Late Registration Payments”) equal to 2.0% of the purchase price paid for the Series B Preferred Stock then owned by the Series B Investors for the initial 15 day period and 1.0% of the purchase price for each subsequent 15 day period until the Registration Statement is filed with the SEC.  Late Registration Payments will be prorated on a daily basis during each 15 day period and will be paid to the Series B Investors by wire transfer or check within five business days after the end of each 15 day period following the Filing Date.

NOTE 7 – STOCK OPTIONS

Under our 2012 Incentive Plan, which is administrated by the compensation committee of the Board of Directors, we have reserved 3,116,789 shares of common stock available for issuance and we may grant to employees, non-employee directors and consultants, equity incentives in the form of, among other, stock options, restricted stock, and stock appreciation rights. As of February 28, 2015, we had a total of 454,227 shares of common stock that remained available for issuance under the 2012 Incentive Plan.

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

During the year ended February 28, 2014, the Company issued options to purchase 300,000 shares of common stock at $3.25 per share to members of its management team and its Board of Directors. The options vest in four equal installments on each of May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 and expire on April 5, 2023. These options have a total fair value of $632,794 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.68%; (2) an expected term of 5.25 years; (3) an expected volatility of 128.9%; and (4) zero expected dividends.  For the year ended February 28, 2014, the Company recognized $632,794 in expense for these options. During the year ended February 28, 2015, 100,000 of these stock options were cancelled in an effort to reduce the fully-diluted share count and increase the number of available stock options. The Company determined that the transaction was not considered to be a modification of these stock-based awards. All stock-based compensation related to these options recognized in the fiscal year ended February 28, 2014 has not been reversed.

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

During the year ended February 28, 2014, the Company issued options to purchase 190,000 shares of common stock at $1.50 per share to employees. The options vest based on certain performance-based milestones and expire on December 16, 2023. These options have a total fair value of $270,274 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.12%; (2) an expected term of 10 years; (3) an expected volatility of 121.5%; and (4) zero expected dividends.  For the year ended February 28, 2014, the Company did not recognize any expense for these options.  During the year ended February 28, 2015, an aggregate of 90,000 of these options vested once certain milestones were completed by the employees, which included the completion of the research plan, lab setup, essential hires and investor presentation for the therapeutics program.  The Company recognized $127,000 in expense during the year ended February 28, 2015.

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

During the year ended February 28, 2015, 220,000 non-employee performance-based stock options vested with a value of $232,000.  These options vested based on the completion of a trial and subsequent publication of results on June 3, 2014. The Company recognized $232,000 in expense during the year ended February 28, 2015.

During the year ended February 28, 2015, the Company issued options to purchase 600,000 shares of common stock at $1.10 per share to members of its management team. The options expire on October 14, 2024. The options vest upon certain milestones being achieved as follows: (i) 200,000 stock options shall fully vest two years following the date of issuance; (ii) of the remaining 400,000 stock options, one-third shall vest once the Company’s CLIA laboratory is operational, one-third shall vest upon the Company’s first commercial sale, and one-third shall vest upon the Company achieving $25 million in sales for the prior twelve month period.  These options had a total fair value of $368,002 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.66%; (2) an expected term of 5.33 years; (3) an expected volatility of 116%; and (4) zero expected dividends.  The Company has recognized $24,131 in expense in connection with the tranche with time-vesting condition of these options during the year ended February 28, 2015. The Company has not recognized any stock based compensation for the tranches with performance-vesting conditions, and expects to recognize the compensation expense when vesting become probable, which has not yet occurred.

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

During the year ended February 28, 2015, 121,000 stock options issued to certain members of our scientific advisory board and clinical advisory board with an exercise price equal to $1.50 per share. These options vested immediately and had a total fair value of $59,290 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.73%; (2) an expected term of 10 years; (3) an expected volatility of 121%; and (4) zero expected dividends.  For the year ended February 28, 2015, the Company recognized $59,290 in expense for these options.

During the year ended February 28, 2015, 24,000 stock options issued to certain members of our scientific advisory and clinical advisory board with an exercise price equal to $0.54 per share. The options vest in four equal installments on each of February 1, 2015, May 1, 2015, August 1, 2015 and November 1, 2015 and expire on November 1, 2024. Compensation expense related to these options is measured at each vesting date and each reporting period for the unvested tranche. The aggregated fair value of these options on the measurement dates amounted to $14,480 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.92%; (2) an expected term of 9.9 years; (3) an expected volatility of 123%; and (4) zero expected dividends.  For the year ended February 28, 2015, the Company recognized $5,243 in expense for these options.

During the year ended February 28, 2014, stock option expense totaling $1,540,884 and $106,688 was recorded in general and administrative expenses and in research and development expenses, respectively.

During the year ended February 28, 2015, stock option expense totaling $319,664 and $128,000 was recorded in general and administrative expenses and in research and development expenses, respectively.

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at February 28, 2014	2,680,000	$1.70	-	-
Forfeited, cancelled and expired	(615,000)	$1.56	-	-
Issued	745,000	$1.15	-	-
Outstanding and expected to vest at February 28, 2015	2,810,000	$1.58	$20,670	8.29
Exercisable at February 28, 2015	1,742,000	$1.78	$17,790	7.67

As of February 28, 2015, 6,000 options are exercisable at $0.54 per share with a weighted average life of 9.93 years, 841,500 options are exercisable at $0.68 per share with a weighted average life of 6.86 years, 221,000 options are exercisable at $1.50 with a weighted average life of 9.42 years, and 673,500 options are exercisable at $3.25 with a weighted average life of 8.10 years.

Additionally, the following options have yet to vest: 600,000 options issued to employees with an exercise price of $1.10 and a weighted average life of 9.62 years; 18,000 options issued to advisors with an exercise price of $0.54 and a weighted average life of 9.91 years; and 450,000 options issued a consultant with an exercise price of $1.50 and a weighted average life of 8.79 years

As of February 28, 2015, we had $121,899 of unrecognized compensation related to employee and consultant stock options that are expected to vest over a weighted average period of 1.53 years, and $240,000 of unrecognized compensation related to employee stock options whose recognition is dependent on certain milestones to be achieved.  Additionally, there were 450,000 stock options with a performance vesting condition that were granted to consultants which will be measured and recognized when vesting becomes probable.

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

NOTE 8 – WARRANTS

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

During the year ended February 28, 2014, the Company issued 295,833 warrants in connection with the issuance of Convertible Notes and 93,468 warrants in connection with an amendment of certain convertible notes during the year ended February 28, 2014.  See Note 9 for more details on these transactions.

During the year ended February 28, 2014, in connection with the issuance of 2013 Notes, the Company issued placement agent warrants to purchase an aggregate of 8,480 shares of common stock.  These placement agent warrants are exercisable at $2.50 per share, have a term of 5 years and a cashless exercise feature and vested immediately. The fair value of these warrants was determined to be $25,498, as calculated using a Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 0.74%; (2) an expected term of 5 years; (3) an expected volatility of 134%; and (4) zero expected dividends.

During the year ended February 28, 2015, the Company issued 25,000 warrants in connection with the issuance of Additional 2014 Notes referenced in Note 9 below. These warrants were issued on March 4, 2014, are exercisable at $2.10 per share, expire on March 4, 2019 and vested immediately. These warrants were recorded as a debt discount based on their relative fair value.

During the year ended February 28, 2015, the Company issued 155,000 warrants in connection with the issuance of the May 2014 Notes referenced in Note 9 below. These warrants were issued between May 22, 2014 and June 26, 2014, are exercisable at $1.50 per share and expire between May 22, 2019 and June 26, 2019. These warrants vested immediately. These warrants were recorded as a debt discount based on their relative fair value.

During the year ended February 28, 2015, the Company issued an aggregate of 3,066,000 warrants in connection with the closing of the Qualified Financing as described in Note 6. 2,962,500 warrants were issued on June 30, 2014, and 103,500 warrants were issued on July 14, 2014 and expire on June 30, 2018 and July 14, 2018, respectively. These warrants vested immediately. These warrants are exercisable at $1.50 per share..  The warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the consolidated balance sheet.

During the year ended February 28, 2015, the Company issued 1,714,773 Series A Warrants in connection with the closing of the Series B Private Placement as described in Note 6. These warrants were issued on December 31, 2014, are exercisable at $0.70 per share and expire on March 31, 2020. These warrants vested immediately and do not contain any provision that would require liability treatment, therefore they were classified as equity in the consolidated balance sheet.

During the year ended February 28, 2015, the Company issued 145,600 Series A Warrants to placement agents in connection with the closing of the Series B Private Placement as described in Note 6. These warrants were issued on December 31, 2014, are exercisable at $0.70 per share and expire on March 31, 2020. These warrants vested immediately and did not contain any provisions that would require liability treatment. On the grant date, the fair value of the placement agent warrants was $46,592, as calculated using a Black-Scholes model, which was recorded as a stock issuance cost. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.65%; (2) an expected term of 5.25 years; (3) an expected volatility of 123%; and (4) zero expected dividends.

During the year ended February 28, 2015, the Company issued 455,000 Series B Warrants in connection with the closing of the Series B Private Placement as described in Note 6. These warrants were issued on December 31, 2014, are exercisable at $0.55 per share and expire on March 31, 2020. These warrants vested immediately. These warrants contained a full ratchet anti-dilution price protection provision, which required the Series B Warrants to be classified as derivative warrant liability (See Note 6 and Note 12).

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at February 28, 2014	3,146,355	$1.24	$-	-
Issued	5,561,371	$1.16	$-	-
Outstanding at February 28, 2015	8,707,726	$1.19	$72,250	3.33

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

The following table summarizes common stock purchase warrants exercisable at February 28, 2015:

Exercise prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$0.55	455,000	5.09	455,000
$0.68	220,000	1.71	220,000
$0.70	1,860,371	5.09	1,860,371
$0.91	1,497,124	1.93	1,497,124
$1.40	786,250	1.49	786,250
$1.50	3,371,000	3.27	3,371,000
$2.10	472,001	2.96	472,001
$2.50	25,980	2.87	25,980
$3.00	20,000	1.92	20,000

NOTE 9 – CONVERTIBLE NOTES

2013 Notes

From January to May 2013, the Company issued convertible promissory notes in the aggregate principal amount of $1,487,000, originally due December 31, 2013 (the “2013 Notes”).

The 2013 Notes bore interest at the rate of 8% per annum, originally matured on December 31, 2013 and ranked senior to the Company’s issued and outstanding indebtedness and equity securities.  Upon the closing by the Company of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to us of at least $3,500,000 in the aggregate, inclusive of the 2013 Notes, the outstanding principal amount of the 2013 Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) automatically convert into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the 2013 Notes, the noteholders have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $2.50 per share.

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

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

During the year ended February 28, 2015 and 2014, we recorded $159,647 and $77,207 of accretion expense related to the Amended 2013 Notes.

During the year ended February 28, 2015, the Company repaid the principal amount of $100,000 plus accrued interest of 2013 Notes to a holder thereof.

2014 Notes

In November 2013, the Company issued convertible promissory notes in the aggregate principal amount of $500,000 with 83,333 detachable warrants that can be exercised at $2.10 per share within a four year period (the “2014 Notes”).

The 2014 Notes bore interest at the rate of 8% per annum, originally matured on May 31, 2014 and ranked pari passu to the 2013 Notes and senior to the Company’s issued and outstanding and equity securities.  Upon the closing by MetaStat of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $3,500,000 in the aggregate inclusive of the 2013 Notes and the 2014 Notes, the outstanding principal amount of the 2014 Notes together with all accrued and unpaid interest thereunder (the “Outstanding Balance”) automatically convert into such securities, including warrants, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing).  Commencing six months following the issuance date of the 2014 Notes, the noteholders have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $1.50 per share.

Additional 2014 Notes

In January and February 2014, the Company issued convertible promissory notes in the aggregate principal amount of $855,000 with 142,500 detachable warrants that can be exercised at $2.10 per share within a five-year period and in May 2014, the Company issued convertible promissory notes in the aggregate principal amount of $75,000 with 25,000 detachable warrants that can be exercised at $1.50 per share within a five-year period (together, the “Additional 2014 Notes”).

The Additional 2014 Notes bore interest at the rate of 8% per annum, originally matured on June 30, 2014 and ranked pari passu to the Company’s issued and outstanding convertible promissory notes and senior to the Company’s issued and outstanding equity securities.  Upon the closing by the Company of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $5,000,000 in the aggregate inclusive of the 2013 Notes, 2014 Notes and Additional 2014 Notes, the outstanding principal amount of the Additional 2014 Notes, together with all accrued and unpaid interest thereunder (the “Outstanding Balance”), automatically convert into such securities, including warrants of the Company, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing). Following the issuance date of the Additional 2014 Notes, the noteholders have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $1.50 per share.

May 2014 Notes

In May and June 2014, the Company issued convertible promissory notes in the aggregate principal amount of $465,000 with 155,000 detachable warrants that can be exercised at $1.50 per share within a five-year period (the “May 2014 Notes”).

The May 2014 Notes bore interest at the rate of 8% per annum, originally matured on August 15, 2014 and ranked pari passu to the Company’s issued and outstanding 2013 Notes, 2014 Notes, and Additional 2014 Notes and senior to the Company’s issued and outstanding equity securities. Upon the closing by the Company of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $5,000,000 in the aggregate inclusive of the 2013 Notes, 2014 Notes, Additional 2014 Notes and May 2014 Notes, the outstanding principal amount of the May 2014 Notes together with all accrued and unpaid interest (the “Outstanding Balance”) automatically convert into such securities, including Warrants of the Company as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing). Following the issuance date of the May 2014 Notes, the noteholders have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $1.50 per share.

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

Debt Discount and beneficial conversion feature

The detachable warrants issued in connection with the 2013 Notes, the 2014 Notes, the Additional 2014 Notes, and the May 2014 Notes (collectively the “Convertible Notes”) were recorded as a debt discount based on their relative fair value.

The detachable warrants issued during the year ended February 28, 2014 had a weighted-average fair value of $1.48 per share, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 0.88%; (2) an expected term of 4 years; (3) an expected volatility of 129%; and (4) zero expected dividends.

The detachable warrants issued during the year ended February 28, 2015 had a weighted-average fair value of $0.97 per share, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.64%; (2) an expected term of 5 years; (3) an expected volatility of 116.8%; and (4) zero expected dividends.

Some of the Convertible Notes issued during the years ended February 28, 2015 and 2014, included a conversion feature that was in the money at the commitment date. The intrinsic value of the conversion feature was recorded as a debt discount at the time of issuance of the related Convertible Notes.

The relative fair value of the warrants and the intrinsic value of the beneficial conversion feature for the convertible notes issued during the years ended February 28, 2015 and 2014 totaled $173,035 and $889,355, respectively, and was recorded as a discount to the convertible debt.

During the year ended February 28, 2015 and 2014, $379,672 and $752,762, respectively, was recognized as accretion expense related to the debt discount.

Automatic Exchange of the Convertible Notes

During the year ended February 28, 2015, the Company completed the Qualified Financing whereby all outstanding Convertible Notes with aggregate principal amounts totaling $3,357,000 were automatically exchanged into the securities offered in the Qualified Financing.  The exchange also included approximately $201,413 of accrued interest.  As of February 28, 2015, the Company has no Convertible Notes outstanding.

During the year ended February 28, 2015, as a result of the exchange of the Convertible Notes in the Qualified Financing, the Company recorded an expense during the year ended February 28, 2015, amounting to $2,324,759.  The expense was measured at the intrinsic value of the beneficial conversion feature for each of the Convertible Notes at their respective measurement date.

NOTE 10 – SHORT-TERM NOTES

The Company received an aggregate of $65,000 in December 2014 from two members of the Board of Directors, in the form of short-term notes. These notes were applied to the purchase price of the December 31, 2014 closing of the Series B Private Placement (See Note 6). The interest was considered de minimis.

NOTE 11 – MARKETABLE SECURITIES HELD FOR SALE

As part of the June 30, 2014 Qualified Financing (see Note 6), the Company received 4,800,000 shares of common stock of Quantum Materials Corp (“Consideration Shares”) in lieu of $1,000,000 of cash proceeds from an investor. In the event the Company does not receive gross proceeds of at least $1,000,000 from the sale of the Consideration Shares by the earliest to occur of (i) September 28, 2014 or (ii) the date the Company has sold of the Consideration Shares, then the investor shall make a payment to the Company equal to the difference between $1,000,000 and the aggregate gross proceeds received by the Company from the sale of the Consideration Shares.  In the event the Company received gross proceeds of at least $1,000,000 from the sale of the Consideration Shares within the 90 days following the closing date of the equity financing, the Company shall immediately cease to sell the Consideration Shares and return all the unsold Consideration Shares to the investor and any proceeds from the sale of the Consideration Shares in excess of the $1,000,000.

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

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

The Company generated approximately $1 million of gross proceeds from the sale of 3,730,695 Consideration Shares through September 28, 2014.

On October 14, 2014, the Company entered into an agreement with the investor whereby the remaining 1,069,305 Consideration Shares were to remain with the Company in exchange for the issuance of Series A Convertible Preferred Stock (see Note 6). As of February 28, 2015, the Company sold all remaining Consideration Shares for approximately $214,000 of gross proceeds and incurred a loss of $42,421 on the holding and selling of the securities.

NOTE 12 – FAIR VALUE MEASUREMENTS

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, and accounts payable, accrued expenses and the convertible notes other than the Amended 2013 Notes, approximate the fair value at February 28, 2015 and 2014 based upon the short-term nature of the assets and liabilities.

As of February 28, 2014, the Amended 2013 Notes had a carrying value of $1,320,689, which approximated its fair value based on Level 2 inputs.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	February 28, 2015	February 28, 2014
Fair value at the beginning of the year:	$-	$-
Issuance of derivative warrant liability (Series B Warrants):	154,700	-
Change in fair value:	118,300	-
Fair value at end of the year:	$273,000	$-

The Series B Warrants were measured at fair value on the issuance date using a Monte Carlo simulation and will be re-measured to fair value at each balance sheet date, and any resultant changes in fair value will be recorded in earnings. The Monte Carlo simulation as of December 31, 2014 used the following assumptions: (1) a stock price of $0.40; (2) a risk free rate of 1.65%; (3) an expected volatility of 123% and (4) a fundraising event to occur on September 30, 2015 that would result in the issuance of additional common stock. The Monte Carlo simulation as of February 28, 2015, used the following assumptions: (1) a stock price of $0.70; (2) a risk free rate of 1.50%; (3) an expected volatility of 125% (4) a fundraising event to occur on September 30, 2015 that would result in the issuance of additional common stock.

NOTE 13 – EQUIPMENT

Equipment consists of the following:

	Estimated Useful lives	February 28, 2015	February 28, 2014
Research equipment	7 years	$548,991	$165,537
Computer and software equipment	5 years	73,704	72,909
		622,695	238,446
Accumulated depreciation and amortization		(96,089)	(34,192)
Equipment, net		$526,606	$204,254

Depreciation of equipment utilized in research and development activities is included in research and development expenses. All other depreciation is included in general and administrative expense. Depreciation and amortization expense was $61,897 and $21,796 for the years ended February 28, 2015 and 2014, respectively.

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

On March 26, 2014, we entered into an agreement to finance the purchase of research equipment for a purchase price of $318,603. The terms of the agreement require a down payment of $21,115 and 36 monthly payments of $10,260. The agreement further requires a security deposit of $238,952, which will be refunded to the Company in three equal installments upon the payment of the twelfth, the twenty-fourth and the thirty-sixth monthly payments. This security deposit has been satisfied by the Company. As further security, a personal guaranty was required of our chief executive officer.

Capital lease obligation and future payments of capital lease obligations as of February 28, 2015 were as follows:

Year Ending February 28,
(In thousands)
2016	$123,120
2017	123,120
2018	61,560
307,800
Less: amount representing interest	38,159
Capital lease obligations	269,641
Less: current portion	99,965
Noncurrent	$169,676

NOTE 14 – RELATED PARTY TRANSACTIONS

During the year ended February 28, 2014, we paid a shareholder an aggregate of $110,000 of consulting fees for financial advisory services and issued to the same shareholder 100,000 options with an exercise price of $3.25 on April 5, 2013.

During the year ended February 28, 2015, we paid a shareholder an aggregate of $40,000 of consulting fees for financial advisory services.

NOTE 15 – INCOME TAXES

During the fiscal years ended February 28, 2015, and February 28, 2014, MetaStat incurred net losses and, therefore, has no tax liability.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

	February 28, 2015	February 28, 2014
Income tax benefit at the federal statutory rate	34%	34%
Permanent differences	(3)%	(4)%
Increase in valuation allowance	(31)%	(30)%

Provision for income tax	0%	0%

As at February 28, 2015, and February 28, 2014, deferred tax assets (liabilities) consisted of the following:

	February 28, 2015	February 28, 2014
Net operating loss carryforwards	$4,987,120	$2,830,058
Stock-based compensation	1,183,918	904,278
	6,171,038	3,734,336
Depreciation	(10,273)	(10,273)
	6,160,765	3,724,063
Less: Valuation allowance	(6,160,765)	(3,724,063)
Net deferred tax asset	$-	$-

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period as well as the period in which those temporary differences become deductible. Management considers the reversal of taxable temporary differences, projected taxable income and tax planning strategies in making this assessment. Based upon historical losses and the possibility of continued taxable losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets and thus recorded a valuation allowance against the entire net deferred tax asset balance. The valuation allowance increased by $2,436,702 and $1,914,808 in the years ended February 28, 2015 and 2014, respectively.

At February 28, 2015, the cumulative federal and state net operating loss carry-forwards are $12,783,603 and $10,786,111, respectively and, and will expire between 2029 and 2035.

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

The Company records interest and penalties related to unrecognized tax benefits within income tax expense.  The Company had not accrued any interest or penalties related to unrecognized benefits.  No amounts were provided for unrecognized tax benefits attributable to uncertain tax positions as of February 28, 2015 and 2014. The Company is no longer subject to Federal income tax assessment for years before 2011.  However, since the Company has incurred net operating losses every year since inception, all of its income tax returns are subject to examination and adjustments by the Internal Revenue Service for at least three years following the year in which the tax attributes are utilized.

NOTE 16 – SUBSEQUENT EVENTS

Series B Private Placement

On March 27, 2015, the Company entered into an amended and restated securities purchase agreement (the “A&R Purchase Agreement”) with a number of new and existing accredited and institutional investors, which A&R Purchase Agreement amended and restated the securities purchase agreement dated as of December 31, 2014. Pursuant to the A&R Purchase Agreement, the Company sold an aggregate of $3,388,250 of its shares of Series B Preferred Stock convertible into common stock at $0.55 per share.

In addition, pursuant to the A&R Purchase Agreement, the Company issued amended and restated Series A Warrants, which amended and restated the Series A Warrants issued on December 31, 2014, to purchase up to an aggregate of 4,620,341 shares of common stock at an initial exercise price per share of $0.70. The Series A Warrants expire on March 31, 2020.

Pursuant to the A&R Purchase Agreement, on March 27 and March 31, 2015, the Company issued an aggregate of 387.4088 shares of Series B Preferred Stock convertible into 3,874,088 shares of common stock and Series A Warrants to purchase up to 2,905,568 shares of common stock for an aggregate purchase price of $2,130,750, of which $18,000 was paid through the conversion of accrued liabilities to a Company consultant.

In connection with the above issuances, the Company paid to placement agents an aggregate cash fee of $121,300 and issued an aggregate of 309,927 placement agent warrants. The placement agent warrants shall have the same terms as the Series A Warrants. Additionally, the Company paid certain expenses totaling $26,150 to the placement agents and their legal counsel.

Along with the A&R Purchase Agreement, we entered into an amended and restated registration rights agreement with the Series B Preferred Stock investors.  If the Company does not file a registration statement within 30 days of the final closing of the Series B Private Placement to register the shares the Series B Preferred Stock can be converted into and the warrants can be exercised into, it will be subject to late registration payments to be paid to the Series B Preferred Stock investors.

METASTAT INC.
Notes to Consolidated Financial Statements
February 28, 2015 and 2014

Settlement

On April 1, 2015, the Company entered into a settlement agreement to settle a dispute with two affiliated security holders in which the Company paid $150,000, in exchange for the cancellation of all Company securities held by such parties, which included an aggregate of 160,908 shares of common stock and 100,000 common stock purchase warrants. Additionally, the Company reimbursed $3,000 of legal expenses to the two affiliated security holders. The Company will recognize a gain or loss on the cancellation of the securities on the settlement date.

Consulting and Investor Relations Agreements

Effective March 1, 2015, the Company entered into a consulting agreement with a consultant to provide internal investor relations activities and external investor relations support. The term of the agreement is twelve (12) months, expires on February 28, 2016, and may be cancelled by either party with thirty (30) days prior written notice. The agreement calls for a cash payment of $6,500 per month. Additionally, the Company issued the consultant stock options to purchase an aggregate of 100,000 shares of Common Stock with a strike price of $0.75 per share. The stock options have milestone vesting and were issued outside of the 2012 Incentive Plan.

Effective March 10, 2015, the Company entered into a consulting agreement with a consultant to provide consulting and advisory services to the Company and the Board of Directors. The term of the agreement is twelve (12) months, expires February 28, 2016, and may be cancelled by the Company with thirty (30) days prior written notice. In connection with entering into the agreement, the Company issued an aggregate of 120,000 shares of Common Stock to the consultant for services.

Effective April 1, 2015, we entered into an agreement with an investor relations firm to provide investor relations and online media services. The initial term of the agreement is three (3) months and may be cancelled by the Company with two (2) days prior written notice. The agreement calls for a monthly payment of (i) $30,000 in cash, and (ii) the issuance of 100,000 shares of Common Stock. The consultant has agreed not to sell or dispose the shares before December 31, 2015. On May 8, 2015, we provided two days prior written notice of termination to cancel the engagement effective May 11, 2105.

Effective May 7, 2015, we entered into a consulting agreement with a consultant to provide capital markets advise. The term of the contract is 12 months that may be cancelled by either party with 30-days advanced written notice. The agreement calls for a monthly payment of (i) $2,000 in cash, (ii) the issuance of 8,333 five-year warrants with an exercise price equal to $1.00 per share, and (iii) the issuance of 10,417 five-year warrants with an exercise price equal to $1.25 per share.  In the event the company raises additional capital in excess of $500,000, the cash fee shall increase to $5,000 per month

Registration Statement

Pursuant to the Registration Rights Agreement entered into in connection with the Series B Private Placement, the Company filed the Registration Statement on Form S-1 with the SEC on April 10, 2015.

Option Issuance and Cancellation

Effective April 15, 2015, a member of our scientific and clinical advisory board refused delivery of 8,000 stock options granted on November 1, 2014. The Company has cancelled these options.

On May 18, 2015, the Board approved the issuance of 300,000 stock options for each of the four independent members of our Board. The options were issued outside of the 2012 Incentive Plan. The options will vest annually as follows based upon each Board member continued Board service: 100,000 options will vest at the one-year anniversary; 100,000 will vest at the two-year anniversary; and 100,000 will vest at the three-year anniversary of the issuance date. The options have a strike price of $0.39 per share.

Board Resignation

Effective as of May 16, 2015, the board of directors accepted the resignation of Dr. David Epstein as a board member. Dr. Epstein resigned for the purpose of focusing his attention on the business of ASET, an entity affiliated with Dr. Epstein and in which he is a principal. ASET licenses the Company's therapeutic assets pursuant to a License, Development and Commercialization Agreement entered into by the parties in November 2014. The resignation of Dr. Epstein was not due to any disagreement on any matter relating to the Company's operations, policies or practices.