Form 10-Q
period 2015-05-31
MetaStat, Inc.
filed 2015-07-15
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from               to               .

Commission File Number 000-52735

METASTAT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8753132
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

27 Drydock Ave, 2nd Floor
Boston, Massachusetts 02210
(Address of principal executive offices)

(617) 531-6500
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

As of July 14, 2015, 27,630,052 shares of the registrant’s common stock, $0.0001 par value, were issued and outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MetaStat Inc.
Condensed Consolidated Balance Sheets

	May 31,	February 28,
	2015	2015
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,032,563	$257,820
Prepaid expenses	159,860	38,748
Assets held for sale	85,196	-
Total Current Assets	1,277,619	296,568

Equipment
(net of accumulated depreciation of $98,053 and $96,089, respectively)	514,487	526,606
Refundable deposits	281,052	278,952

TOTAL ASSETS	$2,073,158	$1,102,126

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	$336,534	$293,152
Accrued expense	129,179	4,565
Current portion of capital lease	102,773	99,965
Accrued interest payable	-	2,351
Accrued dividends on Series B Preferred Stock	45,530	16,767
Total Current Liabilities	614,016	416,800

Capital lease	142,870	169,676
Warrant liability	136,500	273,000
TOTAL LIABILITIES	893,386	859,476

STOCKHOLDERS' EQUITY

Series A convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 874,257 and 874,257 shares issued and outstanding respectively)	87	87
Series B convertible preferred stock ($0.0001 par value; 1,000 shares authorized; 621 and 229 shares issued and outstanding respectively)	-	-
Common Stock, ($0.0001 par value; 150,000,000 shares authorized; 27,630,052 and 27,470,960 shares issued and outstanding respectively)	2,763	2,747
Additional paid-in-capital	20,974,978	18,962,965
Accumulated deficit	(19,798,056)	(18,723,149)
Total stockholders' equity	1,179,772	242,650

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,073,158	$1,102,126

The accompanying notes are an integral part of the condensed consolidated financial statements.

MetaStat Inc.
Unaudited Condensed Consolidated Statements of Operations
	Three Months ended
	May 31, 2015	May 31, 2014

Revenue	$-	$-
Total Revenue	-	-

Operating Expenses
General & administrative	948,895	529,836
Research & development	219,327	258,747
Total Operating Expenses	1,168,222	788,583

Other Expenses (income)
Interest expense	4,917	58,673
Accretion expense	-	342,073
Deferred financing costs amortization	-	45,392
Other income, net	(169)	(2,637)
Change in fair value of warrant liability	(136,500)	-
Settlement expense	38,437	-
Total Other Expenses (Income)	(93,315)	443,501

Net Loss	$(1,074,907)	$(1,232,084)

Loss attributable to common shareholders and loss per common share:
Net loss	(1,074,907)	(1,232,084)
Deemed Dividend on Series B Preferred Stock issuance	(1,067,491)	-
Accrued dividends on Series B Preferred Stock	(55,262)	-

Loss attributable to common shareholders	$(2,197,660)	$(1,232,084)
Net loss per share, basic and diluted	$(0.08)	$(0.06)
Weighted average of shares outstanding	27,138,854	21,622,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

MetaStat Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months ended
	May 31, 2015	May 31, 2014

Net loss	$(1,074,907)	$(1,232,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,845	9,222
Share based compensation	207,112	33,750
Accretion expense	-	342,073
Change in fair value of warrant liability	(136,500)	-
Net changes in assets and liabilities:
Other receivable	-	20,000
Prepaid expenses	(13,862)	(21,427)
Deferred financing costs	-	45,392
Refundable deposit	(2,100)	(238,952)
Accounts payable	43,382	439,651
Accrued expenses	53,114	32,662
Interest payable	(2,351)	50,080
Net Cash used in Operating Activities	(901,267)	(519,633)

Purchase of equipment	(97,922)	(7,533)
Net Cash used in Investing Activities	(97,922)	(7,533)

Proceeds from issuance of convertible notes	-	225,000
Re-purchase of common stock and warrants	(111,563)	-
Proceeds from issuance of Series B preferred stock and warrants, net	1,945,244	-
Payment of convertible notes	-	(100,000)
Payment of short-term debt	(35,750)	-
Payment of capital lease obligation	(23,999)	-
Net Cash provided by Financing Activities	1,773,932	125,000

Increase (decrease) in cash and cash equivalents	774,743	(402,166)

Cash at the beginning of the period	257,820	483,408
Cash at the end of the period	$1,032,563	$81,242

Common stock issued for services not yet rendered (prepaid expense)	$-	$67,500
Issuance on lease financing for fixed assets	$-	$318,603
Financing of insurance premium through short-term debt	$107,250	$93,840
Warrants issued with convertible notes	$-	$35,289
Beneficial conversion feature in convertible notes	$-	$31,221
Warrants issued to placement agent	$158,441	$-
Series B Preferred Stock accrued dividends	$55,262	$-
Series B Preferred PIK dividend	$26,498	$-
Reclassification of equipment to assets held for sale	$85,196	$-

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

These interim financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States consistent with those applied in, and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended February 28, 2015 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on May 28, 2015. These financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of May 31, 2015 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to current presentation.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses of $19,798,056 as of May 31, 2015 and has not generated revenues or positive cash flows from operations.  The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – CAPITAL STOCK

The Company has authorized 160,000,000 shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 10,000,000 are shares of “blank-check” preferred stock.

Our board of directors (“Board”) is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of common stock. The preferred stock could be utilized as a method of discouraging, delaying or preventing a change in control.

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

Stated Value

Each share of Series B Preferred Stock will have a stated value of $5,500, subject to adjustment for stock splits, combinations and similar events (the “Stated Value”).

Dividends

Cumulative dividends on the Series B Preferred Stock accrue at the rate of 8% of the Stated Value per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year, from and after the date of the initial issuance.  Dividends are payable in kind in additional shares of Series B Preferred Stock valued at the Stated Value or in cash at the sole option of the Company. At May 31, 2015 and February 28, 2015, the dividend payable to the holders of the Series B Preferred stocks amounted to approximately $45,530 and $16,767, respectively. During the three months ended May 31, 2015, the Company issued 4.818 shares of Series B Preferred Stock for payment of dividends amounting to $26,498.

Liquidation Rights

If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Series A Preferred Stock or common stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. At May 31 and February 28, 2015, the value of the liquidation preference of the Series B Preferred stocks aggregated to approximately $3,460,000 and $1,274,000, respectively.

Conversion; Anti-Dilution Adjustments

Each share of Series B Preferred Stock will be convertible at the holder’s option into common stock in an amount equal to the Stated Value plus accrued and unpaid dividends thereon through the conversion date divided by the then applicable conversion price. The initial conversion price is $0.55 per share (the “Series B Conversion Price”) and is subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of common stock, or mergers or reorganizations, as well as “full ratchet” anti-dilution adjustments for future issuances of other Company securities (subject to certain standard carve-outs) at prices less than the applicable Series B Conversion Price.

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

Most Favored Nation

For a period of up to 30 months after March 31, 2015, if the Company issues any New Securities (as defined below) in a private placement or public offering (a “Subsequent Financing”), the holders of Series B Preferred Stock may exchange all of the Series B Preferred Stock at their Stated Value plus all Series A Warrants (as defined below) issued to the Series B Preferred Stock investors in the Series B Private Placement for the securities issued in the Subsequent Financing on the same terms of such Subsequent Financing.  This right expires upon the earlier of (i) September 30, 2017 and (ii) the consummation of a bona fide underwritten public offering in which the Company receives aggregate gross proceeds of at least $5,000,000.  “New Securities” means shares of the common stock, any other securities, options, warrants or other rights where upon exercise or conversion the purchaser or recipient receives shares of the common stock, or other securities with similar rights to the common stock, subject to certain standard carve-outs.

See Note 3 for the accounting treatment of the Series B Preferred Stock.

NOTE 3 – EQUITY TRANSACTIONS

Issuances of common stock for services

During the three months ended May 31, 2014, the Company issued 50,000 shares of common stock to a consultant for services that vested immediately. The fair value of the shares amounted to $67,500 on the grant date. This transaction was recorded as a pre-paid expense of which $33,750 was expensed during the three months ended May 31, 2014.

During the three months ended May 31, 2015, the Company issued an aggregate of 320,000 shares of common stock to consultants for services that vested immediately. The fair value of the shares amounted to $133,406 on the grant dates, which was recognized into general and administrative expense during the three months ended May 31, 2015.

Settlement

On April 1, 2015, the Company entered into a settlement agreement to settle a dispute with two affiliated security holders in which the Company paid $150,000, in exchange for the cancellation of all Company securities held by such parties, which included an aggregate of 160,908 shares of common stock, 25,000  common stock purchase warrants with an exercise price of $2.10 and 75,000 common stock purchase warrants with an exercise price of $1.50 Additionally, the Company reimbursed $3,000 of legal expenses to the two affiliated security holders. The Company recorded the fair value of the instruments as a reduction of equity as equity instruments were cancelled and recognized a settlement expense of $38,437 for the excess of the amount paid over the fair value of the cancelled equity instruments.

Series B preferred stock financing – the Series B Private Placement

The Company entered into an amended and restated securities purchase agreement (the “A&R Series B Purchase Agreement”) on March 27, 2015 and March 31, 2015 with a number of new and existing accredited investors (collectively, the “Series B Investors”) pursuant to which it sold $2,130,750 of Series B Preferred Stock convertible into common stock at $0.55 per share in a private placement (the “Series B Private Placement”).  In addition, pursuant to the A&R Series B Purchase Agreement, the Company issued series A warrants (the “Series A Warrants”) to purchase up to 2,905,568 shares of common stock at an initial exercise price per share of $0.70 to the Series B Investors. The Series A Warrants expire on March 31, 2020.

Pursuant to the closings of the Series B Private Placements in March 2015, the Company issued 387.4088 shares of Series B Preferred Stock convertible into 3,874,088 shares of common stock and Series A Warrants to purchase 2,905,568 shares of common stock for an aggregate purchase price of $2,130,750, of which $18,000 represents the exchange of stock-based compensation to a consultant that was to be settled in the form of shares of common stock and was settled is Series B Preferred Stock and Series A Warrants. As a result of the exchange, the Company recorded an additional $12,695 of stock-based compensation.

In connection with the March 2015 closings of the Series B Private Placement, the placement agents were paid a total cash fee of $147,451 including expense allowances and reimbursements, and were issued an aggregate of 309,927 Series A Warrants. On the grant dates, the fair value of the placement agent warrants amounted to $158,441 and was recorded as a stock issuance cost. Net proceeds amounted to $1,945,244 after deducting offering expenses to be paid in cash, including the placement agent fees and legal fees and other expenses.

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

Because the Series B Preferred Stock contain certain embedded features that could affect the ultimate settlement of the Series B Preferred Stock, the Company analyzed the instrument for embedded derivatives that require bifurcation. The Company’s analysis began with determining whether the Series B Preferred Stock is more akin to equity or debt.  The Company evaluated the following criteria/features in this determination: redemption, voting rights, collateral requirements, covenant provisions, creditor and liquidation rights, dividends, conversion rights and exchange rights. The Company determined that the preponderance of evidence suggests the Series B Preferred Stock was more akin to equity than to debt when evaluating the economic characteristics and risks of the entire Series B Preferred Stock, including the embedded features. The Company then evaluated the embedded features to determine whether their economic characteristics and risks were clearly and closely related to the economic characteristics and risks of the Series B Preferred Stock. Since, the Series B Preferred Stock was determined to be more akin to equity than debt, and the underlying that causes the value of the embedded features to fluctuate would be the value of the Company’s common stock, the embedded features were considered clearly and closely related to the Series B Preferred Stock. As a result, the embedded features would not need to be bifurcated from the Series B Preferred Stock.

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

Allocation of Proceeds of the Series B Private Placement on March 27 and 31, 2015

The $2,130,750 proceeds from the Series B Private Placement on March 27 and 31, 2015 were allocated to the Series B Preferred Stock and Series A Warrant instruments based on their relative fair values.

The Series B Preferred Stock was valued on an as-if-converted basis based on the underlying common stock.  The Series A Warrants were valued using the Black-Scholes model with the following weighted-average input at the time of issuance: expected term of 5.0 years based on their contractual life, volatility of 125% based on the Company’s historical volatility and risk free rate of 1.4% based on the rate of the 5-years U.S. treasury bill.

After allocation of the proceeds, the effective conversion price of the Series B Preferred Stock was determined to be beneficial and, as a result, the Company recorded a non-cash deemed dividend of $1,067,491 equal to the intrinsic value of the beneficial conversion feature.

The Series B Registration Rights Agreement

In connection with the closing of the Series B Private Placement, the Company entered into an amended and restated registration rights agreement (the “A&R Series B Registration Rights Agreement”) with the Series B Investors, in which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission ("SEC") to register for resale the shares of common stock underlying the Series B Preferred Stock, the Series A Warrants and the Series B Warrants within 30 calendar days of the final closing date of March 31, 2015 (the “Filing Date”), and to have the registration statement declared effective within 120 calendar days of the Filing Date.

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

The Company filed the Registration Statement on Form S-1 with the SEC on April 10, 2015, and as a result no penalty was incurred.

NOTE 4 – STOCK OPTIONS

On June 22, 2015, our shareholders approved amending our Amended and Restated 2012 Omnibus Securities and Incentive Plan (the “2012 Incentive Plan”) to increase the number of authorized shares of common stock reserved for issuance under the 2012 Incentive Plan to a number not to exceed fifteen percent (15%) of the issued and outstanding shares of common stock on an as converted primary basis (the “As Converted Primary Shares”) on a rolling basis. For calculation purposes, the As Converted Primary Shares shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2012 Incentive Plan. The number of authorized shares of common stock reserved for issuance under the 2012 Incentive Plan shall automatically be increased concurrently with the Company’s issuance of fully paid and non- assessable shares of As Converted Primary Shares. Shares shall be deemed to have been issued under the 2012 Incentive Plan solely to the extent actually issued and delivered pursuant to an award.

During the three months ended May 31, 2015, the Company issued options to purchase 100,000 shares of common stock at $0.75 per share to a consultant. The options vest upon achieving certain performance-based milestones and expire on March 1, 2025. The Company will measure the fair value of these options with vesting contingent on achieving certain performance-based milestones and recognize the compensation expense when vesting becomes probable.  The fair value will be measured using a Black-Scholes model. During the three months ended May 31, 2015, 25,000 of these options vested based on achieving certain milestones and the Company recognized $8,000 in stock-based compensation in connection with these options.

During the three months ended May 31, 2015, the Company issued options to purchase 1,200,000 shares of common stock at $0.55 per share to non-executive members of its Board. The options vest in three equal installments on each of May 18, 2016, May 18, 2017, and May 18, 2018 and expire on May 18, 2025. These options had a total fair value of $388,000 as calculated using the Black-Scholes model.  During the three months ended May 31, 2015, the Company recognized $9,016 of compensation expense related to these options

The weighted average inputs to the Black-Scholes model used to value the stock options granted during the three months ended May 31, 2015 are as follows:

Expected volatility	123%
Expected dividend yield	0.00%
Weighted average risk-free interest rate	1.88%
Expected Term	6.08 years

During the three months ended May 31, 2015, 8,000 options previously issued to a member of the Company’s Scientific and Clinical Advisory Board were mutually cancelled by the parties.  The member will continue to serve on the Company’s Scientific and Clinical Advisory Board without any equity compensation.

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2015	2,810,000	$1.58	$20,670	8.29
Granted	1,300,000	0.55	-	-
Exercised	-	-	-	-
Forfeited	8,000	0.54	-	-
Expired	-	-	-	-

Outstanding and expected to vest at May 31, 2015	4,102,000	$1.26	$-	8.65
Exercisable at May 31, 2015	1,769,000	$1.76	$-	7.25

As of May 31, 2015, 8,000 options are exercisable at $0.54 per share with a weighted average life of 9.67 years, 841,500 options are exercisable at $0.68 per share with a weighted average life of 6.61 years, 25,000 options exercisable at $0.75 per share with a life of 9.75 years, 221,000 options are exercisable at $1.50 with a weighted average life of 8.75 years, and 673,500 options are exercisable at $3.25 with a weighted average life of 7.85 years.

Additionally, the options that have yet to vest were as follows: 8,000 options exercisable at $0.54 per share with a weighted average life of 9.67 years; 1,200,000 options exercisable at $0.55 per share with a weighted average life of 9.97 years; 75,000 options are exercisable at $0.75 with a weighted average life of 9.75 years; 450,000 options are exercisable at $1.50 with a weighted average life of 8.55 years and 600,000 options are exercisable at $1.10 with a weighted average life of 9.38 years.

As of May 31, 2015, we had $468,206 of unrecognized compensation related to employee and consultant stock options that are expected to vest over a weighted average period of 1.87 years and, $240,000 of unrecognized compensation related to employee stock options whose recognition is dependent on certain milestones to be achieved.  Additionally, there were 525,000 stock options with a performance vesting condition that were granted to consultants which will be measured and recognized when vesting becomes probable.

NOTE 5 – WARRANTS

For the three months ended May 31, 2014, the Company issued 50,000 warrants in connection with the issuance of convertible notes referenced in Note 6 below. These warrants were issued between March 4, 2014 and May 27, 2014, are exercisable at $1.50 per share and expire between March 4, 2019 and May 27, 2019. These warrants vest immediately. The warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

In connection with the issuance of the convertible notes referenced in Note 6 below, the Company issued placement agent warrants to purchase an aggregate of 8,480 shares of common stock.  These placement agent warrants are exercisable at $2.50 per share, have a term of 5 years,a cashless exercise feature and vest immediately. The fair value of these warrants was determined to be $25,498, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 0.74%; (2) an expected term of 5 years; (3) an expected volatility of 134%; and (4) zero expected dividends.

For the three months ended May 31, 2015, the Company issued an aggregate of 2,905,568 Series A Warrants in connection with the issuances of Series B Preferred Stock in March 2015, referenced in Note 3. These Series A Warrants were issued on March 27 and 31, 2015, are exercisable at $0.70 per share and expire on March 31, 2020. The Series A Warrants vest immediately. The Series A Warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

In connection with the issuances of the Series B Preferred Stock on March 27 and 31, 2015, the Company issued placement agent warrants to purchase an aggregate of 309,927 shares of common stock.  These placement agent warrants had the same terms as the Series A Warrants and were issued on March 27, 2015, are exercisable at $0.70 per share and expire on March 31, 2020. These placement agent warrants vest immediately. The fair value of these warrants was determined to be $158,441, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.41%; (2) an expected term of 5.0 years; (3) an expected volatility of 125% and (4) zero expected dividends.

For the three months ended May 31, 2015, the Company issued an aggregate of 18,750 warrants to a consultant for services. These warrants were issued on May 31, 2015 and expire on May 31, 2020. 8,333 of such warrants are exercisable at $1.00 per share and 10,417 of such warrants are exercisable at $1.25 per share. These warrants vest immediately. The fair value of these warrants was determined to be $4,771, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.49%; (2) an expected term of 5.0 years; (3) an expected volatility of 124%; and (4) zero expected dividends. For the three months ended May 31, 2015, the Company recognized $4,771 of stock-based compensation for these warrants.

For the three months ended May 31, 2015, 25,000 common stock purchase warrants with an exercise price of $2.10 and 75,000 common stock purchase warrants with an exercise price of $1.50 were repurchased and cancelled as part of a settlement of a dispute with two affiliated security holders (see Note 3).

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2015	8,707,726	$1.19	$72,250	3.33
Granted	3,234,245	0.70	-	-
Exercised	-	-	-	-
Cancelled	100,000	1.65	-	-
Expired	-	-	-	-

Outstanding at May 31, 2015	11,841,971	$1.05	$-	3.56

Warrants exercisable at May 31, 2015 are:

Exercise prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$0.55	455,000	4.84	455,000
$0.68	220,000	1.46	220,000
$0.70	5,075,866	4.84	5,075,866
$0.91	1,497,124	1.67	1,497,124
$1.00	8,333	5.00	8,333
$1.25	10,417	5.00	10,417
$1.40	786,250	1.24	786,250
$1.50	3,296,000	3.02	3,296,000
$2.10	447,001	2.87	447,001
$2.50	25,980	2.62	25,980
$3.00	20,000	1.67	20,000

NOTE 6 – CONVERTIBLE NOTES

2013 Notes

From January to May 2013, the Company issued convertible promissory notes in the aggregate principal amount of $1,487,000, originally due December 31, 2013 (the “2013 Notes”).

On December 31, 2013, the Company entered into certain amendments to its outstanding 2013 Notes with the holders of an aggregate of $1,387,000 principal amount of 2013 Notes (the “Amendments”). The Company determined the Amendments constituted a substantive modification of the 2013 Notes and, as a result, we accounted for this transaction as extinguishment of debt instrument and recorded the amended 2013 Notes at their fair value, amounted to $1,243,482, based on level 2 inputs, specifically prices for a subsequent issuance of comparable debt instruments.

During the three months ended May 31, 2015 and 2014, we recorded $0 and $120,399 of accretion expense related to the amended 2013 Notes.

2014 Notes

During the three months ended May 31, 2014, the Company issued additional 2014 Notes (as defined below) in the aggregate principal amount of $225,000 with 25,000 detachable warrants that can be exercised at $1.50 per share within a five-year period and 25,000 detachable warrants that can be exercised at $2.10 per share within a four-year period.

The promissory notes originally due June 30 and August 15, 2014 (the “2014 Notes”) bore interest at the rate of 8% per annum and ranked pari passu to the Company’s issued and outstanding convertible promissory notes and senior to the Company’s issued and outstanding equity securities.  Upon the closing by the Company of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $5,000,000 in the aggregate inclusive of previously issued convertible notes, the outstanding principal amount of the 2014 Notes, together with all accrued and unpaid interest thereunder (the “Outstanding Balance”), automatically convert into such securities, including warrants of the Company, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing). Following the issuance date of the 2014 Notes, the noteholders have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $1.50 per share.

Debt Discount and beneficial conversion feature

The detachable warrants issued in connection with the convertible notes were recorded as a debt discount based on their relative fair value.

The relative fair value of the warrants and the intrinsic value of the beneficial conversion feature for the convertible notes issued during the three months ended May 31, 2014 totaled $66,510, and was recorded as a discount to the convertible debt.

During the three months ended May 31, 2015 and 2014, $0 and $221,674, respectively, was recognized as accretion expense related to the debt discount.

Automatic Exchange of the Convertible Notes

The Company completed the Qualified Financing on June 30, 2014, whereby all outstanding convertible notes were automatically exchanged into the securities offered in the Qualified Financing.  As of May 31, 2015, the Company has no convertible notes outstanding.

NOTE 7 – LICENSE AGREEMENTS AND COMMITMENTS

License Agreements

In August 2010, we entered into a License Agreement (the “License Agreement”) with Einstein, MIT, Cornell and IFO-Regina. Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  We have satisfied all license maintenance payments due through May 31, 2015 and are required to make payments of $50,000 in 2015, $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

Effective March 2012, we entered into a second license agreement dated January 3, 2012 (the “Second License Agreement”) with Einstein. Pursuant to the Second License Agreement, we are required to make annual license maintenance fee payments beginning on January 3, 2013.  We have satisfied all license maintenance payments due through May 31, 2015 and are required to make additional payments of $30,000 in 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

Effective December 2013, we entered into a diagnostic license agreement (the “Alternative Splicing Diagnostic License Agreement”) with MIT and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology, Einstein, and Montefiore Medical Center.  Pursuant to the Alternative Splicing Diagnostic License Agreement, we are required to make annual license maintenance fee payments for each license beginning on January 1, 2015.  We have satisfied the license maintenance payment of $10,000 for 2015. We are required to make additional payments of $15,000 in 2016, $25,000 in 2017, $37,500 in 2018, and $50,000 in 2019 and every year each license is in effect thereafter.  These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

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

NOTE 8 – LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH ASET THERAPEUTICS, LLC

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

On June 22, 2015, effective May 31, 2015, the Company and ASET entered into a side letter that clarifies certain terms of the MOU including allowing for the equity investments in multiple tranches.

In addition, the parties have mutually agreed to an extension of the $150,000 due the Company on March 1, 2015 in connection with the reimbursement the for certain costs. ASET issued an interest free promissory note to the Company in the aggregate amount of $150,000, payable in three installments of $50,000 each due on June 1, 2015, July 1, 2015 and August 1, 2015, respectively. The Company has received the first payment due June 1, 2015.

ASET also issued the Company a promissory note in the principal amount of $75,000 for the purchase of the equipment and fixed assets of the Stony Brook, NY laboratory, which are presented as assets available for sale in the consolidated balance sheet. This note is interest free and matures on December 30, 2015. In the event the Company has purchased at least $925,000 in equity of ASET prior to December 30, 2015, then the Company may use this note as payment for its remainder purchase of equity in ASET.

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

The primary beneficiary is the party who has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. We determined that we are not the primary beneficiary of ASET based primarily on the facts that we do not have the power to direct ASET’s operations nor do we have any obligation to absorb ASET losses. As a result, ASET has not been consolidated by us.

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

NOTE 9 – FAIR VALUE MEASUREMENTS

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate the fair value at May 31 and February 28, 2015 based upon the short-term nature of the assets and liabilities.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

May 31, 2015
Fair value at the beginning of period:	$273,000
Change in fair value:	(136,500)
Fair value at end of period:	$136,500

The Series B warrants contain an adjustment clause affecting the exercise price of the Series B warrants, which may be reduced if the Company issues shares of common stock or convertible securities at a price below the then-current exercise price of the Series B warrants. As a result, we determined that the Series B warrants were not indexed to the Company’s common stock and therefore should be recorded as a derivative liability.

The Series B Warrants were measured at fair value on the issuance date using a Monte Carlo simulation and will be re-measured to fair value at each balance sheet date, and any resultant changes in fair value will be recorded in earnings. The Monte Carlo simulation as of May 31 and February, 2015 used the following assumptions: (1) a stock price of $0.35 and $0.70, respectively; (2) a risk free rate of 1.49% and 1.50%, respectively; (3) an expected volatility of 125% and (4) a fundraising event to occur on September 30, 2015 that would result in the issuance of additional common stock.

NOTE 10 – EQUIPMENT

Equipment consists of the following:

	Estimated Useful lives	May 31, 2015	February 28, 2015
Research equipment	7 years	$538,836	$548,991
Computer and software equipment	5 years	73,704	73,704
		612,540	622,695
Accumulated depreciation and amortization		(98,053)	(96,089)
Equipment, net		$514,487	$526,606

Depreciation and amortization expense was $24,845 and $9,222 for the three months ended May 31, 2015 and 2014, respectively. Depreciation of equipment utilized in research and development activities is included in research and development expenses and amounted to $21,160 and $5,665 for the three months ended May 31, 2015 and 2014, respectively. All other depreciation is included in general and administrative expense and amounted to $3,685 and $3,557 for the three months ended May 31, 2015 and 2014, respectively.

On March 26, 2014, we entered into an agreement to finance the purchase of research equipment for a purchase price of $318,603. The terms of the agreement require a down payment of $21,115 and 36 monthly payments of $10,260. The agreement further requires a security deposit of $238,952, which will be refunded to the Company in three equal installments upon the payment of the twelfth, the twenty-fourth and the thirty-sixth monthly payments. This security deposit has been satisfied by the Company. As further security, a personal guaranty was required of our former chief executive officer.

Capital lease obligation and future payments of capital lease obligations as of May 31, 2015 were as follows:

Period Ending May 31,
2016	$92,340
2017	123,120
2018	61,560
277,020
Less: amount representing interest	31,377
Capital lease obligations	245,643
Less: current portion	102,773
Noncurrent	$142,870

NOTE 11 – NET LOSS PER SHARE

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period.  Restricted shares issued with vesting condition that have not been met at the end of the period are excluded from the computation of the weighted average shares. As of May 31, 2015 and 2014, 437,818 and 303,153, restricted shares of common stock, respectively, were excluded from the computation of the weighted average shares.

Diluted net loss per common share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares generally consist of incremental shares issuable upon exercise of stock options and warrants and shares issuable from convertible securities.  When dilutive, warrants classified as liability are included in the potential common shares and any change in fair value of the warrant for the period presented is excluded from the net loss. For the period ended May 31, 2015, the liability warrants were not dilutive.

In computing diluted loss per share for the periods ended May 31, 2015 and 2014, no effect has been given to the common shares issuable at the end of the period upon the conversion or exercise of the following securities as their inclusion would have been anti-dilutive:

	May 31, 2015	May 31, 2014
Stock options	4,102,000	2,680,000
Warrants	11,841,971	3,196,355
Convertible notes	-	1,769,854
Preferred stock	7,082,887	-
Total	23,026,858	7,646,209

NOTE 12 – SUBSEQUENT EVENTS

Management Changes

On June 17, 2015, Oscar L. Bronsther, M.D. resigned as our Chief Executive Officer and Chief Medical Officer. Dr. Bronsther will retain his position as a member of our Board and has entered a consulting agreement to become Chairman of our Scientific and Clinical Advisory Board. In connection with Dr. Bronsther’s resignation as Chief Executive Officer and Chief Medical Officer, the Company entered into a standard separation and release agreement with Dr. Bronsther.  In recognition of his contribution to the Company over the last 3 years, Dr. Bronsther was granted ten-year options to purchase 400,000 stock options at an exercise price of $0.55 per share, which options vest immediately. Dr. Bronsther shall have the right to exercise any of such options for a period of 180 days following the expiration or termination of the consulting agreement.

The Company also entered into a consulting agreement with Dr. Bronsther to serve as the Chairman of the Company’s Scientific and Clinical Advisory Board. The agreement has a term of 12 months and may be terminated by either party upon 30 days prior written notice. In the event of any termination by the Company for any reason, Dr. Bronsther shall be entitled to all compensation under the agreement as if he remained a consultant for the remainder of the agreement term. The agreement provides that the Company pay Dr. Bronsther $14,444 per month in cash (payable over 18 months) along with reimbursement of all reasonable and necessary expenses.  In addition, Dr. Bronsther will be granted ten-year options to purchase 150,000 stock options at an exercise price per share of $0.55, which options vest upon achieving certain milestones including (i) securing tumor cohort(s) for the purposes of conducting analytical and clinical validation studies, (ii) closing $1 million of new retail investors introduced by Dr. Bronsther and (iii) recruitment of key opinion leaders to become members of the Scientific and Clinical Advisory Board.

On June 17, 2015, we entered into an employment agreement with Douglas Hamilton to join us as President and Chief Executive Officer for a term of two years.  The employment agreement provides for a base salary of $260,000 and an annual milestone bonus equal to 150% of Mr. Hamilton’s compensation thereunder, based on his attainment of certain financial, clinical development, and/or business milestones to be established annually by the Company’s Board or compensation committee.

Mr. Hamilton was also granted ten-year options to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.55 per share. 150,000 options vested immediately and the remaining 750,000 vest upon achieving various milestones including (i) up-listing of the Company’s common stock to a national securities exchange, (ii) certification of the CLIA laboratory, (iii) achieving a market capitalization of $100 million, (iv) first commercial product sales, and (v) achieving a sales threshold of $25 million over 12 consecutive months.

Option Issuance

On June 30, 2015, the Company issued an aggregate of 75,000 options with a strike price of $0.55 per share to employees with annual milestone vesting over three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” “the Company” and “MetaStat” refer to MetaStat, Inc. and its subsidiary. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2015. Readers are cautioned not to place undue reliance on these forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information appearing in our Annual Report on Form 10-K for the year ended February 28, 2015.

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

ASET License Agreement

On November 25, 2014, we entered into the ASET License Agreement with ASET, a private third party entity affiliated with one of the Company’s directors.  The ASET License Agreement sets forth the rights and obligations of the parties with respect to the grant by the Company to ASET of an exclusive license of certain of the Company’s therapeutic assets and an exclusive sublicense, with the right to sublicense through multiple tiers, of all rights and obligations under the Company’s existing Alternative Splicing Therapeutic License Agreement dated as of as of December 7, 2013. The licensed technology includes: (i) Alternative Splicing Event (ASE) technology based on International Patent Application WO 2012/116248 A1 entitled "Alternatively Spliced mRNA Isoforms as Prognostic and Therapeutic Tools for Metastatic Breast Cancer and Other Invasive/Metastatic Cancers"; and (ii) Technology and know-how stemming from all ASE discovery work carried out in our labs at SUNY Stony Brook from September 2013 through November 25, 2014. The ASET License Agreement provides that the Company has the right to commercialize any Companion Diagnostics arising from the work performed by ASET under the ASET License Agreement, pursuant to an exclusive sublicense.

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

Going Concern

Since our inception, we have generated significant net losses. As of May 31, 2015, we had an accumulated deficit of $19,798,056. We incurred net losses of $1,074,907 and $1,232,084 for the periods ended May 31, 2015 and 2014, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through October 2015, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations and could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in the Form 10-K for the year ended February 28, 2015.  We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Stock-based Compensation

We account for share-based payment awards issued to employees and members of our Board by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation using a straight-line basis over the requisite service period, generally the vesting period.  For awards issued to non-employees, the measurement date is the date when the performance is complete or when the award vests, whichever is the earliest. Accordingly, non-employee awards are measured at each reporting period until the final measurement date. The fair value of the award is recognized as stock-based compensation over the requisite service period, generally the vesting period.

 Debt and Equity Instruments

We analyze debt and equity issuance for various features that would generally require either bifurcation and derivative accounting, or recognition of a debt discount or premium under authoritative guidance.

Detachable warrants issued in conjunction with debt are measured at their relative fair value, if they are determined to be equity instrument, or their fair value, if they are determined to be liability instruments, and recorded as a debt discount.

Conversion features that are in the money at the commitment date constitute a beneficial conversion feature that is measured at its intrinsic value and are recognized as debt discount or deemed dividend. Debt discount is amortized as accretion expense over the maturity period of the debt using the effective interest method.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2015 and May 31, 2014

Revenues.  There were no revenues for the three months ended May 31, 2015 and May 31, 2014, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses. General and administrative expense was $948,895 for the three months ended May 31, 2015 as compared to $529,836 for the three months ended May 31, 2014. This represents an aggregate increase of approximately $419,059. Stock-based compensation was $207,112 for the three months ended May 31, 2015 as compared to $33,750 for the three months ended May 31, 2014. Excluding non-cash stock-based compensation expense, general and administrative expenses increased by approximately $245,697 to $741,783 for the three months ended May 31, 2015 from $496,086 for the three months ended May 31, 2014.  Accounting and corporate legal fees, corporate communications expense, executive consulting expense, investor relations expense and office lease, utilities and maintenance expense all increased by approximately $102,293, $66,481, $39,910, $38,500 and $20,013, respectively. Increased general and administrative expenses were partially offset by decreases in payroll expense and intellectual property expense of approximately $33,750 and $16,198, respectively.

Research and Development Expenses. Research and development expenses decreased by $39,420 to $219,327 for the three months ended May 31, 2015 from $258,747 for the three months ended May 31, 2014. Increases in diagnostic research and development spending were offset by larger decreases in therapeutic research and development spending associated with the divestiture of the therapeutic assets. Diagnostics research spending increased by $59,998 while therapeutic research spending, payroll expense and healthcare reimbursement decreased by $76, 372, $30,228, and $6,900, respectively.

Other (Income) Expense.Other (income) expense amounted to $(93,315) for the three months ended May 31, 2015 as compared to $443,501 for the three months ended May 31, 2014.  This represents a decrease of $536,816. This decrease was due in part to the reduction of accretion expense in connection with the retired promissory notes and the decrease in the fair value of the Series B warrant liability of approximately $342,073 and $136,500, respectively.

Net Loss. As a result of the factors described above, we had a net loss of $1,074,907 for the three months ended May 31, 2015 as compared to $1,232,084 for the three months ended May 31, 2014.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of May 31, 2015, we had an accumulated deficit of $19,798,056.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock, preferred stock, and convertible promissory notes. Through May 31, 2015, we had received net proceeds of $6,133,605 through the sale of common stock to investors, $256,311 through the sale of Series A Preferred Stock to investors, $3,388,250 through the sale of Series B Preferred Stock to investors and $3,457,000 from the sale of convertible promissory notes.  As of May 31, 2015, we had cash and cash equivalents of $1,032,563 and debt of $245,643.  As a result of the most recent sale of Series B Preferred Stock through May 31, 2015, we have issued and outstanding warrants to purchase 11,841,971 shares of our common stock at a weighted average exercise price of $1.05, which could result in proceeds to us of $12,445,095 if all outstanding warrants were exercised for cash.

Cash Flows

As of May 31, 2015, we had $1,032,563 in cash and cash equivalents, compared to $81,242 on May 31, 2014.

Net cash used in operating activities was $901,267 for the three months ended May 31, 2015 compared to $519,633 for the three months ended May 31, 2014. The increase in cash used of $381,634 was primarily due to increased public company expenses and facilities costs associated with the new Boston laboratory and head office.

Net cash used in investing activities was $97,922 for the three months ended May 31, 2015, compared to $7,533 for the three months ended May 31, 2014. This increase of $90,389 was attributed to increases in laboratory equipment purchases for our research & development and CLIA laboratory facility in Boston. We expect amounts used in investing activities to increase in fiscal year 2016 and beyond as we grow our corporate operations, expand research and development activities and establish and add capacity in our commercial laboratory.

Net cash provided by financing activities during the three months ended May 31, 2015 was $1,773,932 compared to $125,000 for the three months ended May 31, 2014. Financing activities consisted primarily of proceeds from the sale of Series B Preferred Stock and warrants for the three months ended May 31, 2015 and from the issuance of convertible promissory notes and warrants for the three months ended May 31, 2014.

Contractual Obligations

As of May 31, 2015, we had the following contractual commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
License Agreement	$525	$50	$275	$200		$(1)

Second License Agreement	$455	$30	$225	$200		$(2)

Alternative Splicing Diagnostic License Agreements (3)	$228	$15	$113	$100		$(4)

Antibody License Agreement	$100	$10	$50	$40		$(5)

Lease Agreement (6)	$158	$126	$32	$-	$

Health Care Equipment Funding (7)	$277	$123	$153	$-	$

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

Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  We have satisfied all license maintenance payments due through May 31, 2015. We are required to make payments of $50,000 in 2015, $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

Pursuant to the Second License Agreement, we are required to make annual license maintenance fee payments beginning on January 3, 2013.  We have satisfied all license maintenance payments due through May 31, 2015. We are required to make additional payments of $30,000 in 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

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

Pursuant to the Memorandum of Understanding between the Company and ASET (as assignee), as amended (the “MOU”), ASET is obligated to invest an aggregate of $1.25 million in new equity in the Company, $250,000 of which was invested in the June 30, 2014 and July 14, 2014 closings of the Qualified Financing (Note 6) with the balance to be invested in a separate financing or financings on substantially similar terms on or before December 31, 2015.  In the event that ASET does not satisfy its investment obligation, the ASET License Agreement will terminate and the assets will automatically revert back to the Company.  The MOU also required ASET to pay for all costs and expenses of the SUNY Stony Brook facility, up to a maximum of $50,000 per month, until the transfer of such assets under the ASET License Agreement. In addition, ASET agreed to reimburse the Company $150,000 for certain costs incurred at such facility by March 1, 2015.

On June 22, 2015, effective May 31, 2015, the Company and ASET entered into a side letter that clarifies certain terms of the MOU including allowing for the equity investments in multiple tranches.

In addition, the parties have mutually agreed to an extension of the $150,000 due the Company on March 1, 2015 in connection with the reimbursement the for certain costs. ASET issued an interest free promissory Note to the Company in the aggregate amount of $150,000, payable in three installments of $50,000 each due on June 1, 2015, July 1, 2015 and August 1, 2015, respectively. The Company has received the first payment due June 1, 2015.

ASET also issued the Company a Note to the Company in the principal amount of $75,000 for the purchase of the equipment and fixed assets of the Stony Brook, NY laboratory. The Note is interest free and matures on December 30, 2015. In the event the Company has purchased at least $925,000 in equity of ASET prior to December 30, 2015, then the Company may use the Note as payment for its remainder purchase of equity in ASET.

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

Equipment

On March 26, 2014, we entered into an agreement with HealthCare Equipment Funding located in Roswell, Georgia to finance the purchase of a Perkin Elmer Vectra 2.0 microscope for a purchase price of $318,603. The terms of the agreement require a down payment of $20,520 to cover the final two payments (months 35 and 36) and 34 monthly payments of $10,260 beginning on September 1, 2014. The agreement further requires a security deposit of $238,952, which will be refunded to the Company in three equal installments upon the payment of the twelfth, the twenty-fourth and the thirty-sixth monthly payments. This security deposit has been satisfied by the Company. As further security, a personal guaranty was required of our former chief executive officer.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Vice President, Finance, of the effectiveness of disclosure controls and procedures as of May 31, 2015. Based upon that evaluation, management, including the Chief Executive Officer and Vice President, Finance, concluded that the design and operation of disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of May 31, 2015.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of May 31, 2015.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during the three months ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

METASTAT, INC.

Date: July 15, 2015	By	/s/ Douglas A. Hamilton
Douglas A. Hamilton President and Chief Executive Officer (Principal Executive Officer)