Form 10-Q
period 2015-08-31
MetaStat, Inc.
filed 2015-10-15
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

As of October 14, 2015, there were 1,855,423 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MetaStat, Inc.
Condensed Consolidated Balance Sheets

	August 31,	February 28,
	2015	2015
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,087,982	$257,820
Notes receivable	175,000	-
Prepaid expenses	186,727	38,748
Total Current Assets	1,449,709	296,568

Equipment
(net of accumulated depreciation of $121,864 and $96,089, respectively)	542,212	526,606
Refundable deposits	42,100	278,952

TOTAL ASSETS	$2,034,021	$1,102,126

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	$265,826	$293,152
Accrued expenses	266,991	4,565
Current portion of capital lease	-	99,965
Note payable (net of discount $453,793)	977,081	-
Accrued interest payable	8,000	2,351
Accrued dividends on Series B Preferred Stock	46,441	16,767
Total Current Liabilities	1,564,339	416,800

Capital lease	-	169,676
Derivative warrant liability	250,644	273,000
TOTAL LIABILITIES	1,814,983	859,476

STOCKHOLDERS' EQUITY

Series A convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 874,257 and 874,257 shares issued and outstanding respectively)	87	87
Series B convertible preferred stock ($0.0001 par value; 1,000 shares authorized; 633 and 229 shares issued and outstanding respectively)	-	-
Common Stock, ($0.0001 par value; 150,000,000 shares authorized; 1,855,423 and 1,831,483 shares issued and outstanding respectively)	185	183
Additional paid-in-capital	21,278,693	18,965,529
Accumulated deficit	(21,059,927)	(18,723,149)
Total stockholders' equity	219,038	242,650

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,034,021	$1,102,126

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014

Revenue	$-	$-	$-	$-
Total Revenue	-	-	-	-

Operating Expenses
General & administrative	1,076,032	1,267,176	2,024,928	1,802,677
Research & development	317,968	479,635	537,294	732,717
Total Operating Expenses	1,394,000	1,746,811	2,562,222	2,535,394

Other Expenses (income)
Interest expense	40,444	217,860	45,361	618,606
Deferred financing costs amortization	-	15,131	-	60,523
Other income, net	(139,967)	(522)	(140,136)	(3,159)
Beneficial conversion feature	-	2,324,760	-	2,324,760
Change in fair value of warrant liability	(36,400)	-	(172,900)	-
Change in fair value of put embedded in note payable	3,134	-	3,134	-
Settlement expense	660	-	39,097	-
Total Other Expenses (Income)	(132,129)	2,557,229	(225,444)	3,000,730

Net Loss	$(1,261,871)	$(4,304,040)	$(2,336,778)	$(5,536,124)

Loss attributable to common shareholders and loss per common share:

Net loss	$(1,261,871)	$(4,304,040)	$(2,336,778)	$(5,536,124)
Deemed Dividend on Series B Preferred Stock issuance		-	(1,067,491)	-
Accrued dividends on Series B Preferred Stock	(69,205)	-	(124,467)	-
Loss attributable to common shareholders	$(1,331,076)	$(4,304,040)	$(3,528,736)	$(5,536,124)

Net loss per share, basic and diluted	$(0.73)	$(2.53)	$(1.94)	$(3.52)

Weighted average shares outstanding	1,823,003	1,702,820	1,816,136	1,572,171

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	August 31, 2015	August 31, 2014

Cash Flows from Operating Activities:
Net loss	$(2,336,778)	$(5,536,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,657	18,572
Share-based compensation	492,359	359,000
Loss on assets held for sale	10,196	-
Loss on settlement of capital lease	8,820	-
Common stock issued for services	-	310,375
Accretion expense	29,883	539,319
Gain related to reimbursement of prior period research and development expenses (Note 9)	(100,000)	-
Beneficial conversion feature	-	2,324,759
Amortization of deferred financing costs	-	60,523
Change in fair value of warrant liability	(172,900)	-
Change in fair value of put embedded in note payable	3,134	-
Net changes in assets and liabilities:
Other receivable	-	20,000
Prepaid expenses	(40,729)	(35,452)
Refundable deposits	(2,100)	(278,952)
Accounts payable	(27,326)	135,843
Accrued expenses	226,676	49,753
Interest payable	5,649	63,712
Net cash (used in) operating activities	(1,854,459)	(1,968,672)

Cash Flows from Investing Activities:
Proceeds received from settlement of capital lease	2,897	-
Proceeds from sale of investment	-	785,962
Purchase of equipment	(149,458)	(10,090)
Net cash (used in) provided by investing activities	(146,561)	775,872

Cash Flows from Financing Activities:
Proceeds from issuance of notes	1,200,000	615,000
Payment of debt issuance costs	(88,592)	-
Proceeds from issuance of common stock and warrants, net	-	750,000
Re-purchase of common stock and warrants	(111,563)	-
Proceeds from issuance of Series B preferred stock and warrants, net	1,945,244	-
Payment of convertible notes	-	(100,000)
Payment of short-term debt	(71,500)	(59,951)
Payment of capital lease obligation	(42,407)	-
Net cash provided by financing activities	2,831,182	1,205,049

Net increase in cash and cash equivalents	830,162	12,249

Cash and cash equivalents at the beginning of the period	257,820	483,408
Cash and cash equivalents at the end of the period	$1,087,982	$495,657

Supplemental Disclosure of Non-Cash Financing Activities:
Warrant liability associated with note payable	$150,544	$-
Issuance on lease financing for fixed assets	$-	$318,603
Securities held-for-sale exchanged for common stock and preferred shares	$-	$1,344,000
Common stock and warrants issued for conversion of debt	$-	$3,558,413
Accrued offering costs	$-	$29,999
Financing of insurance premium through short-term debt	$107,250	$93,840
Note receivable received for sale of assets	$75,000	$-
Warrants issued to placement agents	$175,241	$-
Series B Preferred PIK dividend	$94,793	$-
Series B Preferred Stock accrued dividends	$124,467	$-
Capital lease settled against deposit	$227,235	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

MetaStat, Inc. (“we,” “us,” “our,” the “Company,” or “MetaStat”) is a pre-commercial molecular diagnostic company focused on the development and commercialization of novel diagnostics that provide oncologists with actionable information to optimize treatment strategies based on the specific nature or “metastatic potential” of each patients tumor.  We believe cancer treatment strategies can be personalized and outcomes improved through new diagnostic tools that identify the aggressiveness and metastatic potential of primary tumors. The Company was incorporated on March 28, 2007 under the laws of the State of Nevada.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MetaStat Biomedical, Inc., a Delaware corporation and all significant intercompany balances have been eliminated by consolidation.

These interim unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended February 28, 2015 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on May 28, 2015. These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of August 31, 2015 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to current presentation.

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

Reverse Stock Split

On October 8, 2015, we effected a 1-for-15 reverse stock split of our common stock, whereby every 15 shares of issued and outstanding common stock became 1 share of newly issued and outstanding common stock. The reverse stock split was approved by our stockholders at a special stockholders meeting on June 22, 2015.  The purpose of the reverse stock split was to qualify for the minimum stock price listing requirement for a planned up-listing to a national securities exchange including the NASDAQ Capital Market or NYSE Market.

All reference in the document to the number of shares, price per share and weighted average number of shares outstanding of our common stock prior to the reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis.

Management Changes

On June 17, 2015, Oscar L. Bronsther, M.D. resigned as our Chief Executive Officer and Chief Medical Officer. Dr. Bronsther retained his position as a member of our board of directors ("Board") and has entered into a consulting agreement to become Chairman of our Scientific and Clinical Advisory Board. In connection with Dr. Bronsther’s resignation as Chief Executive Officer and Chief Medical Officer, the Company entered into a standard separation and release agreement with Dr. Bronsther.  In recognition of his contribution to the Company over the last 3 years, Dr. Bronsther was granted options to purchase 26,667 stock options at an exercise price of $8.25 per share, which options vested immediately. Dr. Bronsther shall have the right to exercise any of such options for a period of 180 days following the expiration or termination of the consulting agreement.

The Company also entered into a consulting agreement with Dr. Bronsther to serve as the Chairman of the Company’s Scientific and Clinical Advisory Board. The agreement has a term of 12 months and may be terminated by either party upon 30 days prior written notice. In the event of any termination by the Company for any reason, Dr. Bronsther shall be entitled to all compensation under the agreement as if he remained a consultant for the remainder of the agreement term. The agreement provides that the Company pay Dr. Bronsther $14,444 per month in cash (payable over 18 months) along with reimbursement of all reasonable and necessary expenses.  In addition, Dr. Bronsther will be granted ten-year options to purchase 10,000 stock options at an exercise price per share of $8.25, which options vest upon achieving certain milestones, including: (i) securing tumor cohort(s) for the purposes of conducting analytical and clinical validation studies, (ii) closing $1 million of new retail investors introduced by Dr. Bronsther, and (iii) recruitment of key opinion leaders to become members of the Scientific and Clinical Advisory Board.

On June 17, 2015, we entered into an employment agreement with Douglas A. Hamilton to join us as President and Chief Executive Officer for a term of two years.  The employment agreement provides for a base salary of $260,000 and an annual milestone bonus equal to 150% of Mr. Hamilton’s compensation thereunder, based on his attainment of certain financial, clinical development, and/or business milestones to be established annually by the Company’s Board or Compensation Committee.

Mr. Hamilton was also granted ten-year options to purchase 60,000 shares of the Company’s common stock at an exercise price of $8.25 per share. 10,000 options vested immediately and the remaining 50,000 vest upon achieving various milestones including: (i) up-listing of the Company’s common stock to a national securities exchange, (ii) CLIA certification of the Company’s clinical reference laboratory, (iii) achieving a market capitalization of $100 million for 30 consecutive days, (iv) first commercial product sales, and (v) achieving a sales threshold of $25 million over 12 consecutive months.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operations since its inception. The Company has sustained cumulative losses of $21,059,927 as of August 31, 2015 and has not generated revenues or positive cash flows from operations.  The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Voluntary Conversion; Anti-Dilution Adjustments

Each fifteen (15) shares of Series A Preferred Stock shall be convertible into one share of common stock (the “Series A Conversion Ratio”). The Series A Conversion Ratio is subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of the common stock, or mergers or reorganizations.

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

Dividends

Cumulative dividends on the Series B Preferred Stock accrue at the rate of 8% of the Stated Value per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year, from and after the date of the initial issuance.  Dividends are payable in kind in additional shares of Series B Preferred Stock valued at the Stated Value or in cash at the sole option of the Company. At August 31, 2015 and February 28, 2015, the dividend payable to the holders of the Series B Preferred stocks amounted to approximately $46,441 and $16,767, respectively. During the three and six months ended August 31, 2015, the Company issued 12.4175 and 17.2354 shares of Series B Preferred Stock, respectively, for payment of dividends amounting to $68,295 and $94,793.

Liquidation Rights

If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Series A Preferred Stock or common stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. At August 31 and February 28, 2015, the value of the liquidation preference of the Series B Preferred stocks aggregated to approximately $3,529,000 and $1,274,000, respectively.

Conversion; Anti-Dilution Adjustments

Each share of Series B Preferred Stock will be convertible at the holder’s option into common stock in an amount equal to the Stated Value plus accrued and unpaid dividends thereon through the conversion date divided by the then applicable conversion price. The initial conversion price is $8.25 per share (the “Series B Conversion Price”) and is subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of common stock, or mergers or reorganizations, as well as “full ratchet” anti-dilution adjustments for future issuances of other Company securities (subject to certain standard carve-outs) at prices less than the applicable Series B Conversion Price.

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

See Note 3 for the accounting treatment of the Series B Preferred Stock.

NOTE 3 – EQUITY TRANSACTIONS

Issuances of common stock for services

During the six months ended August 31, 2015, the Company issued an aggregate of 28,001 shares of common stock to consultants for services that vested immediately and 6,667 shares of common stock to a consultant for services that vests over 6 months.  The weighted average fair value of these shares of common stock amounted to $4.96.

During the six months ended August 31, 2014, the Company issued an aggregate of 20,001 shares of common stock to consultants for services that vested immediately and 10,836 shares of common stock to members of its Board that vested immediately.  The weighted average fair value of these shares of common stock amounted to $15.74.

During the six months ended August 31, 2015 and 2014, the Company recognized $208,475 and $310,375 of share-based compensation related to common stock issued for services, all of which was recognized into general and administrative expense.

Settlement

On April 1, 2015, the Company entered into a settlement agreement to settle a dispute with two affiliated security holders in which the Company paid $150,000, in exchange for the cancellation of all Company securities held by such parties, which included an aggregate of 10,728 shares of common stock, 1,667 common stock purchase warrants with an exercise price of $31.50 and 5,001 common stock purchase warrants with an exercise price of $22.50. Additionally, the Company reimbursed $3,000 of legal expenses to the two affiliated security holders. The Company recorded the fair value of the instruments as a reduction of equity as equity instruments were cancelled and recognized a settlement expense of $38,437 for the excess of the amount paid over the fair value of the cancelled equity instruments.

Series B preferred stock financing – the Series B Private Placement

The Company entered into an amended and restated securities purchase agreement (the “A&R Series B Purchase Agreement”) on March 27, 2015 and March 31, 2015 with a number of new and existing accredited investors (collectively, the “Series B Investors”) pursuant to which it sold $2,130,750 of Series B Preferred Stock convertible into common stock at $8.25 per share in a private placement (the “Series B Private Placement”).  In addition, pursuant to the A&R Series B Purchase Agreement, the Company issued series A warrants (the “Series A Warrants”) to purchase up to 193,708 shares of common stock at an initial exercise price per share of $20.50 to the Series B Investors. The Series A Warrants expire on March 31, 2020.

Pursuant to the closings of the Series B Private Placements in March 2015, the Company issued 387.4088 shares of Series B Preferred Stock convertible into 258,281 shares of common stock and Series A Warrants to purchase 193,708 shares of common stock for an aggregate purchase price of $2,130,750, of which $18,000 represents the exchange of stock-based compensation to a consultant that was to be settled in the form of shares of common stock but was actually settled with Series B Preferred Stock and Series A Warrants. As a result of the exchange, the Company recorded an additional $12,695 of stock-based compensation.

In connection with the March 2015 closings of the Series B Private Placement, the placement agents were paid a total cash fee of $147,451 including expense allowances and reimbursements, and were issued an aggregate of 20,668 Series A Warrants. On the grant dates, the fair value of the placement agent warrants amounted to $158,441 and was recorded as a stock issuance cost. Net proceeds amounted to $1,945,244 after deducting offering expenses to be paid in cash, including the placement agent fees and legal fees and other expenses.

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

Because the Series B Preferred Stock contain certain embedded features that could affect the ultimate settlement of the Series B Preferred Stock, the Company analyzed the instrument for embedded derivatives that require bifurcation. The Company’s analysis began with determining whether the Series B Preferred Stock is more akin to equity or debt.  The Company evaluated the following criteria/features in this determination: redemption, voting rights, collateral requirements, covenant provisions, creditor and liquidation rights, dividends, conversion rights and exchange rights. The Company determined that the preponderance of evidence suggests the Series B Preferred Stock was more akin to equity than to debt when evaluating the economic characteristics and risks of the entire Series B Preferred Stock, including the embedded features. The Company then evaluated the embedded features to determine whether their economic characteristics and risks were clearly and closely related to the economic characteristics and risks of the Series B Preferred Stock. Since the Series B Preferred Stock was determined to be more akin to equity than debt, and the underlying that causes the value of the embedded features to fluctuate would be the value of the Company’s common stock, the embedded features were considered clearly and closely related to the Series B Preferred Stock. As a result, the embedded features would not need to be bifurcated from the Series B Preferred Stock.

Any beneficial conversion features related to the exercise of the Most Favored Nation exchange right or the application of the Mandatory Conversion provision will be recognized upon the occurrence of the contingent events based on its intrinsic value at the commitment date.

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

The Company filed the Registration Statement on Form S-1 with the SEC on April 10, 2015 and the Registration Statement was declared effective on July 29, 2015. As a result, no penalty was incurred.

Common stock financing – the Qualified Financing

On June 30, 2014, the Company issued 314,269 shares of common stock and 500,000 shares of Series A Convertible Preferred Stock to certain accredited investors that entered into a securities purchase agreement (the “Qualified Financing Purchase Agreement”), whereby the Company received aggregate gross proceeds of $5,735,427, of which $4,092,427 represents the automatic conversion of outstanding convertible promissory notes with principal amounts totaling $3,357,000 and related interest amounts as referenced in Note 4 below (the “Qualified Financing”). The net proceeds from this transaction amounted to $1,643,000. Included in the net proceeds is the receipt of $100,000 from an investor that was concurrently paid $100,000 for due diligence and legal fees by the Company. Approximately $1,000,000 of these proceeds was generated from the sale of marketable securities transferred to the Company by an investor (see Note 12).

On July 14, 2014, the Company completed a second closing under the Qualified Financing Purchase Agreement whereby the Company issued 12,546 shares of common stock for an aggregate purchase price of $207,000.

NOTE 4 – NOTE PAYABLE

On July 31, 2015, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with one its existing institutional investors.  Pursuant to the Note Purchase Agreement, the Company issued and sold a non-convertible promissory note in the principal amount of $1,200,000 (the “Note”) and a warrant (the “Warrant”) to purchase 43,636 shares of the Company’s common stock. Proceeds from the private placement (the “Private Placement”) of the Note and Warrant will be used for working capital and general corporate purposes.

The Note matures on July 30, 2016, accrues interest at a rate of eight percent (8%) per annum and may be prepaid by the Company at any time prior to the maturity date without penalty or premium.  The investor has the right at its option to exchange (the “Voluntary Exchange”) the outstanding principal balance of the Note plus the Conversion Interest Amount (as defined below) into such number of securities to be issued in the Public Offering (as defined below).  Upon effectuating such Voluntary Exchange, the Investor shall be deemed to be a purchaser in the Public Offering.  “Public Offering” means a registered offering of equity or equity-linked securities resulting in gross proceeds of at least $5,000,000 to the Company; and “Conversion Interest Amount” means interest payable in an amount equal to all accrued but unpaid interest assuming the Note had been held from the issuance date to the maturity date.  In the event the Company completes a Public Offering and the Investor elected not to effectuate the Voluntary Exchange, then the Company shall promptly repay the outstanding principal amount of the Note plus all accrued and unpaid interest following completion of the Public Offering.

The Company evaluated the Voluntary Exchange provision, which provides for settlement of the Note at an 8% premium to the Note’s stated principal amount, in accordance with ASC 815-15-25. The Voluntary Exchange provision is a contingent put that is not clearly and closely related to the debt host instrument and therefore was initially separately measured at fair value and will be measured at fair value on an ongoing basis, with changes in fair value recognized in current operations. The proceeds of the Private Placement were first allocated to the fair value of the Warrant in the amount of $150,544 and to the fair value of the Voluntary Exchange provision in the amount of $227,740, with the difference of $821,716 representing the initial carrying value of the Note.  An additional $105,392 of debt issuance cost was recorded as additional debt discount at issuance.  The Note’s discount is amortized to interest expense over the term of the debt. The Company amortized approximately $8,000 to interest expense in the quarter ended August 31, 2015. Additionally, the Company recognized a loss of approximately $3,134 in the quarter ended August 31, 2015 due to the increase in estimated fair value of the Voluntary Exchange provision during the quarter ended August 31, 2015.

The Warrant contains an adjustment clause affecting its exercise price, which may be reduced if the Company issues shares of common stock or convertible securities at a price below the then-current exercise price of the Warrants. As a result, we determined that the Warrant was not indexed to the Company’s common stock and therefore should be recorded as a derivative liability. The detachable Warrant issued in connection with the Note was recorded as a debt discount based on its fair value (See Note 10 for fair value measurement). The adjustment clause lapses upon listing of the Company’s common stock on a National Trading Market (as defined in the warrant agreement).

	Note Payable	Discount	Voluntary Exchange Feature	Note Payable, Net
February 28, 2015 balance	$-	$-	$-	$-
Issuance of Note	1,200,000	(483,676)	227,740	944,064
Amortization of debt discount	-	29,883	-	29,883
Change in value	-	-	3,134	3,134
August 31, 2015 balance	$1,200,000	$(453,793)	$230,874	$977,081

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

During the three and six months ended August 31 2014, the Company recorded $39,248 and $159,647 in interest expense as accretion related to the amended 2013 Notes.

2014 Notes

During the six months ended August 31, 2014, the Company issued Additional 2014 Notes (as defined below) in the aggregate principal amount of $615,000 with 1,668 detachable warrants that can be exercised at $31.50 per share within a four-year period and 10,339 detachable warrants that can be exercised at $22.50 per share within a five-year period.

The promissory notes originally due June 30 and August 30, 2014 (the “2014 Notes”) bore interest at the rate of 8% per annum and ranked pari passu to the Company’s issued and outstanding convertible promissory notes and senior to the Company’s issued and outstanding equity securities.  Upon the closing by the Company of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $5,000,000 in the aggregate inclusive of previously issued convertible notes, the outstanding principal amount of the 2014 Notes, together with all accrued and unpaid interest thereunder (the “Outstanding Balance”), automatically convert into such securities, including warrants of the Company, as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing). Following the issuance date of the 2014 Notes, the noteholders have the right, at their option, to convert the Outstanding Balance into shares of common stock at a conversion price of $22.50 per share.

Debt Discount and beneficial conversion feature

The detachable warrants issued in connection with the convertible notes were recorded as a debt discount based on their relative fair value.

The relative fair value of the warrants and the intrinsic value of the beneficial conversion feature for the convertible notes issued during the six months ended August 31, 2014 totaled $173,035 and was recorded as a discount to the convertible debt.

During the three and six months ended August 31, 2014, $157,998 and $379,672, respectively, was recognized in interest expense as accretion expense related to the convertible notes debt discount.

Automatic Exchange of the Convertible Notes

On June 30, 2014, the Company completed the Qualified Financing whereby all outstanding convertible notes with an aggregate principal amount totaling $3,357,000 were automatically exchanged into the securities offered in the Qualified Financing.  The exchange also included approximately $201,000 of accrued interest. As of August 31, 2015, the Company has no convertible notes outstanding.

On June 30, 2014, as a result of the exchange of the convertible notes in the Qualified Financing, the Company recorded an expense amounting to $2,324,760 related to the recognition of a contingent beneficial conversion feature.  The expense was measured at the intrinsic value of the beneficial conversion feature for each of the convertible notes at their respective commitment date.

NOTE 6 – STOCK OPTIONS

On June 22, 2015, our stockholders approved amending our Amended and Restated 2012 Omnibus Securities and Incentive Plan (the “2012 Incentive Plan”) to increase the number of authorized shares of common stock reserved for issuance under the 2012 Incentive Plan to a number not to exceed fifteen percent (15%) of the issued and outstanding shares of common stock on an as converted primary basis (the “As Converted Primary Shares”) on a rolling basis. For calculation purposes, the As Converted Primary Shares shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2012 Incentive Plan. The number of authorized shares of common stock reserved for issuance under the 2012 Incentive Plan shall automatically be increased concurrently with the Company’s issuance of fully paid and non- assessable shares of As Converted Primary Shares. Shares shall be deemed to have been issued under the 2012 Incentive Plan solely to the extent actually issued and delivered pursuant to an award under the 2012 Incentive Plan.

During the six months ended August 31, 2015, the Company issued options to purchase 6,667 shares of common stock at $11.25 per share to a consultant. The options vest upon achieving certain performance-based milestones and expire on March 1, 2025. The Company will measure the fair value of these options with vesting contingent on achieving certain performance-based milestones and recognize the compensation expense when vesting becomes probable.  The fair value will be measured using a Black-Scholes model. During the six months ended August 31, 2015, 1,667 of these options vested based on achieving certain milestones and the Company recognized $8,000 in stock-based compensation in connection with these options.

During the six months ended August 31, 2015, the Company issued options to purchase 80,004 shares of common stock at $8.25 per share to non-executive members of its Board. The options vest in three equal installments on each of May 18, 2016, May 18, 2017, and May 18, 2018 and expire on May 18, 2025. These options had a total fair value of $388,000 as calculated using the Black-Scholes model.  During the three and six months ended August 31, 2015, the Company recognized $59,070 and $68,086 of compensation expense related to these options.

On June 30, 2015, the Company issued options to purchase an aggregate of 5,001 shares of common stock at $8.25 per share to employees. The options vest over time through September 2017.

During the three and six months ended August 31, 2015, the Company issued options to purchase 60,000 shares of common stock at $8.25 per share to our Chief Executive Officer. Certain of these options vest upon achieving certain performance-based or market-based milestones and expire on June 17, 2025. The fair value of these options on the grant date was $221,100. The Company will recognize the compensation expense when vesting becomes probable.  During the three and six months ended August 31, 2015, 10,000 of these options vested immediately and the Company recognized $34,100 in stock-based compensation in connection with these options. Additionally, the Company recognized $2,593 during the three and six months ended August 31, 2015 in connection with 10,000 options with market-based vesting conditions.

During the three and six months ended August 31, 2015, the Company issued options to purchase 26,667 shares of common stock at $8.25 per share to our former Chief Executive Officer and Chief Medical Officer. The options vested immediately. These options had a total fair value of $66,417 as calculated using the Black-Scholes model. For the three and six months ended August 31, 2015, the Company recognized $44,267 of stock-based compensation for these options. The Company also modified the expiration date of certain vested option previously granted to our former Chief Executive Officer and Chief Medical Officer, which resulted in an additional compensation expense of $22,150 being recorded during the three and six months ended August 31, 2015.  During the three and six months ended August 31, 2015, the Company issued options to purchase 10,000 shares of common stock at $8.25 per share to a consultant. The options vest upon achieving certain performance-based milestones and expire on June 17, 2025. The Company will measure the fair value of these options with vesting contingent on achieving certain performance-based milestones and recognize the compensation expense when vesting becomes probable.  The fair value will be measured using a Black-Scholes model.

The weighted average inputs to the Black-Scholes model used to value the stock options granted during the six months ended August 31, 2015 are as follows:

Expected volatility	113.47 - 123.55%
Expected dividend yield	0.00%
Risk-free interest rate	0.67% - 2.27%
Expected Term	6.07 years

During the six months ended August 31, 2015, 534 options previously issued to a member of the Company’s Scientific and Clinical Advisory Board were mutually cancelled by the parties.  The member will continue to serve on the Company’s Scientific and Clinical Advisory Board without any equity compensation.

For the three and six months ended August 31, 2014, 14,667 non-employee performance-based stock options vested with a value of $232,000.  These options vested based on the completion of a trial and subsequent publication of results on June 3, 2014. The Company recognized $232,000 in stock option expense for the three and six months ended August 31, 2014.

For the three and six months ended August 31, 2014, an aggregate of 6,000 employee performance-based stock options vested with a value of $127,000. These options vested once certain milestones were completed by the employees, which included the completion of the research plan, lab setup, essential hires and investor presentation for the therapeutics program.  The Company recognized $127,000 in stock option expense for the three and six months ended August 31, 2014.

For the three and six months ended August 31, 2014, 6,667 stock options issued to certain members of our Board with an exercise price equal to $48.75 were cancelled in an effort to reduce the fully-diluted share count and increase number of available stock options. The Company determined that the transaction was not considered to be a modification of these stock-based awards. All stock-based compensation related to these options were recognized in the fiscal year ended February 28, 2014 and have not been reversed.

For the three and six months ended August 31, 2015, the Company recognized $183,233 and $252,168, respectively, of compensation expense related to stock options, of which $159,002 and $227,937, respectively, was recognized in general and administrative expenses and $24,231 and $24,231, respectively, in research and development expenses.

For the three and six months ended August 31, 2014, the Company recognized $359,000 and $359,000 of compensation expense related to stock options, of which $231,000 was recognized in general and administrative expenses and $128,000 in research and development expenses.

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2015	187,342	$23.70	$20,670	8.29
Granted	188,335	8.36	-	-
Exercised	-	-	-	-
Forfeited	534	8.10	-	-
Expired	3,667	10.20	-	-

Outstanding and expected to vest at August 31, 2015	371,476	$16.08	$-	8.78
Exercisable at August 31, 2015	151,209	$22.37	$-	7.83

As of August 31, 2015, 802 options are exercisable at $8.10 per share with a weighted average life of 9.42 years; 36,667 options are exercisable at $8.25 per share with a weighted average life of 9.80 years; 52,434 options are exercisable at $10.20 per share with a weighted average life of 6.36 years; 1,667 options exercisable at $11.25 per share with a life of 9.72 years; 14,735 options are exercisable at $22.50 with a weighted average life of 8.91 years; and 44,904 options are exercisable at $48.75 with a weighted average life of 7.60 years.

Additionally, the options that have yet to vest were as follows: 266 options exercisable at $8.10 per share with a weighted average life of 9.42 years; 145,001 options exercisable at $8.25 per share with a weighted average life of 9.76 years; 5,000 options exercisable at $11.25 with a weighted average life of 9.72 years; 40,000 options are exercisable at $16.50 with a weighted average life of 9.13 years and 30,000 options exercisable at $22.50 with a weighted average life of 8.30 years.

As of August 31, 2015, we had approximately $438,000 of unrecognized compensation related to employee and consultant stock options that are expected to vest over a weighted average period of 1.8 years and, approximately $410,000 of unrecognized compensation related to employee stock options whose recognition is dependent on certain milestones to be achieved.  Additionally, there were 45,000 stock options with a performance vesting condition that were granted to consultants which will be measured and recognized when vesting becomes probable.

NOTE 7 – WARRANTS

For the three and six months ended August 31, 2015, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock in connection with the issuances of the Note on July 31, 2015, referenced in Note 4. This warrant is exercisable at $8.25 per share and expire on March 31, 2020. The warrant vests immediately.

In connection with the issuances of the Note pursuant to the Note Purchase Agreement on July 31, 2015, the Company issued placement agent warrants to purchase an aggregate of 5,600 shares of common stock.  These placement agent warrants were issued on July 31, 2015, are exercisable at $10.50 per share and expire on July 31, 2020. These placement agent warrants vest immediately. The fair value of these warrants was determined to be $16,800, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.54%; (2) an expected term of 5.0 years; (3) an expected volatility of 128%; and (4) zero expected dividends. $16,800 was recorded as part of the debt discount against the stated value of the Note (See Note 4).

For the six months ended August 31, 2015, the Company issued an aggregate of 193,708 Series A Warrants in connection with the issuances of Series B Preferred Stock in March 2015, referenced in Note 3. These Series A Warrants were issued on March 27 and 31, 2015, are exercisable at $10.50 per share and expire on March 31, 2020. The Series A Warrants vest immediately. The Series A Warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

In connection with the issuances of the Series B Preferred Stock on March 27 and 31, 2015, the Company issued placement agent warrants to purchase an aggregate of 20,668 shares of common stock.  These placement agent warrants had the same terms as the Series A Warrants and were issued on March 27, 2015, are exercisable at $10.50 per share and expire on March 31, 2020. These placement agent warrants vest immediately. The fair value of these warrants was determined to be $158,441, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.41%; (2) an expected term of 5.0 years; (3) an expected volatility of 125%; and (4) zero expected dividends.

For the six months ended August 31, 2015, the Company issued an aggregate of 1,251 warrants to a consultant for services. These warrants were issued on May 31, 2015 and expire on May 31, 2020. 556 of such warrants are exercisable at $15.00 per share and 695 of such warrants are exercisable at $18.75 per share. These warrants vest immediately. The fair value of these warrants was determined to be $4,771, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.49%; (2) an expected term of 5.0 years; (3) an expected volatility of 124%; and (4) zero expected dividends. For the six months ended August 31, 2015, the Company recognized $4,771 of stock-based compensation for these warrants.

For the three and six months ended August 31, 2015, the Company issued to a consultant for services a five-year warrant to purchase 9,134 shares of common stock at an exercise price of $8.25 per share. This warrant vests immediately. The fair value of this warrant was determined to be $26,945, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.54%; (2) an expected term of 5.0 years; (3) an expected volatility of 128%; and (4) zero expected dividends. For the three and six months ended August 31, 2015, the Company recognized $26,945 of stock-based compensation for this warrant.

For the six months ended August 31, 2015, 1,668 common stock purchase warrants with an exercise price of $31.50 and 5,001 common stock purchase warrants with an exercise price of $22.50 were repurchased and cancelled as part of a settlement of a dispute with two affiliated security holders (see Note 3).

For the six months ended August 31, 2014, in connection with the issuance of convertible notes referenced in Note 5, the Company issued five-year warrants to purchase an aggregate 1,668 shares of common stock for a price of $31.50 and to purchase an aggregate 10,339 shares of common stock for a price of $22.50 per share. These warrants vested immediately. These warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet. These warrants had a weighted-average fair value of $127,289, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.64%; (2) an expected term of 5 years; (3) an expected volatility of 116.8%; and (4) zero expected dividends.

For the six months ended August 31, 2014, the Company issued 204,420 warrants in connection with the closing of the Qualified Financing as described in Note 3. These warrants were issued on June 30, 2014, are exercisable at $22.50 per share and expire on June 30, 2018. These warrants vested immediately. The warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2015	580,604	$17.85	$72,250	3.33
Granted	273,997	10.10	-	-
Exercised	-	-	-	-
Cancelled	6,669	24.75	-	-
Expired	-	-	-	-

Outstanding at August 31, 2015	847,932	$15.26	$-	3.42

Warrants exercisable at August 31, 2015 are:

Exercise Prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$8.25	83,104	4.81	83,104
$10.20	14,668	1.21	14,668
$10.50	344,005	4.59	344,005
$13.65	99,826	1.42	99,826
$15.00	556	4.75	556
$18.75	695	4.75	695
$21.00	52,427	0.99	52,427
$22.50	219,754	2.77	219,754
$31.50	29,830	2.62	29,830
$37.50	1,733	2.37	1,733
$45.00	1,334	1.42	1,334

 NOTE 8 – LICENSE AGREEMENTS AND COMMITMENTS

License Agreements

In August 2010, we entered into a License Agreement (the “License Agreement”) with Einstein, MIT, Cornell and IFO-Regina. Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  We have satisfied all license maintenance payments due through August 31, 2015 and are required to make payments of $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

Effective March 2012, we entered into a second license agreement dated January 3, 2012 (the “Second License Agreement”) with Einstein. Pursuant to the Second License Agreement, we are required to make annual license maintenance fee payments beginning on January 3, 2013.  We have satisfied all license maintenance payments due through August 31, 2015 and are required to make additional payments of $30,000 in 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

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

NOTE 9 – LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENT WITH ASET THERAPEUTICS, LLC

On November 25, 2014, we entered into a License, Development and Commercialization Agreement (the “ASET License Agreement”) with ASET Therapeutics LLC (“ASET” or the “Licensee”), a private third party entity affiliated with one of the Company’s directors.  The ASET License Agreement sets forth the rights and obligations of the parties with respect to the grant by the Company to the Licensee of an exclusive license of certain of Company’s therapeutic assets and an exclusive sublicense, with the right to sublicense through multiple tiers, of all rights and obligations under the Company’s existing Therapeutic License Agreement dated as of December 7, 2013 with the Massachusetts Institute of Technology and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology (“MIT”), Albert Einstein College of Medicine of Yeshiva University, and Montefiore Medical Center (the “Therapeutic License Agreement”).

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

Pursuant to the Memorandum of Understanding between the Company and ASET (as assignee), as amended (the “MOU”), ASET is obligated to invest an aggregate of $1.25 million in new equity in the Company, $250,000 of which was invested in the Qualified Financing (see Note 3) with the balance to be invested in a separate financing on substantially similar terms on or before December 31, 2015.  In the event that ASET does not satisfy its investment obligation, the ASET License Agreement will terminate and the assets will automatically revert back to the Company.  The MOU also required ASET to pay for all costs and expenses of the SUNY Stony Brook facility, up to a maximum of $50,000 per month, from October 15, 2014 until the transfer of such assets under the ASET License Agreement. In addition, ASET agreed to reimburse the Company $150,000 for certain costs incurred at such facility by March 1, 2015.

On June 22, 2015, effective May 31, 2015, the Company and ASET entered into a side letter that clarifies certain terms of the MOU including allowing for the equity investments in multiple tranches.

In addition, the parties have mutually agreed to an extension of the $150,000 due the Company on March 1, 2015 in connection with the reimbursement the for certain costs. ASET issued an interest free promissory note to the Company in the aggregate amount of $150,000, payable in three installments of $50,000 each due on June 1, 2015, July 1, 2015 and August 1, 2015, respectively. The Company recorded $150,000 of other income during the three months ended August 31, 2015, related to this reimbursement from ASET. The Company has received the first payment of $50,000 due June 1, 2015, and, as of August 31, 2015, has a $100,000 note receivable from ASET recorded on the Company’s Balance Sheet.

ASET also issued the Company a promissory note in the principal amount of $75,000 for the purchase of the equipment and fixed assets of the Stony Brook, NY laboratory, which are presented as assets available for sale in the consolidated balance sheet. This note is interest free and matures on December 30, 2015. In the event the Company has purchased at least $925,000 in equity of ASET prior to December 30, 2015, then the Company may use this note as payment for its remainder purchase of equity in ASET. The $75,000 has been recorded as a note receivable on the Company’s Balance Sheet.

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

We determined that ASET is considered a variable interest entity (“VIE”), which is an entity in which equity investors lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary.

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

NOTE 10 – FAIR VALUE MEASUREMENTS

In accordance with ASC 820, Fair Value Measurements, financial instruments were measured at fair value using a three-level hierarchy which maximizes use of observable inputs and minimizes use of unobservable inputs:

•	Level 1: Observable inputs such as quoted prices in active markets for identical instruments

•	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the market

•
Level 3: Significant unobservable inputs supported by little or no market activity.  Financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, for which determination of fair value requires significant judgment or estimation.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At August 31, 2015 and February 28, 2015, the warrant liability balances of $250,644 and $273,000, respectively, were classified as Level 3 instruments.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	Note Payable Warrants	Series B Warrants	Total
Fair value at the beginning of period:		$273,000	$273,000
Additions	$150,544		150,544
Change in fair value:		(172,900)	(172,900)
Fair value at end of period:	$150,544	$100,100	$250,644

In connection with the issuance of the Note on July 31, 2015, the Company issued warrants to purchase an aggregate of 43,636 shares of common stock.  These warrants were issued on July 31, 2015, are exercisable at $8.25 per share and expire on July 31, 2020. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment. The fair value of these warrants at August 31, 2015 and July 31, 2015 was determined to be $150,544 as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of August 31 and July 31, 2015 used the following assumptions: (1) stock price of $0.25 and $0.26, respectively; (2) a risk free rate of 1.54%; (3) an expected volatility of 129% and 128%, respectively; and (4) a fundraising event to occur on November 30 2015, that would result in the issuance of additional common stock.

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

The Series B Warrants were measured at fair value on the issuance date using a Monte Carlo simulation and will be re-measured to fair value at each balance sheet date, and any resultant changes in fair value will be recorded in earnings. The Monte Carlo simulation as of August 31 and February 28, 2015 used the following assumptions: (1) a stock price of $0.25 and $0.70, respectively; (2) a risk free rate of 1.54% and 1.50%, respectively; (3) an expected volatility of 129% and 125%, respectively; and (4) a fundraising event to occur on November 30 and September 30, 2015, respectively, that would result in the issuance of additional common stock.

NOTE 11 – EQUIPMENT

Equipment consists of the following:

	Estimated Useful Lives	August 31, 2015	February 28, 2015
Research equipment	7 years	$590,372	$548,991
Computer equipment	5 years	73,704	73,704
		664,076	622,695
Accumulated depreciation and amortization		(121,864)	(96,089)
Equipment, net		$542,212	$526,606

Depreciation and amortization expense was $23,812 and $9,350 for the three months ended August 31, 2015 and 2014, respectively. Depreciation of equipment utilized in research and development activities is included in research and development expenses and amounted to $20,126 and $5,665 for the three months ended August 31, 2015 and 2014, respectively. All other depreciation is included in general and administrative expense and amounted to $3,686 and $3,685 for the three months ended August 31, 2015 and 2014, respectively.

Depreciation and amortization expense was $48,657 and $18,572 for the six months ended August 31, 2015 and 2014, respectively. Depreciation of equipment utilized in research and development activities is included in research and development expenses and amounted to $41,286 and $11,330 for the six months ended August 31, 2015 and 2014, respectively. All other depreciation is included in general and administrative expense and amounted to $7,371 and $7,242 for the six months ended August 31, 2015 and 2014, respectively.

On March 26, 2014, we entered into an agreement to finance the purchase of research equipment for a purchase price of $318,603. The terms of the agreement require a down payment of $21,115 and 36 monthly payments of $10,260. The agreement further requires a security deposit of $238,952, which will be refunded to the Company in three equal installments upon the payment of the twelfth, the twenty-fourth and the thirty-sixth monthly payments. This security deposit has been satisfied by the Company. As further security, a personal guaranty was required of our former chief executive officer. On July 9, 2015, we prepaid all the remaining installments due under the agreement through an application of the security deposit.

NOTE 12 – SECURITES HELD FOR SALE AND DUE TO INVESTOR

As part of the June 30, 2014 equity financing (see Note 3), the Company received 4,800,000 shares of common stock of Quantum Materials Corp. (“Consideration Shares”) in lieu of $1,000,000 of cash proceeds from an investor. In the event the Company does not receive gross proceeds of at least $1,000,000 from the sale of the Consideration Shares by the earliest to occur of (i) September 28, 2014 or (ii) the date the Company has sold of the Consideration Shares, then the investor shall make a payment to the Company equal to the difference between $1,000,000 and the aggregate gross proceeds received by the Company from the sale of the Consideration Shares.  In the event the Company received gross proceeds of at least $1,000,000 from the sale of the Consideration Shares within the 90 days following the closing date of the equity financing, the Company shall immediately cease to sell the Consideration Shares and return all the unsold Consideration Shares to the investor and any proceeds from the sale of the Consideration Shares in excess of the $1,000,000.

The Company has elected to account for the Consideration Shares and the related liability to the investor at fair value.  As such, any changes in fair value of the Consideration Shares and the related liability, which are expected to offset each other, are recorded in earnings.  The Consideration Shares and the related liability due to investor are financial instruments which are considered Level 1 in the fair value hierarchy and whose value is based on quoted prices in an active market.

The fair value of the Consideration Shares at the time of the closing of the equity financing amounted to approximately $1,344,000. During the three months ended August 31, 2014, the Company generated approximately $786,000 of proceeds from the sale of the Consideration Shares.  As of August 31, 2014, the unsold Consideration Shares had an aggregate fair value of approximately $459,000.  As of August 31, 2014, the Company recorded a liability amounted to approximately $245,000. This amount, which is payable to the investor, was measured as the excess of the combined amount of (1) the proceeds from the sale of the Consideration Shares and (2) the fair value of the remaining unsold Consideration Shares over $1,000,000. During the six months ended August 31, 2014, the decrease in fair value of both the Consideration Shares and the related liability due to the investor amounted to approximately $99,000, with both recorded in earnings. On October 14, 2014, the Company entered into an agreement with the investor whereby the remaining Consideration Shares were to be kept by the Company in exchange for the issuance of Series A Convertible Preferred Stock.  As of February 28, 2015, the Company had sold all remaining Consideration Shares.

NOTE 13 – NET LOSS PER SHARE

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period.  Restricted shares issued with vesting condition that have not been met at the end of the period are excluded from the computation of the weighted average shares. As of August 31, 2015 and 2014, 31,188 and 20,211 restricted shares of common stock, respectively, were excluded from the computation of the weighted average shares.

Diluted net loss per common share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares generally consist of incremental shares issuable upon exercise of stock options and warrants and shares issuable from convertible securities.  When dilutive, warrants classified as liabilities are included in the potential common shares and any change in fair value of the warrant for the period presented is excluded from the net loss. For the periods ended August 31, 2015, the liability warrants were not dilutive.

In computing diluted loss per share for the periods ended August 31, 2015 and 2014, no effect has been given to the common shares issuable at the end of the period upon the conversion or exercise of the following securities as their inclusion would have been anti-dilutive:

	August 31, 2015	August 31, 2014
Stock options	371,476	172,007
Warrants	847,932	426,241
Preferred stock	480,472	-
Total	1,699,880	598,248

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

Business Overview

We are a pre-commercial molecular diagnostic company focused on the development and commercialization of novel diagnostic tests that provide oncologists with actionable information to optimize treatment strategies based on the specific nature or “metastatic potential” of each patients’ tumor.

Our tests provide oncologists with information regarding the aggressiveness of a patient’s tumor and risk the cancer will spread. Patients at high-risk have aggressive tumors that are more likely to spread and as a result are often treated with adjuvant chemotherapy to prevent disease recurrence and the development of systemic metastasis. Our diagnostic tests help identify patients at risk for aggressive disease who need treatment. Patients at low risk have less aggressive, indolent tumors, which are less likely to spread. For these patients, the risk of adverse events and the development of future malignancies associated with adjuvant chemotherapy outweigh any marginal benefits.  Our diagnostic tests help identify patients at low risk who can avoid the risk of treatment. We believe cancer treatment strategies can be personalized and outcomes improved through new diagnostic tools that identify the aggressiveness and metastatic potential of primary tumors.

Aggressive cancer that spreads from a primary tumor through the bloodstream to other areas of the body, is responsible for approximately 90% of all solid tumor cancer related deaths. However, based on management estimates, approximately 30-35% of breast cancer tumors are biologically capable of metastatic spread, yet the majority of these patients are treated with aggressive therapies that could be modified or eliminated if the true biologic nature of the disease or risk of metastasis could be identified.

Our patented and proprietary platform technologies are based on the identification of a common pathway for the development of metastatic disease in solid epithelial-based tumors. We have a unique and novel understanding of the underlying biology, including the direct mechanisms of action and epigenetic factors that drive systemic metastasis. Central to these discoveries are i) the pivotal role the Mena protein and its alternatively-spliced isoforms play in the epithelial-mesenchymal transition (“EMT”), a process that drives the metastatic cascade by increasing cell motility and invasiveness, and ii) the “MetaSite” the micro-anatomical site, or “window” in the blood vessels that metastatic cells squeeze through to enter the blood stream to begin their deadly spread.

We are developing two driver-based diagnostic product lines, which we intend to offer as a commercial laboratory service available through our clinical reference laboratory located in Boston, Massachusetts. We intend to launch our first product offering in 2016, as a Laboratory Developed Test (LDT) through our CLIA certified and state licensed central laboratory. In early 2015, we initiated the process for gaining CLIA certification and state licensing for our clinical reference laboratory, and as part of this process, we received Massachusetts state certification in September 2015.  We expect to achieve CLIA certification by the first quarter 2016, followed by licensing from other states including New York, California, Florida, Maryland, Pennsylvania and Rhode Island among others and accreditation from the College of American Pathologists, or CAP.

The MetaSite Breast™ test is applicable for early stage invasive breast cancer patients and the MenaCalc™ test is a platform technology and broadly applicable to many epithelial-based cancers, including breast, lung, colorectal, and prostate. These four cancer indications collectively account for over 50% of all new cancer cases in the U.S. Initially we will target the metastatic breast cancer diagnostic market which we believe has an annual addressable patient population of 186,136, followed by non-small cell lung cancer (NSCLC), colorectal cancer (CRC) and prostate cancer for a total annual addressable patient population of 559,712.

Both our MetaSite Breast™ and MenaCalc™ diagnostic product candidates are designed to accurately stratify patients based on their individual risk of metastasis and to allow oncologists to better "customize" cancer treatment strategies by positively identifying patients with a high-risk of metastasis who need aggressive therapy and by sparing patients with a low-risk of metastasis from the harmful side effects and expense of chemotherapy.

During 2015 and 2016, we anticipate conducting at least three additional breast cancer clinical studies with the aim of providing additional prognostic and chemo-predictive clinical evidence and to further define specificity, sensitivity and clinical utility of our metastatic breast cancer diagnostics, including the MetaSite Breast™ and MenaCalc Breast ™ assays. We plan on commencing marketing of our metastatic breast cancer diagnostic in 2016 followed by diagnostic tests for other cancer indications in 2017 and beyond.

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

Going Concern

Since our inception, we have generated significant net losses. As of August 31, 2015, we had an accumulated deficit of $21,059,927. We incurred net losses of $2,336,778 and $5,536,124 for the six month periods ended August 31, 2015 and 2014, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through November 2015, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations and could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

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

Research and Development Expenses

Substantially all of the research and development expenses were focused on the research and development of the MetaSite Breast ™ test. During this time, the MetaSite Breast ™ test was not the only product under development. Research and development expenses also represent costs incurred to develop our MenaCalc™ platform of diagnostic assays in breast, lung, and prostate cancers and in 2014 initial research on our MenaBloc™ therapeutic platform.

We charge all research and development expenses to operations as they are incurred. The MetaSite Breast ™ test and the MenaCalc™ test for breast cancer metastasis are in the clinical research phase, and the earliest we expect another cancer program to reach the clinical development stage is late 2015. However, the expected time frame that a product related to one of these other cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2015 and August 31, 2014

Revenues.  There were no revenues for the three months ended August 31, 2015 and August 31, 2014, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses. General and administrative expense was $1,076,032 for the three months ended August 31, 2015 as compared to $1,267,176 for the three months ended August 31, 2014. This represents an aggregate decrease of approximately $191,144. Stock-based compensation was $261,016 for the three months ended August 31, 2015 as compared to $507,625 for the three months ended August 31, 2014. Excluding non-cash stock-based compensation expense and depreciation expense, general and administrative expenses slightly increased by approximately $55,465 to $811,331 for the three months ended August 31, 2015 from $755,866 for the three months ended August 31, 2014.  Consulting expense, corporate communication expense, travel expense, office lease, utilities and maintenance expense, website/internet expense and directors compensation expense all increased by $180,916, $85,188, $14,987, $14,582, $14,337, and $12,500, respectively. Increased general and administrative expenses were partially offset by decreases in bonus compensation expense, payroll expense, general legal expense, advisory board expense, intellectual property expense, and tax and accounting expense of approximately $210,000, $29,941, $28,542, $16,000, $15,541, and $11,015, respectively.

Research and Development Expenses. Research and development expenses decreased by approximately $161,667 to $317,968 for the three months ended August 31, 2015 from $479,635 for the three months ended August 31, 2014. Excluding non-cash stock-based compensation expense and depreciation expense, research and development expenses decreased by approximately $72,360 to $273,611 for the three months ended August 31, 2015 from $345,971 for the three months ended August 31, 2014. Increased diagnostic research and development spending was offset by larger decreases in therapeutic research and development spending associated with the divestiture of the therapeutic assets and reduction in therapeutic headcount. Licensing fee expense and diagnostics research spending increased by $50,000 and $27,191, respectively, while therapeutic research spending, payroll expense and healthcare reimbursement decreased by $99,479, $30,811, and $9,800, respectively.

Other (Income) Expense. Other (income) expense amounted to $(132,129) for the three months ended August 31, 2015 as compared to $2,557,229 for the three months ended August 31, 2014.  This represents a change of approximately $2,689,358. This change was due in part to the reduction of interest expense in connection with the retired promissory notes, the beneficial conversion feature in connection with the exchange of promissory notes, the decrease in the fair value of warrant liability of approximately of $197,246 $2,324,760 and $36,400, respectively, partially offset by an increase in other income of $139,445.

Net Loss. As a result of the factors described above, we had a net loss of $1,261,871 for the three months ended August 31, 2015 as compared to $4,304,040 for the three months ended August 31, 2014.

Comparison of the Six Months Ended August 31, 2015 and August 31, 2014

Revenues.  There were no revenues for the six months ended August 31, 2015 and August 31, 2014, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses. General and administrative expense was $2,024,928 for the six months ended August 31, 2015 as compared to $1,802,677 for the six months ended August 31, 2014. This represents an aggregate increase of approximately $222,251. Stock-based compensation was $468,129 for the six months ended August 31, 2015 as compared to $541,375 for the six months ended August 31, 2014. Excluding non-cash stock-based compensation expense and depreciation expense, general and administrative expenses increased by approximately $295,369 to $1,549,428 for the six months ended August 31, 2015 from $1,254,059 for the six months ended August 31, 2014.  Consulting fees, corporate communications expense, accounting fee expense, investor relations expense, and office lease, utilities and maintenance expense all increased by approximately $220,827, $151,669, $106,022, $44,457, and $34,595, respectively. Increased general and administrative expenses were partially offset by decreases in bonus compensation expense, payroll expense, general counsel expense and intellectual property expense of approximately $210,000, $63,691, $38,034, and $31,738, respectively.

Research and Development Expenses. Research and development expenses decreased by approximately $195,423 to $537,294 for the six months ended August 31, 2015 from $732,717 for the six months ended August 31, 2014. Stock-based compensation was $24,230 for the six months ended August 31, 2015 as compared to $128,000 for the six months ended August 31, 2014. Excluding non-cash stock-based compensation expense and depreciation expense, research and development expenses decreased by approximately $121,609 to $471,778 for the six months ended August 31, 2015 from $593,387 for the six months ended August 31, 2014. Increased diagnostic research and development spending was partially offset by larger decreases in therapeutic research and development spending associated with the divestiture of the therapeutic assets and reduction of therapeutic headcount. Diagnostics research spending and licensing fees increased by $87,189 and $50,000, respectively, while therapeutic research spending, payroll expense and healthcare reimbursement decreased by $174,858, $61,039, and $16,700, respectively.

Other (Income) Expense. Other (income) expense was $(225,444) for the six months ended August 31, 2015 as compared to $3,000,730 for the six months ended August 31, 2014.  This represents a change of $3,226,174. This change was due in part to the reduction of interest expense in connection with the retired promissory notes, the beneficial conversion feature in connection with the exchange of promissory notes, and the decrease in the fair value of warrant liability of approximately $539,318, $2,324,760, and $172,900, respectively. Decreases in other expense were partially offset by an increase in other income of $136,977.

Net Loss. As a result of the factors described above, we had a net loss of $2,336,778 for the six months ended August 31, 2015 as compared to $5,536,124 for the six months ended August 31, 2014.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of August 31, 2015, we had an accumulated deficit of $21,059,927.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock, preferred stock, and convertible promissory notes. Through August 31, 2015, we had received net proceeds of $6,133,605 through the sale of common stock to investors, $256,311 through the sale of Series A Preferred Stock to investors, $3,388,250 through the sale of Series B Preferred Stock to investors, $3,457,000 from the sale of convertible promissory notes and $1,200,000 from the sale of the note payable.  As of August 31, 2015, we had cash and cash equivalents of $1,087,982 and net debt of $977,081.  Through August 31, 2015, we have issued and outstanding warrants to purchase 847,932 shares of our common stock at a weighted average exercise price of $15.26, which could result in proceeds to us of $12,939,442 if all outstanding warrants were exercised for cash.

Cash Flows

As of August 31, 2015, we had $1,087,982 in cash and cash equivalents, compared to $495,657 on August 31, 2014.

Net cash used in operating activities was $1,854,459 for the six months ended August 31, 2015 compared to $1,968,672 for the six months ended August 31, 2014. The decrease in cash used of $114,213 was primarily due to the payment of a security deposit related to a capital lease obligation during the six months ended August 31, 2014, partially offset by increased public company expenses and facilities costs associated with the new Boston laboratory and head office during the six months ended August 31, 2015.

Net cash used in investing activities was $146,561 for the six months ended August 31, 2015, compared to $(775,872) for the six months ended August 31, 2014. This increase of approximately $922,433 was attributed to increases in laboratory equipment purchases for our research & development and CLIA laboratory facility in Boston and reduction of proceeds from the sale of investments. We expect amounts used in investing activities to increase in fiscal year 2016 and beyond as we grow our corporate operations, expand research and development activities and establish and add capacity in our commercial laboratory, which is expected to result in an increase of our capital expenditures.

Net cash provided by financing activities during the six months ended August 31, 2015 was $2,831,182 compared to $1,205,049 for the six months ended August 31, 2014. Financing activities consisted primarily of proceeds from the sale of notes and warrants and Series B Preferred Stock and warrants for the six months ended August 31, 2015 and from the issuance of convertible notes and warrants and common stock and warrants for the six months ended August 31, 2014.

Contractual Obligations

As of August 31, 2015, we had the following contractual commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
License Agreement	$575	$75	$300	$200		$(1)

Second License Agreement	$455	$30	$225	$200		$(2)

Alternative Splicing Diagnostic License Agreements (3)	$228	$15	$113	$100		$(4)

Antibody License Agreement	$100	$10	$50	$40		$(5)

Lease Agreement (6)	$127	$127	$-	$-	$

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

Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  We have satisfied all license maintenance payments due through August 31, 2015. We are required to make payments of $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

Pursuant to the Second License Agreement, we are required to make annual license maintenance fee payments beginning on January 3, 2013.  We have satisfied all license maintenance payments due through August 31, 2015.

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

Pursuant to the Memorandum of Understanding between the Company and ASET (as assignee), as amended (the “MOU”), ASET is obligated to invest an aggregate of $1.25 million in new equity in the Company, $250,000 of which was invested in the June 30, 2014 and July 14, 2014 equity financings with the balance to be invested in a separate financing or financings on substantially similar terms on or before December 31, 2015.  In the event that ASET does not satisfy its investment obligation, the ASET License Agreement will terminate and the assets will automatically revert back to the Company.  The MOU also required ASET to pay for all costs and expenses of the SUNY Stony Brook facility, up to a maximum of $50,000 per month, until the transfer of such assets under the ASET License Agreement. In addition, ASET agreed to reimburse the Company $150,000 for certain costs incurred at such facility by March 1, 2015.

On June 22, 2015, effective May 31, 2015, the Company and ASET entered into a side letter that clarifies certain terms of the MOU including allowing for the equity investments in multiple tranches.

In addition, the parties have mutually agreed to an extension of the $150,000 due the Company on March 1, 2015 in connection with the reimbursement the for certain costs. ASET issued an interest free promissory Note to the Company in the aggregate amount of $150,000, payable in three installments of $50,000 each due on June 1, 2015, July 1, 2015 and August 1, 2015, respectively. The Company has received the first payment of $50,000 due June 1, 2015, which has been recorded as other income.  The $100,000 balance has been recorded as a note receivable on the Company’s Balance Sheet.

ASET also issued the Company a Note to the Company in the principal amount of $75,000 for the purchase of the equipment and fixed assets of the Stony Brook, NY laboratory. The Note is interest free and matures on December 30, 2015. In the event the Company has purchased at least $925,000 in equity of ASET prior to December 30, 2015, then the Company may use the Note as payment for its remainder purchase of equity in ASET. The $75,000 balance has been recorded as a note receivable on the Company’s Balance Sheet.

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

Equipment

On March 26, 2014, we entered into an agreement with HealthCare Equipment Funding located in Roswell, Georgia to finance the purchase of a Perkin Elmer Vectra 2.0 microscope for a purchase price of $318,603. The terms of the agreement required a down payment of $20,520 to cover the final two payments (months 35 and 36) and 34 monthly payments of $10,260 beginning on September 1, 2014. The agreement further required a security deposit of $238,952. As further security, a personal guaranty was required of our former chief executive officer.  Effective July 8, 2015, the refundable deposit was applied against the capital lease obligation and the Company recorded a loss of $8,820. No further payments are due under the terms of the agreement.

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

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through November 2015, without raising additional capital. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the recent financing activities. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in reimbursement. We expect that we will receive limited payments for our metastatic breast cancer diagnostic, including the MetaSite Breast™ and MenaCalc™ test billings from the beginning of our marketing efforts into the foreseeable future. As reimbursement contracts with third-party payors are put into place, we expect an increase in the number and level of payments received for our metastatic breast cancer diagnostic, including the MetaSite Breast ™ and MenaCalc™ test billings.

We cannot be certain that any of our future efforts to develop future products will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result.

Our future funding requirements will depend on many factors, including the following:

●	the rate of progress in establishing reimbursement arrangements with third-party payors;

●	the success of billing, and collecting receivables;

●	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

●	the rate of progress and cost of research and development activities associated with expansion of products for breast cancer;

●	the rate of progress and cost of research and development activities associated with products in the research phase focused on cancer, other than breast cancer;

●	the cost of acquiring or achieving access to tissue samples and technologies;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the effect of competing technological and market developments;
●	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products; and

●	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Vice President, Finance, of the effectiveness of disclosure controls and procedures as of August 31, 2015. Based upon that evaluation, management, including the Chief Executive Officer and Vice President, Finance, concluded that the design and operation of disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of August 31, 2015.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework  (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of August 31, 2015.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during the six months ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(b)	Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive and Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

METASTAT, INC.

Date: October 15, 2015	By	/s/ Douglas A. Hamilton
Douglas A. Hamilton President and Chief Executive Officer (Principal Executive and Financial Officer)