Form 10-Q
period 2015-11-30
MetaStat, Inc.
filed 2016-01-14
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

(617) 531-6500
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

As of January 13, 2016, there were 1,851,201 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MetaStat, Inc.
Condensed Consolidated Balance Sheets

	November 30,	February 28,
	2015	2015
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$264,917	$257,820
Notes receivable	125,000	-
Prepaid expenses	121,154	38,748
Total Current Assets	511,071	296,568

Equipment
(net of accumulated depreciation of $145,630 and $96,089, respectively)	520,818	526,606
Refundable deposits	43,600	278,952
Deferred offering costs	151,566	-

TOTAL ASSETS	$1,227,055	$1,102,126

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	$354,064	$293,152
Accrued expenses	202,915	4,565
Current portion of capital lease	-	99,965
Note payable (net of discount $354,323)	1,076,552	-
Accrued interest payable	32,000	2,351
Accrued dividends on Series B Preferred Stock	47,369	16,767
Total Current Liabilities	1,712,900	416,800

Capital lease	-	169,676
Derivative warrant liability	300,151	273,000
TOTAL LIABILITIES	2,013,051	859,476

STOCKHOLDERS' (DEFICIT) EQUITY

Series A convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 874,257 shares issued and outstanding as of November 30, 2015 and February 28, 2015,respectively)	87	87
Series B convertible preferred stock ($0.0001 par value; 1,000 shares authorized; 646 and 229 shares issued and outstanding as of November 30, 2015 and February 28, 2015, respectively)	-	-
Common Stock, ($0.0001 par value; 150,000,000 shares authorized; 1,851,201 and 1,831,483 shares issued and outstanding as of November 30, 2015 and February 28, 2015, respectively)	185	183
Additional paid-in-capital	21,509,931	18,965,529
Accumulated deficit	(22,296,199)	(18,723,149)
Total stockholders' (deficit) equity	(785,996)	242,650

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,227,055	$1,102,126

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014

Revenue	$-	$-	$-	$-
Total Revenue	-	-	-	-

Operating Expenses
General & administrative	656,929	1,062,221	2,681,857	2,853,569
Research & development	405,911	287,561	943,205	1,031,517
Total Operating Expenses	1,062,840	1,349,782	3,625,062	3,885,086

Other Expenses (income)
Interest expense	123,918	303	169,279	679,432
Other income, net	7	23,873	(140,129)	20,714
Beneficial conversion feature	-	-	-	2,324,758
Loss on securities held for sale	-	33,707	-	33,707
Change in fair value of warrant liability	49,507	-	(123,393)	-
Change in fair value of put embedded in note payable	-	-	3,134	-
Settlement expense	-	-	39,097	-
Total Other Expenses (Income)	173,432	57,883	(52,012)	3,058,611

Net Loss	$(1,236,272)	$(1,407,665)	$(3,573,050)	$(6,943,697)

Loss attributable to common shareholders and loss per common share:

Net loss	$(1,236,272)	$(1,407,665)	$(3,573,050)	$(6,943,697)
Deemed dividend on Series B Preferred Stock issuance		-	(1,067,491)	-
Accrued dividends on Series B Preferred Stock	(70,590)	-	(195,057)	-
Loss attributable to common shareholders	$(1,306,862)	$(1,407,665)	$(4,835,598)	$(6,943,697)

Net loss per share, basic and diluted	$(0.72)	$(0.79)	$(2.67)	$(4.30)

Weighted average of shares outstanding	1,821,182	1,779,662	1,812,825	1,615,339

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	November 30, 2015	November 30, 2014
Cash Flows from Operating Activities:
Net loss	$(3,573,050)	$(6,943,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72,422	40,258
Share-based compensation	724,526	1,173,639
Loss on assets and securities held for sale	10,196	33,707
Loss on settlement of capital lease	8,820	-
Accretion expense	129,354	539,319
Beneficial conversion feature	-	2,324,759
Amortization of deferred financing costs	-	60,523
Change in fair value of warrant liability	(123,393)	-
Change in fair value of put embedded in note payable	3,134	-
Net changes in assets and liabilities:
Other receivable	-	20,000
Prepaid expenses and other current assets	24,844	46,226
Refundable deposits	(3,600)	(278,952)
Accounts payable	60,912	251,599
Accrued expenses	198,350	37,190
Interest payable	29,649	63,712
Net cash (used in) operating activities	(2,437,836)	(2,631,717)

Cash Flows from Investing Activities:
Note receivable	(50,000)	-
Proceeds received from settlement of capital lease	2,897	-
Proceeds from sale of investment	-	1,142,926
Purchase of equipment	(151,830)	(65,645)
Net cash (used in) provided by investing activities	(198,933)	1,077,281

Cash Flows from Financing Activities:
Proceeds from issuance of notes	1,200,000	615,000
Payment of debt issuance costs	(88,592)	-
Proceeds from issuance of common stock and warrants, net	-	750,000
Re-purchase of common stock and warrants	(111,563)	-
Proceeds from issuance of Series B preferred stock and warrants, net	1,945,244	-
Payment of convertible notes	-	(100,000)
Payment of short-term debt	(107,250)	(30,955)
Payment of capital lease obligation	(42,407)	(93,840)
Deferred offering costs	(151,566)	-
Net cash provided by financing activities	2,643,866	1,140,205

Net increase in cash and cash equivalents	7,097	(414,231)

Cash and cash equivalents at the beginning of the period	257,820	483,408
Cash and cash equivalents at the end of the period	$264,917	$69,177

Supplemental Disclosure of Non-Cash Financing Activities:
Warrant liability associated with note payable	$150,544	$-
Placement agent warrants issued with note payable	$16,800	$-
Beneficial conversion feature associated with the convertible notes	$-	$45,746
Warrants issued with convertible notes	$-	$127,289
Issuance on lease financing for fixed assets	$-	$318,603
Securities held-for-sale exchanged for common stock and preferred shares	$-	$1,000,000
Common stock and warrants issued for conversion of debt	$-	$3,558,413
Accrued offering costs	$-	$38,950
Securities exchanged for preferred shares	$-	$256,633
Financing of insurance premium through short-term debt	$107,250	$93,840
Note receivable received for sale of assets	$75,000	$-
Warrants issued to placement agents	$175,241	$-
Series B Preferred PIK dividend	$164,454	$-
Series B Preferred Stock accrued dividends	$195,057	$-
Capital lease settled against deposit	$227,235	$-

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

These interim unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended February 28, 2015 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on May 28, 2015. These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of November 30, 2015 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading. Certain amounts in prior periods have been reclassified to conform to current presentation.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operations since its inception. The Company has sustained cumulative losses of $22,296,199 as of November 30, 2015 and has not generated revenues or positive cash flows from operations.  The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all.  If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

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

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

Dividends

Cumulative dividends on the Series B Preferred Stock accrue at the rate of 8% of the Stated Value per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year, from and after the date of the initial issuance.  Dividends are payable in kind in additional shares of Series B Preferred Stock valued at the Stated Value or in cash at the sole option of the Company. At November 30, 2015 and February 28, 2015, the dividend payable to the holders of the Series B Preferred stocks amounted to $47,369 and $16,767, respectively. During the three and nine months ended November 30, 2015, the Company issued 12.6658 and 29.9012 shares of Series B Preferred Stock, respectively, for payment of dividends amounting to $69,661 and $164,455.

Liquidation Rights

If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Series A Preferred Stock or common stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. At November 30, 2015 and February 28, 2015, the value of the liquidation preference of the Series B Preferred stocks aggregated to approximately $3,600,074 and $1,274,000, respectively.

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

Most Favored Nation

For a period of up to 30 months after March 31, 2015, if the Company issues any New Securities (as defined below) in a private placement or public offering (a “Subsequent Financing”), the holders of Series B Preferred Stock may exchange all of the Series B Preferred Stock at their Stated Value plus all Series A Warrants (as defined below) issued to the Series B Preferred Stock investors in the Series B Private Placement for the securities issued in the Subsequent Financing on the same terms of such Subsequent Financing.  This right expires upon the earlier of (i) September 30, 2017 and (ii) the consummation of a bona fide underwritten public offering in which the Company receives aggregate gross proceeds of at least $5,000,000.  ”New Securities” means shares of the common stock, any other securities, options, warrants or other rights where upon exercise or conversion the purchaser or recipient receives shares of the common stock, or other securities with similar rights to the common stock, subject to certain standard carve-outs.

See Note 3 for the accounting treatment of the Series B Preferred Stock.

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 3 – EQUITY TRANSACTIONS

Issuances of common stock for services

During the nine months ended November 30, 2015, the Company issued an aggregate of 28,001 shares of common stock to consultants for services that vested immediately and 6,667 shares of common stock to a consultant for services that vest over 6 months.  The weighted average fair value of these shares of common stock amounted to $4.96.

During the three and nine months ended November 30, 2015, the Company terminated a contract with a consultant whereby the consultant returned an aggregate of 4,222 shares of common stock previously issued to the consultant and the Company reduced stock-based expense in the amount of $22,164.

During the nine months ended November 30, 2014, the Company issued an aggregate of 20,001 shares of common stock to consultants for services that vested immediately, and 31,504 shares of common stock to members of its Board that vested immediately, 12,987 shares of common stock to members of its Board that vested one year after issuance and 1,334 shares of common stock to an employee that will vest upon a certain milestone being reached.  The weighted average fair value of these shares of common stock amounted to $13.78.

During the three and nine months ended November 30, 2014, the Company modified the vesting term of 16,668 shares of common stock previously issued to certain members of its Board, resulting in the shares being fully vested upon modification.  As a result of the modification, the Company recognized a compensation charge of $192,500, equal to the fair value of these shares on the date of the modification.

During the nine months ended November 30, 2015 and 2014, the Company recognized $236,148 and $666,265, respectively, of share-based compensation related to common stock issued for services, all of which was recognized into general and administrative expense.

Settlement

On April 1, 2015, the Company entered into a settlement agreement to settle a dispute with two affiliated security holders in which the Company paid $150,000, in exchange for the cancellation of all Company securities held by such parties, which included an aggregate of 10,728 shares of common stock, 1,667 common stock purchase warrants with an exercise price of $31.50 and 5,001 common stock purchase warrants with an exercise price of $22.50. Additionally, the Company reimbursed $3,000 of legal expenses to the two affiliated security holders. The Company recorded the fair value of the instruments as a reduction of equity as equity instruments were cancelled and recognized a settlement expense of $39,097 for the excess of the amount paid over the fair value of the cancelled equity instruments.

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

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

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

Allocation of Proceeds of the Series B Private Placement on March 27, 2015 and March 31, 2015

The $2,130,750 proceeds from the Series B Private Placement on March 27, 2015 and March 31, 2015 were allocated to the Series B Preferred Stock and Series A Warrant instruments based on their relative fair values.

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

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

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

Series A preferred stock financing – the October 2014 Private Placement

On October 14, 2014, the Company issued 374,257 shares of Series A Convertible Preferred Stock to a certain accredited investors that entered into a securities purchase agreement in exchange for the transfer to the Company of 1,069,305 freely tradable shares of common stock of Quantum Materials Corp. (QTMM), a public reporting company whose shares of common stock are eligible for quotation on the OTCQB (the “October 2014 Private Placement”). We recorded the issuance of the Series A Convertible Preferred Stock in connection with the October 2014 Private Placement based on the fair value of the consideration received, which amounted to $256,633. The shares of QTMM were sold by the Company, generating approximately $214,000 of proceeds (see Note 12).

Purchase agreement with Lincoln Park Capital Fund, LLC

On October 10, 2014, the Company entered into a purchase agreement (the “LPC Purchase Agreement”), together with a registration rights agreement (the “LPC Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“LPC”).

Under the terms and subject to the conditions of the LPC Purchase Agreement, we have the right to sell to and LPC is obligated to purchase up to $10 million in shares of our common stock subject to certain limitations, from time to time, over the 24-month period commencing on the date that a registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the LPC Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. We may direct LPC, at its sole discretion and subject to certain conditions, to purchase up to 2,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 6,667 shares, depending upon the closing sale price of the common stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $500,000. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, but in no event will shares be sold to LPC on a day the common stock closing price is less than the floor price as set forth in the LPC Purchase Agreement. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the common stock is not below the threshold price as set forth in the LPC Purchase Agreement. In connection with the LPC Purchase Agreement, the Company issued 13,334 shares of common stock to LPC as a fee, and may issue up to 26,667 additional shares of common stock pro rata only if and as the $10 million is funded by LPC. The fair value of the 13,334 issued shares of common stock amounted to $139,980 on the grant date, which was recorded as a stock-based compensation during the three and nine months ended November 30, 2014, as the Company did not expect to close an offering with LPC within ninety days of the issuance of these shares.

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

As of November 30, 2015, the Company did not file the registration statement in connection with the LPC Registration Rights Agreement, and have not directed any sales of common stock pursuant to the LPC Purchase Agreement.

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

Deferred Offering Costs

During the three months ended November 30, 2015, the Company incurred $151,566 of incremental costs in connection with a public offering of the Company’s common stock.  These costs have been classified as deferred offering costs in the consolidated condensed balance sheet and will be either offset against the proceeds of the public offering and charged to additional paid-in capital or charged to earnings if the public offering is aborted.

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

The Note matures on July 30, 2016, accrues interest at a rate of eight percent (8%) per annum and may be prepaid by the Company at any time prior to the maturity date without penalty or premium.  The investor has the right at its option to exchange (the “Voluntary Exchange”) the outstanding principal balance of the Note plus the Conversion Interest Amount (as defined below) into such number of securities to be issued in the Public Offering (as defined below).  Upon effectuating such Voluntary Exchange, the Investor shall be deemed to be a purchaser in the Public Offering.  ”Public Offering” means a registered offering of equity or equity-linked securities resulting in gross proceeds of at least $5,000,000 to the Company; and “Conversion Interest Amount” means interest payable in an amount equal to all accrued but unpaid interest assuming the Note had been held from the issuance date to the maturity date.  In the event the Company completes a Public Offering and the Investor elected not to effectuate the Voluntary Exchange, then the Company shall promptly repay the outstanding principal amount of the Note plus all accrued and unpaid interest following completion of the Public Offering.

The Company evaluated the Voluntary Exchange provision, which provides for settlement of the Note at an 8% premium to the Note’s stated principal amount, in accordance with ASC 815-15-25. The Voluntary Exchange provision is a contingent put that is not clearly and closely related to the debt host instrument and therefore was initially separately measured at fair value and will be measured at fair value on an ongoing basis, with changes in fair value recognized in current operations. The proceeds of the Private Placement were first allocated to the fair value of the Warrant in the amount of $150,544 and to the fair value of the Voluntary Exchange provision in the amount of $227,740, with the difference of $821,716 representing the initial carrying value of the Note.  An additional $105,392 of debt issuance cost was recorded as additional debt discount at issuance.  The Note’s discount is amortized to interest expense over the term of the debt. During the three and nine months ended November 30, 2015, the Company recognized approximately $123,000 and $161,000 of interest expense related to the Note, including amortization of debt discount. Additionally, the Company recognized a loss of $3,134 in the three and nine month period ended November 30, 2015 due to the change in estimated fair value of the Voluntary Exchange provision.

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

	Note Payable	Discount	Voluntary Exchange Feature	Note Payable, Net
February 28, 2015 balance	$-	$-	$-	$-
Issuance of Note	1,200,000	(483,676)	227,740	944,064
Amortization of debt discount	-	129,354	-	129,354
Change in value	-	-	3,134	3,134
November 30, 2015 balance	$1,200,000	$(354,322)	$230,874	$1,076,552

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 5 – CONVERTIBLE NOTES

2013 Notes

From January to May 2013, the Company issued convertible promissory notes in the aggregate principal amount of $1,487,000, originally due December 31, 2013 (the “2013 Notes”).

On December 31, 2013, the Company entered into certain amendments to its outstanding 2013 Notes with the holders of an aggregate of $1,387,000 principal amount of 2013 Notes (the “Amendments”).  The Company determined the Amendments constituted a substantive modification of the 2013 Notes and, as a result, we accounted for this transaction as extinguishment of debt instrument and recorded the amended 2013 Notes at their fair value, which amounted to $1,243,482, based on level 2 inputs, specifically prices for a subsequent issuance of comparable debt instruments.

During the nine months ended November 30, 2014, the Company recorded $159,647 in interest expense as accretion related to the amended 2013 Notes.

2014 Notes

During the nine months ended November 30, 2014, the Company issued Additional 2014 Notes (as defined below) in the aggregate principal amount of $615,000 with 1,668 detachable warrants that can be exercised at $31.50 per share within a four-year period and 10,339 detachable warrants that can be exercised at $22.50 per share within a five-year period.

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

The relative fair value of the warrants and the intrinsic value of the beneficial conversion feature for the convertible notes issued during the nine months ended November 30, 2014 totaled $173,035 and was recorded as a discount to the convertible debt.

During the nine months ended November 30, 2014, $379,672 was recognized in interest expense as accretion expense related to the convertible notes debt discount.

Automatic Exchange of the Convertible Notes

On June 30, 2014, the Company completed the Qualified Financing whereby all outstanding convertible notes with an aggregate principal amount totaling $3,357,000 were automatically exchanged into the securities offered in the Qualified Financing.  The exchange also included approximately $201,000 of accrued interest. As of November 30, 2015, the Company has no convertible notes outstanding.

On June 30, 2014, as a result of the exchange of the convertible notes in the Qualified Financing, the Company recorded an expense amounting to $2,324,758 related to the recognition of a contingent beneficial conversion feature.  The expense was measured at the intrinsic value of the beneficial conversion feature for each of the convertible notes at their respective commitment date.

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

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

During the nine months ended November 30, 2015, the Company issued options to purchase 6,667 shares of common stock at $11.25 per share to a consultant. The options vest upon achieving certain performance-based milestones and expire on March 1, 2025. The Company will measure the fair value of these options with vesting contingent on achieving certain performance-based milestones and recognize the compensation expense when vesting becomes probable.  The fair value will be measured using a Black-Scholes model. During the nine months ended November 30, 2015, 3,334 of these options vested based on achieving certain milestones and the Company recognized $14,918 in stock-based compensation in connection with these options.

During the nine months ended November 30, 2015, the Company issued options to purchase 80,004 shares of common stock at $8.25 per share to non-executive members of its Board. The options vest in three equal installments on each of May 18, 2016, May 18, 2017, and May 18, 2018 and expire on May 18, 2025. These options had a total fair value of $388,000 as calculated using the Black-Scholes model.  During the three and nine months ended November 30, 2015, the Company recognized $58,428 and $126,514 of compensation expense related to these options.

On June 30, 2015, the Company issued options to purchase an aggregate of 5,001 shares of common stock at $8.25 per share to employees. The options vest over time through September 2017.

During the nine months ended November 30, 2015, the Company issued options to purchase 60,000 shares of common stock at $8.25 per share to our Chief Executive Officer. Certain of these options vest upon achieving certain performance-based or market-based milestones and expire on June 17, 2025. The fair value of these options on the grant date was $221,100. The Company will recognize the compensation expense when vesting becomes probable.  During the nine months ended November 30, 2015, 10,000 of these options vested immediately and the Company recognized $34,100 in stock-based compensation in connection with these options. During the three and nine months ended November 30, 2015, 10,000 of these options vested upon achieving a performance based milestone and the Company recognized $34,100 in stock-based compensation in connection with these options.  Additionally, the Company recognized $2,593 and $5,186 during the three and nine months ended November 30, 2015 in connection with 10,000 options with market-based vesting conditions.

During the nine months ended November 30, 2015, the Company issued options to purchase 26,667 shares of common stock at $8.25 per share to our former Chief Executive Officer and Chief Medical Officer. The options vested immediately. These options had a total fair value of $44,267 as calculated using the Black-Scholes model. For the nine months ended November 30, 2015, the Company recognized $44,267 of stock-based compensation for these options. The Company also modified the expiration date of certain vested option previously granted to our former Chief Executive Officer and Chief Medical Officer, which resulted in an additional compensation expense of $22,150 being recorded during the nine months ended November 30, 2015.  During the nine months ended November 30, 2015, the Company issued options to purchase 10,000 shares of common stock at $8.25 per share to a consultant. The options vest upon achieving certain performance-based milestones and expire on June 17, 2025. The Company will measure the fair value of these options with vesting contingent on achieving certain performance-based milestones and recognize the compensation expense when vesting becomes probable.  The fair value will be measured using a Black-Scholes model.

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

The weighted average inputs to the Black-Scholes model used to value the stock options granted during the nine months ended November 30, 2015 are as follows:

Expected volatility	113.47 - 123.55%
Expected dividend yield	0.00%
Risk-free interest rate	0.67% - 2.32%
Expected Term	6.30 years

During the nine months ended November 30, 2015, 534 options previously issued to a member of the Company’s Scientific and Clinical Advisory Board were mutually cancelled by the parties.  The member will continue to serve on the Company’s Scientific and Clinical Advisory Board without any equity compensation.

For the three and nine months ended November 30, 2014, the Company issued options to purchase 40,000 shares of common stock at $16.50 per share to members of its management team. The options vest upon certain milestones being achieved as follows: (i) 13,334 stock options shall fully vest two years following the date of issuance; (ii) of the remaining 26,667 stock options, one-third shall vest once the Company’s CLIA laboratory is operational, one-third shall vest upon the Company’s first commercial sale, and one-third shall vest upon the Company achieving $25 million in sales for the prior twelve month period.  These options had a total fair value of $368,002 as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.66%; (2) an expected term of 5.33 years; (3) an expected volatility of 116%; and (4) zero expected dividends.  The Company has recognized $8,393 in stock compensation expense in connection with the tranche with time-vesting condition of these options during the three and nine months ended November 30, 2014. During the three and nine months November 30, 2015, the Company recognized $16,030 and $48,087 in stock option expense in connection with the tranche with time-vesting conditions. Additionally, the Company also recognized $80,000 in stock option expense during the three months ended November 30, 2015 upon meeting the first milestone.

For the three and nine months ended November 31, 2014, a total of 14,667 non-employee performance-based stock options vested with a value of $232,000.  These options vested based on the completion of a trial and subsequent publication of results on June 3, 2014. The Company recognized $232,000 in stock option expense for the three and nine months ended November 30, 2014.

For the three and nine months ended November 30, 2014, an aggregate of 6,000 employee performance-based stock options vested with a value of $127,000. These options vested once certain milestones were completed by the employees, which included the completion of the research plan, lab setup, essential hires and investor presentation for the therapeutics program.  The Company recognized $127,000 in stock option expense for the three and nine months ended November 30, 2014.

For the three and nine months ended November 30, 2014, 6,667 stock options issued to certain members of our Board with an exercise price equal to $48.75 were cancelled in an effort to reduce the fully-diluted share count and increase number of available stock options. The Company determined that the transaction was not considered to be a modification of these stock-based awards. All stock-based compensation related to these options were recognized in the fiscal year ended February 28, 2014 and have not been reversed.

For the three and nine months ended November 30, 2015, the Company recognized $204,494 and $456,662, respectively, of compensation expense related to stock options, of which $141,541 and $369,478, respectively, was recognized in general and administrative expenses and $62,953 and $87,184, respectively, in research and development expenses.

For the three and nine months ended November 30, 2014, the Company recognized $8,394 and $367,394 of compensation expense related to stock options, of which $8,394 and $239,394 were recognized in general and administrative expenses and $0 and $128,000 in research and development expenses.

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2015	187,342	$23.70	$20,670	8.29
Granted	188,335	8.36	-	-
Exercised	-	-	-	-
Forfeited	534	8.10	-	-
Expired	3,667	10.20	-	-

Outstanding and expected to vest at November 30, 2015	371,476	$16.08	$-	7.94
Exercisable at November 30, 2015	173,700	$21.00	$-	6.52

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

The following table breaks down exercisable and unexercisable common stock options by exercise price as of November 30, 2015:

Exercisable			Unexercisable
Number of Options	Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Exercise Price	Weighted Average Remaining Life (years)
1,068	$8.10	9.17	-	$8.10	-
48,335	$8.25	4.86	133,333	$8.25	9.50
52,434	$10.20	6.11	-	$10.20	-
3,334	$11.25	9.47	3,333	$11.25	9.47
8,890	$16.50	8.88	31,110	$16.50	8.88
14,735	$22.50	8.66	30,000	$22.50	8.05
44,904	$48.75	7.35	-	$48.75	-
173,700	$21.00	6.52	197,776	$11.76	9.19

As of November 30, 2015, we had approximately $357,000 of unrecognized compensation related to employee and consultant stock options that are expected to vest over a weighted average period of 1.6 years and, approximately $272,200 of unrecognized compensation related to employee stock options whose recognition is dependent on certain milestones to be achieved.  Additionally, there were 43,333 stock options with a performance vesting condition that were granted to consultants which will be measured and recognized when vesting becomes probable.

NOTE 7 – WARRANTS

For the nine months ended November 30, 2015, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock in connection with the issuances of the Note on July 31, 2015, referenced in Note 4. This warrant is exercisable at $8.25 per share and expire on July 30, 2020. The warrant vests immediately.

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

For the nine months ended November 30, 2015, the Company issued an aggregate of 193,708 Series A Warrants in connection with the issuances of Series B Preferred Stock in March 2015, referenced in Note 3. These Series A Warrants were issued on March 27, 2015 and March 31, 2015, are exercisable at $10.50 per share and expire on March 31, 2020. The Series A Warrants vest immediately. The Series A Warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

In connection with the issuances of the Series B Preferred Stock on March 27, 2015 and March 31, 2015, the Company issued placement agent warrants to purchase an aggregate of 20,668 shares of common stock.  These placement agent warrants had the same terms as the Series A Warrants and were issued on March 27, 2015, are exercisable at $10.50 per share and expire on March 31, 2020. These placement agent warrants vest immediately. The fair value of these warrants was determined to be $158,441, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.41%; (2) an expected term of 5.0 years; (3) an expected volatility of 125%; and (4) zero expected dividends.

For the nine months ended November 30, 2015, the Company issued an aggregate of 1,251 warrants to a consultant for services. These warrants were issued on May 31, 2015 and expire on May 31, 2020. A total of 556 of such warrants are exercisable at $15.00 per share and 695 of such warrants are exercisable at $18.75 per share. These warrants vest immediately. The fair value of these warrants was determined to be $4,771, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.49%; (2) an expected term of 5.0 years; (3) an expected volatility of 124%; and (4) zero expected dividends. For the nine months ended November 30, 2015, the Company recognized $4,771 of stock-based compensation for these warrants.

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

For the three and nine months ended November 30, 2015, the Company issued to a consultant for services a five-year warrant to purchase 9,134 shares of common stock at an exercise price of $8.25 per share. This warrant vests immediately. The fair value of this warrant was determined to be $26,945, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.54%; (2) an expected term of 5.0 years; (3) an expected volatility of 128%; and (4) zero expected dividends. For the nine months ended November 30, 2015, the Company recognized $26,945 of stock-based compensation for this warrant.

For the nine months ended November 30, 2015, a total of 1,668 common stock purchase warrants with an exercise price of $31.50 and 5,001 common stock purchase warrants with an exercise price of $22.50 were repurchased and cancelled as part of a settlement of a dispute with two affiliated security holders (see Note 3).

For the nine months ended November 30, 2014, in connection with the issuance of convertible notes referenced in Note 5, the Company issued five-year warrants to purchase an aggregate 1,668 shares of common stock for a price of $31.50 and to purchase an aggregate 10,339 shares of common stock for a price of $22.50 per share. These warrants vested immediately. These warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet. These warrants had a weighted-average fair value of $127,289, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.64%; (2) an expected term of 5 years; (3) an expected volatility of 116.8%; and (4) zero expected dividends.

For the nine months ended November 30, 2014, the Company issued 204,420 warrants in connection with the closing of the Qualified Financing as described in Note 3. These warrants were issued on June 30, 2014, are exercisable at $22.50 per share and expire on June 30, 2018. These warrants vested immediately. The warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2015	580,604	$17.85	$72,250	3.33
Granted	273,997	10.10	-	-
Cancelled	6,669	24.75	-	-
Outstanding at November 30, 2015	847,932	$15.26	$-	3.17

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

Warrants exercisable at November 30, 2015 are:

Exercise Prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$8.25	83,104	4.56	83,104
$10.20	14,668	0.96	14,668
$10.50	344,005	4.34	344,005
$13.65	99,826	1.17	99,826
$15.00	556	4.50	556
$18.75	695	4.50	695
$21.00	52,427	0.74	52,427
$22.50	219,754	2.52	219,754
$31.50	29,830	2.37	29,830
$37.50	1,733	2.12	1,733
$45.00	1,334	1.17	1,334
	847,932		847,932

 NOTE 8 – LICENSE AGREEMENTS AND COMMITMENTS

License Agreements

In August 2010, we entered into a License Agreement (the “License Agreement”) with Einstein, MIT, Cornell and IFO-Regina. Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  We have satisfied all license maintenance payments due through November 30, 2015 and are required to make payments of $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

Effective March 2012, we entered into a second license agreement dated January 3, 2012 (the “Second License Agreement”) with Einstein. Pursuant to the Second License Agreement, we are required to make annual license maintenance fee payments beginning on January 3, 2013.  We have satisfied all license maintenance payments due through November 30, 2015 and are required to make additional payments of $30,000 in 2016, $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

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

Lease Agreements

On August 28, 2014, we entered into a lease agreement for our diagnostic laboratory and office space located in Boston, MA. The term of the lease is from September 1, 2014 through August 31, 2016, and the basic rent payable thereunder is $10,280 per month for the first year and $10,588 per month for the second year. Additional monthly payments under the lease agreement shall include tax payments and operational costs. Additionally, we paid a $40,000 refundable security deposit in connection with entering into the lease.

Effective December 1, 2015, we amended our lease agreement for a short-term office space in New York, NY.  The term of the lease is month-to-month and may be terminated with twenty-one (21) days notice. The basic rent payment is $2,400 per month and we paid an additional $1,500 refundable security deposit in connection with amending the lease.

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

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

Pursuant to the ASET License Agreeement and the Memorandum of Understanding between the Company and ASET (as assignee), as amended (the “MOU”), ASET is obligated to invest an aggregate of $1.25 million in new equity in the Company, $250,000 of which was invested in the Qualified Financing (see Note 3) with the balance to be invested in a separate financing on substantially similar terms on or before December 31, 2015.  Under the ASET License Agreeement and the MOU, in the event that ASET does not satisfy its investment obligation, the ASET License Agreement will terminate by its terms and the assets will automatically revert back to the Company.  The MOU also required ASET to pay for all costs and expenses of the SUNY Stony Brook facility, up to a maximum of $50,000 per month, from October 15, 2014 until the transfer of such assets under the ASET License Agreement. In addition, ASET agreed to reimburse the Company $150,000 for certain costs incurred at such facility by March 1, 2015.

On June 22, 2015, effective May 31, 2015, the Company and ASET entered into a side letter that clarifies certain terms of the MOU including allowing for the equity investments in multiple tranches.

In addition, the parties have mutually agreed to an extension of the $150,000 due the Company on March 1, 2015 in connection with the reimbursement for certain costs. ASET issued an interest free promissory note to the Company in the aggregate amount of $150,000, payable in three installments of $50,000 each due on June 1, 2015, July 1, 2015 and August 1, 2015, respectively. The Company recorded $150,000 of other income during the nine months ended November 30, 2015, related to this reimbursement from ASET. The Company has received each of the first two payments of $50,000, and, as of November 30, 2015, has a $50,000 note receivable from ASET recorded on the Company’s Balance Sheet.

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

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

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

We determined that ASET is considered a variable interest entity (“VIE”) because it lacks substantial equity investment. VIEs are consolidated by the primary beneficiary.

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At November 30, 2015 and February 28, 2015, the warrant liability balances of $300,151 and $273,000, respectively, were classified as Level 3 instruments.

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	Note Payable Warrants	Series B Warrants	Total
Fair value at the beginning of period:		$273,000	$273,000
Additions	$150,544		150,544
Change in fair value:	28,109	(151,502)	(123,393)
Fair value at end of period:	$178,653	$121,498	$300,151

In connection with the issuance of the Note on July 31, 2015, the Company issued warrants to purchase an aggregate of 43,636 shares of common stock.  These warrants were issued on July 31, 2015, are exercisable at $8.25 per share and expire on July 31, 2020. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment. The fair value of these warrants at November 30, 2015 and July 31, 2015 was determined to be $178,653 as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of November 30, 2015 and July 31, 2015 used the following assumptions: (1) stock price of $5.20 and $3.90, respectively; (2) a risk free rate of 1.58%; (3) an expected volatility of 132% and 128%, respectively; and (4) a fundraising event to occur on January 15, 2016 and November 30 2015, respectively, that would result in the issuance of additional common stock.

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

The Series B Warrants were measured at fair value on the issuance date using a Monte Carlo simulation and will be re-measured to fair value at each balance sheet date, and any resultant changes in fair value will be recorded in earnings. The Monte Carlo simulation as of November 30, 2015 and February 28, 2015 used the following assumptions: (1) a stock price of $5.15 and $10.50, respectively; (2) a risk free rate of 1.51% and 1.50%, respectively; (3) an expected volatility of 132% and 125%, respectively; and (4) a fundraising event to occur on January 15, 2016 and September 30, 2015, respectively, that would result in the issuance of additional common stock.

NOTE 11 – EQUIPMENT

Equipment consists of the following:

	Estimated Useful Lives	November 30, 2015	February 28, 2015
Research equipment	7 years	$590,373	$548,991
Computer equipment	5 years	76,075	73,704
		666,448	622,695
Accumulated depreciation and amortization		(145,630)	(96,089)
Equipment, net		$520,818	$526,606

Depreciation and amortization expense was $23,765 and $21,686 for the three months ended November 30, 2015 and November 30, 2014, respectively. Depreciation of equipment utilized in research and development activities is included in research and development expenses and amounted to $20,126 and $18,001 for the three months ended November 30, 2015 and November 30, 2014, respectively. All other depreciation is included in general and administrative expense and amounted to $3,639 and $3,685 for the three months ended November 30, 2015 and November 30, 2014, respectively.

Depreciation and amortization expense was $72,422 and $40,258 for the nine months ended November 30, 2015 and November 30, 2014, respectively. Depreciation of equipment utilized in research and development activities is included in research and development expenses and amounted to $61,412 and $29,331 for the nine months ended November 30, 2015 and 2014, respectively. All other depreciation is included in general and administrative expense and amounted to $11,010 and $10,928 for the nine months ended November 30, 2015 and November 30, 2014, respectively.

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

On March 26, 2014, we entered into an agreement to finance the purchase of research equipment for a purchase price of $318,603. The terms of the agreement require a down payment of $21,115 and 36 monthly payments of $10,260. The agreement further required a security deposit of $238,952, which will be refunded to the Company in three equal installments upon the payment of the twelfth, the twenty-fourth and the thirty-sixth monthly payments. This security deposit has been satisfied by the Company. As further security, a personal guaranty was required of our former chief executive officer. On July 9, 2015, we prepaid all the remaining installments due under the agreement through an application of the security deposit.

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

The fair value of the Consideration Shares at the time of the closing of the equity financing amounted to approximately $1,344,000. During the nine months ended November 30, 2014, the Company generated approximately $1,000,000 of proceeds from the sale of the Consideration Shares.  On October 14, 2014, the Company entered into an agreement with the investor whereby the remaining 1,069,305 Consideration Shares were to be kept by the Company in exchange for the issuance of Series A Convertible Preferred Stock (see Note 3).  As of November 30, 2014, the unsold Consideration Shares had an aggregate fair value of approximately $80,000.  During the three and nine months ended November 30, 2014, the Company incurred a loss of $33,707 on the holding and selling of the Considerations Shares.  As of February 28, 2015, the Company had sold all remaining Consideration Shares.

NOTE 13 – NET LOSS PER SHARE

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period.  Restricted shares issued with vesting condition that have not been met at the end of the period are excluded from the computation of the weighted average shares. As of November 30, 2015 and November 30, 2014, 26,201 and 24,521 restricted shares of common stock, respectively, were excluded from the computation of the weighted average shares.

Diluted net loss per common share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares generally consist of incremental shares issuable upon exercise of stock options and warrants and shares issuable from convertible securities.  When dilutive, warrants classified as liabilities are included in the potential common shares and any change in fair value of the warrant for the period presented is excluded from the net loss. For the periods ended November 30, 2015, the liability warrants were not dilutive.

In computing diluted loss per share for the periods ended November 30, 2015 and November 30, 2014, no effect has been given to the common shares issuable at the end of the period upon the conversion or exercise of the following securities as their inclusion would have been anti-dilutive:

	November 30, 2015	November 30, 2014
Stock options	371,476	190,334
Warrants	847,932	426,241
Preferred stock	488,914	58,284
Total	1,708,322	674,859

MetaStat, Inc.
Notes to Condensed Consolidated Financial Statements

NOTE 14 – SUBSEQUENT EVENTS

ASET License Agreement

Pursuant to the terms of the ASET License Agreement, as of December 31, 2015, the license granted thereunder was terminated by its terms as a result of ASET’s failure to invest $1 million in new equity in the Company. However, we are currently in discussions with ASET regarding the relationship, if any, moving forward, and the resolution of certain issues arising under the ASET License Agreement and the previously executed MOU.

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

Business Overview

We are a pre-commercial molecular diagnostic company focused on the development and commercialization of novel diagnostic tests that provide oncologists with clinically-actionable information to optimize cancer treatment strategies based on the specific biological nature or “metastatic potential” of each patients tumor. We believe cancer treatment strategies can be personalized, outcomes improved and costs reduced through new diagnostic tools that identify the aggressiveness of primary tumors, response to chemotherapy and resistance to taxane-based therapeutics and selective tyrosine kinase inhibitors (TKIs).

Aggressive cancer that spreads from a primary tumor through the bloodstream to other areas of the body is responsible for approximately 90% of all solid tumor cancer related deaths. Determining which early stage cancer patients are at risk and the corresponding optimal level of treatment remains one of the greatest issues in healthcare today, despite the advent and adoption of many genomic-based cancer diagnostics over the past decade. Targeted therapies have represented promising agents for the treatment of cancer. A main limitation of therapies that selectively target kinase signaling pathways and chemotherapies which stabilize cellular cytoskeletal elements is that a significant number of patients do not respond, and for those patients that do respond, the emergence of secondary drug resistance after an initial benefit.

Our tests provide oncologists with information regarding the aggressiveness of a patient’s tumor and the risk of the cancer spreading, or metastasizing. High-risk patients with aggressive tumors that are more likely to spread are often treated with adjuvant chemotherapy to prevent disease recurrence and the development of systemic metastasis. Our diagnostic tests help identify patients at risk for metastatic disease who need aggressive treatment. Alternatively, low-risk patients with less aggressive, indolent tumors that are less likely to spread can be spared aggressive treatment as the risk of adverse events and the development of future malignancies associated with adjuvant chemotherapy outweigh any marginal benefits. Our diagnostic tests help identify patients at low-risk who can avoid the high cost and risk of chemotherapy. In addition, we believe our tests could provide oncologists with valuable information by predicting response to taxane-based drugs and selective TKIs.

Our patented and proprietary platform technologies are based on the identification of a common pathway for the development of metastatic disease in solid epithelial-based tumors and our unique understanding of the underlying biology, including the direct mechanisms of action and epigenetic factors that drive systemic metastasis. Central to these discoveries are i) the pivotal role the Mena protein and its isoforms (MenaINV and Mena11a) play in the metastatic cascade through changing cellular phenotype including increasing cell chemotaxis, motility, migration and invasiveness, ii) the “MetaSite” the micro-anatomical site, or “window” in the blood vessels that metastatic cells squeeze through to enter the blood stream to begin their deadly spread, and iii) the novel role of MenaINV in disrupting the receptor tyrosine kinase (RTK) signaling through a negative feedback mechanism to drive sensitivity to growth factors and resistance to RTK inhibitors epidermal growth factor receptor (EGFR) and Met.

We are developing two driver-based diagnostic product lines, which we intend to offer as a commercial laboratory service available through our state-of-the-art CLIA-certified reference laboratory located in Boston, Massachusetts.

The MetaSite Breast(TM) test is a tissue-based immunohistochemistry (IHC) assay applicable for early stage invasive breast cancer patients. The MenaCalc(TM) platform is a tissue-based quantitative immunofluorescence (IF) assay broadly applicable to many epithelial-based cancers, including breast, lung, prostate, and colorectal. We believe no modifications of the MenaCalc(TM) tests are required for clinical use in new epithelial-based cancer indications and prognostic features allowing for inexpensive and rapid product expansion into these indications.

Our initial focus is on the early stage invasive breast cancer market, where it is estimated, approximately 30% of breast cancer tumors are biologically capable of metastatic spread, yet the majority (70-80%) of these patients are treated with aggressive therapies that could be modified or eliminated if the true biologic nature of the disease or risk of metastasis could be identified. We plan on commencing marketing of our metastatic breast cancer diagnostic in 2016 followed by MenaCalc(TM) diagnostic tests for other cancer indications including lung cancer, prostate cancer and colorectal cancer in 2017 and beyond.

The MetaSite Breast(TM) and MenaCalc(TM) diagnostic tests are eligible for reimbursement under the well-established Current Procedural Terminology (CPT) code 88361 for quantitative or semi-quantitative immunohistochemistry testing using computer-assisted technology. Since we plan to bill as a service, we anticipate we will receive payment for both the professional and technical fee for multiple service units because our diagnostic tests involve multiple separate steps of multiple primary antibody binding followed by counterstaining. The Centers for Medicare & Medicaid Services (CMS) coding policy defines the unit of service for each IHC or IF stain charged as one unit per different antigen tested and individually reported, per specimen. Alternatively, we can seek reimbursement under a non-specific, unlisted procedure code. Claims are paid at a rate established by our local Medicare carrier in Massachusetts and based upon the development and validation costs of the assays, the costs of conducting the tests, the reimbursement rates paid by other payors and the cost savings impact of the tests.

Clinical studies of 585 patients in the aggregate for the MetaSite Breast(TM) test and 1,203 patients in the aggregate for the MenaCalc(TM) test have been successfully completed. Results from these studies demonstrate MetaSite Breast(TM) is prognostic for risk of distant metastasis in patients with estrogen receptor (ER)-positive and human epidermal growth factor receptor 2 (HER2)-negative invasive breast cancer, regardless of nodal status and independent of clinical factors.  The MenaCalc(TM) test has been shown to be prognostic for patient outcomes, as measured by disease-specific survival, in all invasive breast cancer, independent of molecular subtype and other clinical factors, including nodal status. MenaCalc(TM) has also been shown to be prognostic for disease specific survival in patient with squamous cell carcinoma of the lung.

During 2016 we anticipate completing at least three additional breast cancer clinical studies with the aim of providing additional prognostic and chemo-predictive clinical evidence and to further define specificity, sensitivity and clinical utility of our metastatic breast cancer diagnostics, including the MetaSite Breast(TM) and MenaCalc(TM) Breast assays to support our commercialization efforts.

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

We determined that ASET meets the criteria for variable interest entities (“VIEs”) because it lacks substantial equity investment. VIEs are consolidated by the primary beneficiary.

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

Going Concern

Since our inception, we have generated significant net losses. As of November 30, 2015, we had an accumulated deficit of $22,296,199. We incurred net losses of $3,573,050 and $6,943,697 for the nine month periods ended November 30, 2015 and November 30, 2014, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through January 2016, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations and could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

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

Research and Development Expenses

The majority of the research and development expenses were focused on the research and development of the MetaSite Breast(TM) test. The remaining research and development expenses represent costs incurred to develop our MenaCalc(TM) platform of diagnostic assays in breast, lung, prostate and colorectal cancers and in 2014 initial research on our therapeutic platform, which was sublicensed to ASET pursuant to the ASET License Agreement.

We charge all research and development expenses to operations as they are incurred. All potential future product programs, apart from the MetaSite Breast(TM) test, are in the clinical research and development phase, and the earliest we expect another cancer indication to reach the commercialization stage is 2017.

We do not record or maintain information regarding costs incurred in research and development on a program or project specific basis. Our research and development staff working under sponsored research agreements and consulting agreements and associated infrastructure resources are deployed across several programs. Additionally, many of our costs are not attributable to individual programs. Therefore, we believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of a project.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development programs or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product.

Results of Operations

Comparison of the Three Months Ended November 30, 2015 and November 30, 2014

Revenues.  There were no revenues for the three months ended November 30, 2015 and November 30, 2014, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses. General and administrative expense was $656,929 for the three months ended November 30, 2015 as compared to $1,062,221 for the three months ended November 30, 2014. This represents an aggregate decrease of $405,292. Stock-based compensation was $169,215 for the three months ended November 30, 2015 as compared to $504,266 for the three months ended November 30, 2014. Excluding non-cash stock-based compensation expense and depreciation expense, general and administrative expenses decreased by $70,195 to $484,075 for the three months ended November 30, 2015 from $554,270 for the three months ended November 30, 2014.

Consulting expense, payroll expense, legal expense, conference, advertising and promotional expense, and office expense all decreased by $67,097, $51,667, $34,702, $20,540 and $13,730, respectively. Decreased general and administrative expenses were partially offset by increased investor relations expense, due and subscription fees, audit fees, health insurance expense, board compensation expense, website and telecommunication expense and travel expense of $26,989, $25,458, $13,385, $12,718, $12,500, $11,419 and $10,807, respectively.

Research and Development Expenses. Research and development expenses increased by $118,350 to $405,911 for the three months ended November 30, 2015 from $287,561 for the three months ended November 30, 2014. Excluding non-cash stock-based compensation expense and depreciation expense, research and development expenses increased by $53,271 to $322,832 for the three months ended November 30, 2015 from $269,560 for the three months ended November 30, 2014.

Increased diagnostic research and development spending was partially offset by decreases in therapeutic research and development spending associated with the divestiture of the therapeutic assets and reduction in therapeutic headcount including $75,000 of reimbursement from ASET for expenses incurred during the three months ended November 30, 2014. Consulting spending increased by $95,318, while payroll expense, therapeutic research spending, payroll expense and healthcare reimbursement decreased by $74,259, $37,939, and $10,550, respectively.

Other (Income) Expense. Other (income) expense amounted to $173,432 for the three months ended November 30, 2015 as compared to $57,833 for the three months ended November 30, 2014.  This represents an increase of $115,599. This increase was due in part to an increase in interest expense of $123,616, a change in the fair value of warrant liability of $49,507, partially offset by decreases in other income of $23,867 and loss on securities held for sale of $33,707 recorded in 2014.

Net Loss. As a result of the factors described above, we had a net loss of $1,236,272 for the three months ended November 30, 2015 as compared to a net loss $1,407,665 for the three months ended November 30, 2014.

Comparison of the Nine Months Ended November 30, 2015 and November 30, 2014

Revenues.  There were no revenues for the nine months ended November 30, 2015 and November 30, 2014, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses. General and administrative expense was $2,681,857 for the nine months ended November 30, 2015 as compared to $2,853,569 for the nine months ended November 30, 2014. This represents an aggregate decrease of $171,712. Stock-based compensation was $637,343 for the nine months ended November 30, 2015 as compared to $1,045,641 for the nine months ended November 30, 2014. Excluding non-cash stock-based compensation expense and depreciation expense, general and administrative expenses increased by $236,504 to $2,033,504 for the nine months ended November 30, 2015 from $1,797,000 for the nine months ended November 30, 2014.

Payroll, benefits, payroll taxes and board compensation decreased by $276,605 which was partially offset by increased consulting expense of $153,729 as the company refocused operations on diagnostic product development and commercialization and ceased activity associated with therapeutic product development. Corporate communication and investor relations expense increased by $215,416 from $84,996 for the nine months ended November 30, 2014 to $300,413 for the nine months ended November 30, 2015. The increased activity was associated with communicating the new capital markets and product development strategy. Accounting expense increased by $119,407 from $157,782 for the nine months ended November 30, 2014 to $277,188 for the nine months ended November 30, 2015. This increase was mainly related to non-recurring transactions including filing registration statements and valuation set-up costs, among others. Corporate legal expense decreased by $78,633 from $264,535 for the nine months ended November 30, 2014 to $185,903 for the nine months ended November 30, 2015.

Research and Development Expenses. Research and development expenses decreased by $88,313 to $943,205 for the nine months ended November 30, 2015 from $1,031,518 for the nine months ended November 30, 2014. Stock-based compensation was $87,184 for the nine months ended November 30, 2015 as compared to $128,000 for the nine months ended November 30, 2014. Excluding non-cash stock-based compensation expense and depreciation expense, research and development expenses decreased by $79,578 to $794,609 for the nine months ended November 30, 2015 from $874,187 for the nine months ended November 30, 2014.

Increased diagnostic research and development spending was partially offset by decreases in therapeutic research and development spending associated with the divestiture of the therapeutic assets and reduction in therapeutic headcount including $75,000 of reimbursement from ASET for expenses incurred during the nine months ended November 30, 2014. Payroll and benefits and laboratory operations expense associated with therapeutic development decreased by $162,548 and $213,286, respectively which was partially offsetting by increased diagnostic R&D consulting and laboratory operations expense of $94,318 and $90,760, respectively.

Other (Income) Expense. Other (income) expense was $(52,012) for the nine months ended November 30, 2015 as compared to $3,058,611 for the nine months ended November 30, 2014.  This represents a change of $3,110,623. Other (income) expense for the nine months ended November 30, 2015 mostly comprised the interest expense and the beneficial conversion feature related to the promissory notes exchanged in June 2014 and amounted to $679,432 and $2,324,758, respectively. Other (income) expense for the nine months ended November 30, 2015 mostly comprised the $150,000 gain on the ASET transaction and the $123,393 gain from the change in fair value of the warrant liability, offset by $169,279 interest expense on the note payable.

Net Loss. As a result of the factors described above, we had a net loss of $3,573,050 for the nine months ended November 30, 2015 as compared to a net loss of $6,943,697 for the nine months ended November 30, 2014.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of November 30, 2015, we had an accumulated deficit of $22,296,199.  We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and selling and marketing expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock, preferred stock, and promissory notes. Through November 30, 2015, we had received net proceeds of $6,133,605 through the sale of common stock to investors, $256,311 through the sale of Series A Preferred Stock to investors, $3,388,250 through the sale of Series B Preferred Stock to investors, $3,457,000 from the sale of convertible promissory notes and $1,200,000 from the sale of the note payable.  As of November 30, 2015, we had cash and cash equivalents of $264,917 and net debt of $1,076,552.  Through November 30, 2015, we have issued and outstanding warrants to purchase 847,932 shares of our common stock at a weighted average exercise price of $15.26, which could result in proceeds to us of approximately $12,900,000 if all outstanding warrants were exercised for cash.

Cash Flows

At November 30, 2015, we had $264,917 in cash and cash equivalents, compared to $69,177 on November 30, 2014.

Net cash used in operating activities was $2,437,836 for the nine months ended November 30, 2015 compared to $2,631,717 for the nine months ended November 30, 2014. The decrease in cash used of $193,881 was primarily due to the payment of a security deposit in 2014 related to a capital lease obligation, partially offset by the slight increase in operating expenses during the nine months ended November 30, 2015.

Net cash used in investing activities was $(198,933) for the nine months ended November 30, 2015, compared to $1,077,281 of cash provided for the nine months ended November 30, 2014. This increase of $1,276,214 was attributed to increases in laboratory equipment purchases for our research & development and CLIA-certified reference laboratory facility in Boston and reduction of proceeds from the sale of investments. We expect amounts used in investing activities to increase in fiscal year 2016 and beyond as we grow our corporate operations, expand research and development activities and establish and add capacity in our commercial laboratory, which is expected to result in an increase of our capital expenditures.

Net cash provided by financing activities during the nine months ended November 30, 2015 was $2,643,866 compared to $1,140,205 for the nine months ended November 30, 2014. Financing activities consisted primarily of proceeds from the sale of notes and warrants and Series B Preferred Stock and warrants for the nine months ended November 30, 2015, and from the issuance of convertible notes and warrants and common stock and warrants for the nine months ended November 30, 2014.

Contractual Obligations

As of November 30, 2015, we had the following contractual commitments:

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

Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  We have satisfied all license maintenance payments due through November 30, 2015. We are required to make payments of $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year.

Pursuant to the Second License Agreement, we are required to make annual license maintenance fee payments beginning on January 3, 2013.  We have satisfied all license maintenance payments due through November 30, 2015.

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

Pursuant to the ASET License Agreement and Memorandum of Understanding between the Company and ASET (as assignee), as amended (the “MOU”), ASET is obligated to invest an aggregate of $1.25 million in new equity in the Company, $250,000 of which was invested in the June 30, 2014 and July 14, 2014 equity financings with the balance to be invested in a separate financing or financings on substantially similar terms on or before December 31, 2015. Under the ASET License Agreement and the MOU, in the event that ASET does not satisfy its investment obligation, the ASET License Agreement will terminate by its terms and the assets will automatically revert back to the Company.  The MOU also required ASET to pay for all costs and expenses of the SUNY Stony Brook facility, up to a maximum of $50,000 per month, until the transfer of such assets under the ASET License Agreement. In addition, ASET agreed to reimburse the Company $150,000 for certain costs incurred at such facility by March 1, 2015.

On June 22, 2015, effective May 31, 2015, the Company and ASET entered into a side letter that clarifies certain terms of the MOU including allowing for the equity investments in multiple tranches.

In addition, the parties mutually agreed to an extension of the $150,000 due the Company on March 1, 2015 in connection with the reimbursement for certain costs. ASET issued an interest free promissory Note to the Company in the aggregate amount of $150,000, payable in three installments of $50,000 each due on June 1, 2015, July 1, 2015 and August 1, 2015, respectively. The Company has received each of the first two payments of $50,000 and as of November 30, 2015, has a $50,000 note receivable from ASET.

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

Pursuant to the terms of the ASET License Agreement, as of December 31, 2015, the license granted thereunder was terminated by its terms as a result of ASET’s failure to invest $1 million in new equity in the Company. However, we are currently in discussions with ASET regarding the relationship, if any, moving forward, and the resolution of certain issues arising under the ASET License Agreement and the previously executed MOU.

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

Effective March 1, 2015 we entered into a lease agreement for short-term office space in New York, NY.  The term of the lease is month-to-month and may be terminated upon twenty-one (21) days’ notice. The basic rent payment is $1,400 per month and we paid a $2,100 security deposit in connection with entering into the lease. Effective December 1, 2015 we amended our lease agreement for the short-term office space in New York, NY.  The term of the lease is month-to-month and may be terminated with twenty-one (21) days notice. The basic rent payment is $2,400 per month and we paid an additional $1,500 security deposit in connection with the amended lease.

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

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through January 2016, without raising additional capital. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the recent financing activities. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in reimbursement. We expect that we will receive limited payments for our metastatic breast cancer diagnostic, including the MetaSite Breast(TM) and MenaCalc(TM) test billings from the beginning of our marketing efforts into the foreseeable future. As reimbursement contracts with third-party payors are put into place, we expect an increase in the number and level of payments received for our metastatic breast cancer diagnostic, including the MetaSite Breast(TM) and MenaCalc(TM) test billings.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Vice President, Finance, of the effectiveness of disclosure controls and procedures as of November 30, 2015. Based upon that evaluation, management, including the Chief Executive Officer and Vice President, Finance, concluded that the design and operation of disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of November 30, 2015.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework  (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of November 30, 2015.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during the nine months ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

If the Company is unable to continue as a going concern, its securities will have little or no value.

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the years ended February 28, 2015 and 2014 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of November 30, 2015, the Company had an accumulated deficit of $22,296,199. The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through January 2016, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact it’s business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

METASTAT, INC.

Date: January 14, 2016	By	/s/ Douglas A. Hamilton
Douglas A. Hamilton President and Chief Executive Officer (Principal Executive and Financial Officer)