Form 10-K
period 2016-02-29
MetaStat, Inc.
filed 2016-05-31
CIK 1404943

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 29, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock, par value $0.0001 per share, of the registrant held by non-affiliates on August 31, 2015 was approximately $5.1 million, which was computed upon the basis of the closing price on that date.

There were 1,876,201 shares of common stock of the registrant outstanding as of May 24, 2016.

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

Overview

We are a pre-commercial molecular diagnostic company focused on the development and commercialization of novel diagnostic tests that provide oncologists with clinically-actionable information to optimize cancer treatment strategies based on the specific biological nature or “metastatic potential” of each patient’s tumor. We believe cancer treatment strategies can be personalized, outcomes improved and costs reduced through new diagnostic tools that identify the aggressiveness of primary tumors and response to chemotherapy, as well as resistance to selective targeted therapies and chemotherapeutics.

Aggressive cancer that metastasizes or spreads from a primary tumor through the bloodstream to other areas of the body is responsible for approximately 90% of all solid tumor cancer related deaths. Determining which early stage cancer patients are at risk of metastasis and the corresponding optimal level of treatment remains one of the greatest issues in healthcare today. Despite the advent and adoption of many genomic-based cancer diagnostics over the past decade, many cancer patients are either over or under treated. Targeted therapies such as tyrosine kinase inhibitors (TKIs) that selectively target kinase signaling pathways and taxane-based drugs that stabilize cellular cytoskeletal elements have represented some of the most promising agents in development for the treatment of cancer over the past 20 years. TKIs typically have less severe side effects than standard chemotherapy, however, a main limitation is that a significant number of patients do not respond to treatment, and the emergence of secondary drug resistance for those patients that do show an initial benefit.

Our tests provide oncologists with information regarding the aggressiveness of a patient’s tumor and the risk of the cancer spreading, or metastasizing. High-risk patients, that have been identified with aggressive tumors that are more likely to spread, are often treated with adjuvant chemotherapy to prevent disease recurrence and the development of cancer metastasis. Alternatively, low-risk patients, that have been identified with less aggressive, indolent tumors that are less likely to spread, can be spared aggressive treatment as the risk of adverse events and the development of future malignancies associated with adjuvant chemotherapy outweigh any marginal benefits. Our diagnostic tests help identify patients at high-risk for metastatic disease who require and are likely respond to aggressive treatment, and patients at low-risk for metastatic disease who can avoid the high costs and risks of adjuvant chemotherapy. In addition, we believe our biomarkers and companion diagnostics could provide oncologists with additional valuable information by predicting response to specific taxane-based drugs and selective tyrosine kinase inhibitors (TKIs).

Scientific Background

Our proprietary platform technologies are derived from novel ways of observing cancer cell behavior in living functioning tumors in live animals and are based on the discovery of a common pathway for the development of metastatic disease in solid epithelial-based tumors. These technologies are the result of over 15 years of study and collaboration among four scientific/academic institutions including Massachusetts Institute of Technology (“MIT”), Albert Einstein College of Medicine (“AECOM”) formerly of Yeshiva University, Cornell University (“Cornell”), and the IFO-Regina Elena Cancer Institute in Rome, Italy (“IFO-Regina” and, collectively with MIT, AECOM, and Cornell, the “Licensors”), that enabled us to understand the underlying biology, including the direct mechanisms of action and specific microenvironmental factors that drive systemic metastasis.

As described in Nature Reviews Cancer (Condeelis and Segall, 2003), multiphoton-based intravital imaging was used to capture real-time high-resolution, three-dimensional images of cancer cell behavior in live breast cancer tumors. This led to new insights about the mechanisms of cell migration during invasion and intravasation, and information about the microenvironment that is required for these key steps in metastasis.

Our research collaborators were the first to discover the mechanism by which metastatic breast cancer cells polarize, move toward and invade blood vessels. As described in Cancer Research (Wyckoff et al., 2004) and further detailed in Cell (Condeelis and Pollard, 2006), breast cancer migration, invasion and metastasis is driven by a self-propagating paracrine loop between perivascular macrophages that secrete epidermal growth factor (EGF) and tumor cells, which secrete colony-stimulating factor (CSF)-1. EGF elicits several responses including chemotaxis (chemical-induced movement) that recruits cancer cells along the extra-cellular matrix towards and into blood vessels. An artificial blood vessel was developed using a microneedle that mimics this chemotactic signaling to attract, capture, and isolate a discrete population of metastatic cancer cells, which was first described in Cancer Research (Wyckoff et al., 2000). As first published in Cancer Research (Wang et al., 2004), gene expression analysis of these invasive cancer cells was performed and compared against a general population of cancer cells that resulted in the identification of a specific gene expression profile or “invasion signature” of highly metastatic breast cancer cells that exhibit a rapid amoeboid migratory phenotype. Analysis of the invasion signature showed that number of genes were identified that must be coordinately up or downregulated in the invasive tumor cells in order for their invasion to lead to cancer metastasis. One of the key upregulated genes in invasive tumor cells encodes Mena, an actin regulatory protein, which is central in the regulation of the pathways encoded by the invasion signature.

Further intravital imaging led to the discovery of the micro-anatomical site in the tumor microenvironment, or “portal” in the blood vessels that metastatic cells squeeze through to enter the blood stream. This portal was originally named the “Tumor Microenvironment of Metastasis (TMEM)”, however we have re-named this site of metastasis the “MetaSite(TM)”. The MetaSite(TM) is consists of three cells in direct apposition: an endothelial cell (a type of cell that lines the blood vessels), a peri-vascular macrophage (a type of immune cell found near blood vessels), and a tumor cell that expresses the Mena protein. Clinical data presented in Clinical Cancer Research (Robinson et al., 2009) showed the density of these “portals” or MetaSites(TM) present in a tumor tissue sample correlated to the probability of distant cancer metastasis. This is the basis of our MetaSite Breast(TM) test, which is more fully described herein.

Mena, a member of the Ena/VASP family of proteins, regulates cytoskeletal dynamics, membrane protrusion, and cell movement, adhesion and shape change in a variety of cell types and contexts by influencing the geometry and assembly of actin filament networks. The growth and elongation of actin fibers, part of the cell’s cytoskeleton, are controlled by a process that caps their ends. Mena interferes with the actin capping allowing the actin fibers to lengthen by continuously polymerizing, thus pushing forward the leading edge of the cell. A detailed summary of the Mena protein was published in Trends in Cell Biology (Gertler and Condeelis, 2011).

The Mena gene can be alternatively spliced to produce multiple isoforms of which the Mena11a and MenaINV isoforms dominate. Alternative splicing is the process by which exons within a pre-mRNA transcript of a gene are differentially spliced, resulting in multiple protein isoforms being encoded by a single gene. Post-transcriptional processing of the Mena gene provides an opportunity for gene regulation and increases the functional informational capacity of the gene. These small differences in Mena structure produce large differences in Mena protein function. The Mena gene corresponds to a 570 amino acid protein with the MenaINV isoform containing a supplementary exon corresponding to a 19 amino acid addition to the EVH1 domain of the protein. Mena11a contains a supplementary exon corresponding to a 21 amino acid addition to the EVH2 domain of the protein. The invasive Mena isoform, MenaINV, and the less dangerous Mena isoform, Mena11a play distinct roles in breast cancer morphology. Results published in Clinical Experimental Metastasis (Roussos et al., 2011) showed that MenaINV expressing tumor cells are significantly less cohesive and have discontinuous cell-cell contacts compared to Mena11a expressing tumor cells. Metastatic breast cancer cells expressed 7.5 fold more MenaINV than non-metastatic cells. Furthermore, MenaINV expression correlated with MetaSite(TM) score, while Mena11a did not. These results suggest that MenaINV, but not Mena11a, is associated with intravasation and metastasis.

In further research published in Development Cell (Philippar et al., 2008), MenaINV was shown to promote invasion and metastasis by helping cancer cells subvert normal regulatory networks regulating cell motility and increasing sensitivity to the chemo-attractant EGF by up to forty (40x) times. MenaINV allows cancer cells to respond to lower EGF concentrations.

In a nonclinical proof-of-concept study published in Breast Cancer Research (Roussos et al., 2010), the role of Mena in tumor progression and metastasis was investigated. A “Mena null” mouse, a mouse unable to produce the Mena protein or its isoforms was developed. These Mena null mice were crossbred with polyoma middle T oncoprotein or “PyMT” mice (mice genetically predisposed to spontaneously develop highly metastatic breast cancer tumors). The resulting Mena null PyMT mice were compared to control PyMT mice. Both groups of mice developed breast cancer tumors, however, the Mena null mice’s tumors stayed localized while the control mice developed systemic metastasis. More importantly, all the control mice succumbed to metastatic disease while the Mena null mice showed significant survival advantage with most dying of old age.

As described in Nature Reviews Cancer (Kavallaris, 2010), microtubules are critical cytoskeletal structures that mediate cell division. The primary building block of microtubules is tubulin and Tubulin Binding Agents (TBAs), such as taxanes, are potent anti-mitotic agents that inhibit cellular growth, drug binding, and/or cell signaling.  TBAs, in part, act to stabilize microtubules thus preventing dynamic microtubule polymerization and activity.  Although TBAs are a widely used chemotherapeutic regimen, predicting patients who are resistant and/or who will become resistant is problematic and largely unresolved. Although there are several possible mechanisms of resistance, one possible mechanism is augmenting the actin cytoskeleton as these two independent cytoskeletal systems have been shown to interact and influence one another as detailed in Nature Cell Biology (Rodriguez et al., 2003) and Cancer Metastasis Review (Hall et al., 2009).  Specifically, agents that inhibit actin de-polymerization as shown in Cancer Research (Dan et al., 2002) and/or promote actin polymerization, like MenaINV, may confer and therefore be used to predict resistance to TBAs or taxane-based drugs.

As described above, Mena promotes cancer cell invasion and migration toward blood vessels by potentiating EGF signaling. Recent data published in November 2015 in Molecular Biology of the Cell (Hughes et al., 2015) describes how Mena associates constitutively with the tyrosine phosphatase PTP1B to mediate a novel negative feedback mechanism that attenuates RTK signaling. On EGF stimulation, complexes containing Mena and PTP1B are recruited to the EGFR, causing receptor dephosphorylation (the removal of phosphate groups that can prevent ligation) and leading to decreased motility responses. When MenaINV is expressed, PTP1B recruitment to the EGFR is impaired, providing a mechanism for growth factor sensitization to EGF, as well as HGF and IGF, and increased resistance to EGFR and Met inhibitors.

Notably, MenaINV disrupts this negative feedback mechanism to drive sensitivity to EGF, HGF, and IGF growth factors and resistance to TKIs that target EGFR and HGFR (c-Met). Disruption of this attenuation by MenaINV sensitizes tumor cells to low growth factor concentrations, thereby increasing the migration and invasion responses that contribute to metastasis. As a result, we believe there is a biological basis to explore the prognostic and predictive utility of MenaCalc(TM) to predict patient response to TKIs that target EGFR and HGFR (c-Met) in the treatment of breast cancer, colorectal, NSCLC, pancreatic and other cancers.

The MetaSite Breast(TM) and MenaCalc(TM) Driver-Based Diagnostic Tests

We are developing two driver-based diagnostic product lines, which we intend to offer as a clinical laboratory service available through our state-of-the-art CLIA-certified laboratory located in Boston, MA. The MetaSite Breast(TM) and MenaCalc(TM) tests have been analytically validated under CLIA and are available for clinical use in most states. The MetaSite Breast(TM) test is a tissue-based immunohistochemistry (“IHC”) assay applicable for early stage invasive breast cancer patients. The MenaCalc(TM) platform is a tissue-based quantitative immunofluorescence (“QIF”) assay broadly applicable to many epithelial-based cancers, including breast, lung, colorectal and prostate. We believe no modifications of the MenaCalc(TM) test are required for clinical use in new epithelial-based cancer indications allowing for inexpensive and rapid product expansion into additional indications.

Both our MetaSite Breast(TM) and MenaCalc(TM) diagnostic products are designed to accurately stratify patients based on their individual risk of metastasis and to allow oncologists to better customize cancer treatment decisions by positively identifying patients with a high-risk of metastasis who need adjuvant chemotherapy and by identifying patients with a low-risk of metastasis who can be spared from the harmful side effects and expense of aggressive treatment. Our diagnostic products could also provide oncologists with additional valuable information by predicting response to taxane-based drugs and selective receptor tyrosine kinase inhibitors (TKIs).

The MetaSite Breast(TM) assay is an IHC test performed on formalin-fixed paraffin-embedded (“FFPE”) tissue from a biopsy that directly identifies and quantifies the active sites of the metastatic process. In order for breast cancer tumor cells to enter a blood vessel (intravasate), three types of cells must self-assemble in apposition to each other in individual three-cell structures. This structure termed a “MetaSite(TM)”, is composed of an endothelial cell (cell that lines blood vessels), a perivascular macrophage (a type of immune cell), and a tumor cell that expresses the Mena protein. We have demonstrated in clinical studies that the number of MetaSites(TM) correlates with increased risk of cancer metastasis.

The MetaSite Breast(TM) test is intended for patients with early stage (stage 1-3) invasive breast cancer who have node-negative or node-positive (1-3), ER-positive, HER2-negative disease.

The MenaCalc(TM) assay is a QIF tissue-based test which measures expression levels of the Mena protein and the non-invasive isoform Mena11a. The MenaCalc(TM) assay requires very little tissue and can be performed on FFPE samples or cells from a needle biopsy or fine needle aspiration allowing oncologists to begin treatment starting from patients’ initial visit. The Mena protein and its isoforms are key potentiators and modulators of cellular phenotype and behavior, including increasing cell chemotaxis, motility, migration and invasiveness and are central to the metastatic cascade. Mena is expressed in multiple isoforms, including MenaINV and Mena11a. Overexpression of MenaINV and down regulation of Mena11a in tumor cells correlate with increased metastatic potential and decreased overall survival.

The MenaCalc(TM) Breast test is intended for all patients with early stage invasive breast cancer, independent of molecular subtype and other clinical factors, including nodal status. This includes triple negative (TNC), and HER2-positive breast cancer patients, for whom there are no clinically available diagnostic assays.

Our MetaSite Breast(TM) and MenaCalc(TM) tests do not require additional procedures on the patient or new equipment for treating physicians. We expect that once a patient is diagnosed with early stage invasive breast cancer and a physician orders the test, the pathology lab at the hospital or cancer center will provide us with a FFPE tumor block or thin section from the biopsy specimen utilized for the diagnosis. These specimens are chemically preserved and embedded in paraffin wax and therefore require no special handling and can be sent via overnight mail to our CLIA-certified reference laboratory in Boston, MA. Once we receive the tissue sample, our laboratory staff will log the sample and begin the processing procedure. Our staff will perform immunostaining, the process of staining cells using antibody-based stains. We expect to analyze the tissue sample and deliver our analysis report to the treating physician within 3-5 days of receipt of the tissue sample. This is well within the critical decision timeframe after the tumor has been surgically removed and typically well before the patient and the treating physician(s) discuss additional treatment options.

We believe our driver-based diagnostic products will provide valuable and actionable information to treating physicians with the following benefits:

•
Improved Quality of Treatment Decisions. MetaStat’s approach to cancer diagnosis and prognosis should improve the quality of cancer treatment decisions by providing each patient with a probability of developing cancer metastasis following initial front-line treatment. Our approach represents a substantial departure from existing approaches to treatment that often use statistically based or qualitative factors to determine treatments that are predominantly focused on growth and proliferation of the primary tumor. Our breast cancer diagnostic assays including the MetaSite Breast(TM) test and MenaCalc(TM) Breast assays have been shown in clinical studies to allow physicians to accurately stratify many patients into cancer metastasis risk categories different from classifications based primarily on tumor pathology grade and stage, thus enabling patients and physicians to make more informed decisions about treatment risk-benefit considerations and, consequently, design an individualized treatment plan according to each patient.

•
Improved Economics of Cancer Care.  We believe that improving the quality of treatment decisions can result in significant economic benefits. For example, in early stage breast cancer, data show that many patients are misclassified as high or low risk for systemic metastasis. Many low-risk patients that are misclassified as high-risk receive toxic and expensive chemotherapy treatment regimens they might not undergo if the risks were accurately assessed. Chemotherapy and related costs have been estimated to range from $20,000 to $100,000 per patient. On the other hand, some high-risk breast cancer patients that are misclassified as low-risk are not provided chemotherapy treatment when it would have made sense for them to receive such treatment, possibly necessitating future treatment that would be more expensive ($128,000 on average) if the cancer metastasizes.

Analytic Validation

Both the MetaSite Breast(TM) and MenaCalc(TM) Breast tests have been analytically validated under CLIA and are available for clinical use in most states.

In December 2015, we presented results from the analytic validation study of our fully-automated commercial MetaSite Breast(TM) assay at the Tumor Metastasis meeting of the American Associations for Cancer Research (AACR). The reliability of our commercial MetaSite Breast(TM) test was supported by confirming the test’s analytical accuracy, reproducibility, and precision. Reproducibility across operators, instruments and different sections of a tumor sample ranged from 91% to 97% and analytical precision was found to be greater than 97% with a mean percent coefficient of variation (%CV) of 6.6% (n=35). Our commercial MetaSite Breast(TM) assay showed a high degree of analytical accuracy with the reference standard with AUCs of 0.84 and 0.90 for low and high risk cut-points, respectively. The gold standard method was originally developed at AECOM, where results from their study published in August 2014 in the Journal of the National Cancer Institute (Rohan et al., 2014) demonstrated the number of MetaSites(TM) in tumors was predictive of metastatic disease in ER-positive breast cancer.

In January 2016, we announced positive results from the analytic validation study of our fully-automated commercial MenaCalc(TM) Breast assay, which confirmed the test’s overall assay performance and precision. In this study, we assessed the overall assay performance, imaging, and scoring performance of our commercial MenaCalc(TM) Breast test using FFPE tissue samples (n=28) from patients with invasive breast cancer. The MenaCalc(TM) Breast test demonstrated strong assay performance (day-to-day reproducibility) as measured by linear regression analysis showing Pearson’s R greater than 0.85 and linear slopes greater than 0.98 with a mean %CV of 2.3% (Range 0.07-6.95). Further, imaging and scoring performance (run-to-run precision) was also highly precise with Pearson’s R and linear slopes greater than 0.99 as well as %CV of 0.45% (Range 0.02-2.32).

Clinical Study Results

We have successfully completed clinical studies of 585 patients in the aggregate for the MetaSite Breast(TM) assay and 1,203 patients in the aggregate for the MenaCalc(TM) assay.

In April 2009, the positive results of a clinical study using the MetaSite Breast(TM) assay on patient tumor samples with invasive breast cancer was published in Clinical Cancer Research (Robinson, et al., 2009) In this case-controlled 5-year retrospective study, a cohort of 60 patients with invasive ductal breast carcinoma including 30 patients who developed metastatic disease was studied using the MetaSite Breast(TM) assay.  The results from this study demonstrated MetaSite(TM) score density was statistically significantly greater in patients who subsequently developed systemic metastasis compared with the patients who had only localized breast cancer (median, 105 vs. 50, respectively; P = 0.00006). For every 10-unit increase in MetaSites(TM) the odds ratio of systemic metastasis increased by 1.9 (95% confidence interval, 1.1-3.4). The number of MetaSites(TM) observed per patient ranged from 12 to 240 and the odds of metastasis nearly doubled for every increase of 10 MetaSites(TM).  Importantly, the MetaSite(TM) score density was not correlated with tumor size, lymph node metastasis, lymphovascular invasion, or hormone receptor status.

In September 2012, the positive results of a combined 797 (cohort 1 with 501 and cohort 2 with 296) breast cancer patient clinical study using the MenaCalc(TM) Breast assay on tissue microarrays (TMAs) were published in Breast Cancer Research (Agarwal et al., 2012). The prognostic impact of MenaCalc(TM) Breast using 20-year follow-up for association with risk of disease-specific death was tested. Results showed that relatively high MenaCalc(TM) Breast levels are associated with poor outcome in two independent cohorts (P=0.0004 for cohort 1 and P= 0.0321 for cohort 2). Multivariate analysis on the combined cohorts of 797 patients revealed that high MenaCalc(TM) Breast scores are associated with poor outcome, independent of age, node status, receptor status and tumor size. MenaCalc(TM) Breast retained its prognostic value such that patients in the highest quartile had a 60% increase in risk of breast cancer death compared to those in the lowest three quartiles [HR=1.597 (95% CI = 1.2-2.13); P=0.0015]. The linear trend in risk across MenaCalc(TM) Breast was statistically significant [HR=1.211 (95% CI = 1.08-2.36); P=0.00164]. The conclusion from this study is that MenaCalc(TM) Breast can be used successfully to stratify patients into high and low-risk for developing metastasis and may have value in node-positive and ER-negative breast cancer patients.

In August 2014, the positive results of a 481 patient clinical study demonstrating the prognostic utility of the MetaSite Breast(TM) assay was published in the Journal of the National Cancer Institute (Rohan et al., 2014) In a case-controlled nested prospective-retrospective study, a cohort of 3,760 patients was examined with invasive ductal breast carcinoma diagnosed between 1980 and 2000 and followed through 2010. The association between the MetaSite(TM) score from the MetaSite Breast(TM) assay and risk of distant metastasis was prospectively examined.  A total of 481 blocks representing 259 case-controlled pares were usable and selected for inclusion in this study. Control and case subjects had very similar distributions with respect baseline characteristics such as age and tumor size.  Results from this study demonstrated a statistically significant association between increasing MetaSite(TM) score and risk of metastasis in the ER-positive, HER2-negative subpopulation (N=295) (OR high vs. low tertile = 2.70, 95% CI=1.39 to 5.26, Ptrend 0 0.004; OR per 10-unit increase in MetaSite(TM) score = 1.16, 95% CI = 1.03 to 1.30). The absolute risk of distant metastasis for the low, medium and high-risk groups was estimated to be 5.9% (95% CI=5.1-6.9%), 14.1% (95% CI=13.0-15.0%), and 30.3% (95% CI=26.1-35.4%), respectively. Statistical significance was not achieved in the triple negative (TNC) (N=98) or HER2-positive subpopulations (N=75). The conclusion from this study was the MetaSite(TM) score predicted the risk of distant metastasis in ER-positive, HER2-negative breast cancer patients independently of traditional clinicopathologic features such as age and tumor size.

In April 2015, we presented positive results from a clinical study of 201 patients demonstrating MenaCalc(TM) Lung as an independent prognostic factor and predictor of metastasis in patients with early stage NSCLC at the American Association for Cancer Research (AACR) Annual Meeting 2015. Results from this study demonstrated that MenaCalc(TM) Lung scores were significantly (p=0.001) higher in patients with Squamous Cell Carcinoma (N=32) as compared to other subtypes. High MenaCalc(TM) Lung scores were associated (10% significance level) with decrease 5-year disease specific survival in all patients [HR=1.78 (95% CI: 0.92-3.43); P=0.08], and were significantly associated with survival when either corrected for histological subtype [HR=2.10 (95% CI: 1.04-4.26); P=0.04] or in the squamous-only population [HR = 6.60 (95% CI: 1.22-53.75); P=0.04].

In June 2015, positive results from a clinical study of MenaCalc(TM) Breast in patients with axillary node negative (ANN) invasive breast cancer was published in BMC Cancer (Forse et al., 2015). Data from this study confirmed earlier results that MenaCalc(TM) is a strong predictor of disease-specific overall survival in patients with node-negative invasive breast cancer (p=0.0199), and had good performance in a subset of patients who did not receive hormone or chemotherapy (p=0.0052). This clinical study of 403 patients, compared 261 women who received adjuvant treatment (chemotherapy and/or hormone therapy) to 142 patients did not received adjuvant treatment. Women who had high MenaCalc(TM) scores had a 2.2-fold greater risk of death compared to patients with low MenaCalc(TM) (p=0.0199) when controlled for other traditional clinical factors. A similar association was found with the subgroup who did not receive adjuvant treatment (p=0.0353; n=142), but as expected, the association with patients who received adjuvant treatment was not significant, providing preliminary evidence that patients with high MenaCalc(TM) Breast scores may benefit from added therapy.

In September 2015, we announced topline data from a prospectively defined case-controlled nested cohort of 3,760 patients with invasive ductal carcinoma of the breast diagnosed between 1980 and 2000 followed through 2010 from the Kaiser Permanente Northwest health care system. Of the 3,760 patients treated in this cohort, we received 573 breast cancer tissue blocks of which 481, representing 259 case-controlled pairs, were usable and included in the study. In this study, the MetaSite Breast(TM) Score was found to be significantly and directly associated with increased risk of distant metastasis in ER-positive, HER2-negative invasive breast cancer for both high (>35 MetaSites(TM)) versus low (<12 MetaSites(TM)) MetaSite(TM) scores (OR = 3.4; 95% CI = 2.8-4.1; P=0.0002) as well as between intermediate (12-35 MetaSites(TM)) and low MetaSite(TM) scores (OR=3.24; 95% CI = 2.6-3.9; P=0.0006).  This study demonstrated the MetaSite Breast(TM) Score predicted risk of distant metastasis in ER-positive, HER2-negative early stage invasive breast cancer independent of traditional clinical factors.

2016 Planned Clinical Studies

In 2016, we anticipate completing at least three additional breast cancer clinical studies with the aim of providing additional prognostic and chemo-predictive clinical evidence to further define specificity, sensitivity and clinical utility of the MetaSite Breast(TM) and MenaCalc(TM) Breast assays.

Historically, the MetaSite Breast(TM) and MenaCalc(TM) Breast assays have been investigated separately. While we are confident the product specifications of each test offers significant value, we further hypothesize there is prognostic synergy between these two tests through combining the diagnostic results into a single algorithm (MetaSite Breast(TM)/MenaCalc(TM) Breast). Although we intend to conduct additional clinical studies following product launch, the three main clinical studies we intend to perform are: 1) the Kaiser Permanente Cohort Study; 2) the ECOG 2197 Clinical Trial Cohort Study, and 3) the Chemo-predictive Cohort Study. The Kaiser Permanente cohort will be used as a corroboration cohort for our MetaSite Breast(TM) assay as well as to serve as a training set for development of the combined MetaSite Breast(TM)/MenaCalc(TM) Breast diagnostic. The ECOG 2197 cohort will be a critical prognostic validation cohort and the Chemo-predictive cohort will allow us to demonstrate MetaSite Breast(TM)/MenaCalc(TM) Breast as a chemo-predictive diagnostic assay.

In addition, we will be conducting clinical studies to evaluate MenaCalc(TM) as a predictor of response to taxane-based drugs and selective TKIs.

Prognostic Kaiser Permanente Cohort Study

The Kaiser Permanente cohort MetaSite Breast(TM)/MenaCalc(TM) Breast prognostic study consists of two main parts (A and B). Part A is the MetaSite Breast(TM) corroboration study to the Rohan et al. 481 patient study published in the Journal of the National Cancer Institute in August 2014. Part B will be a discovery study for MenaCalc(TM) Breast and the combined MetaSite Breast(TM)/MenaCalc(TM) Breast score.

Part (A) MetaSite Breast(TM) Replication Study

The objective of the Part A study is to replicate the Rohan et al. study using our fully-automated commercial MetaSite Breast(TM) assay which has been optimized and analytically validated for clinical use. We have shortened the assay time, reduced reagent costs, and, through automation, increased reproducibility and removed intra-observer pathologist variability. The primary endpoint is to assess the relationship between risk of cancer metastasis and the MetaSite Breast(TM) score in patients with ER-positive, HER2-negative invasive breast cancer. Topline results for this study were announced in September 2015 with secondary and complete results expected to be presented at a major medical conference in 2016.

Part (B) MetaSite Breast(TM)/MenaCalc(TM) Breast Combined Study

The objective of the Part B study is to define product specifications and compare performance metrics of the combined MetaSite Breast(TM)/MenaCalc(TM) Breast score as compared to each assay alone. Results from this study will be used to decide the assay(s) to be carried forth in subsequent clinical studies. The primary endpoint of this study will be to assess the relationship between risk of cancer metastasis and MetaSite Breast(TM)/MenaCalc(TM) Breast combined score in patients with ER-positive, HER2-negative, triple negative (TNC), and HER2-positive early stage invasive breast cancer.  Additional endpoints will assess the relationship between the risk of cancer metastasis and the MenaCalc(TM) Breast score in the ER-positive, HER2-negative, TNC, and HER2-positive breast cancer subtype populations.

Prognostic and Chemo-predictive ECOG 2197 Cohort Study

The Eastern Cooperative Oncology Group (ECOG) 2197 study was a prospective, randomized, clinical trial that included 2,872 assessable patients with hormone-receptor (HR) positive or negative breast cancer and 0 to 3 positive lymph nodes. The protocol specified treatment with four 3-week cycles of doxorubicin (60 mg/m2) plus cyclophosphamide 600 mg/m2 (AC) or docetaxel 60 mg/m2 (AT), and hormonal therapy if hormone-receptor (ER or PR) positive. Median follow-up was 76 months. There was no relapse rate difference between treatment arms. A case-control sample of 776 patients who did (n=179) or did not (n=597) relapse were evaluated by the Oncotype DX(R) assay and Recurrence Scores(R) are included in this dataset.

The objective of this study will be to provide high level independent evidence in a population-based tumor cohort supporting the clinical validation of the MetaSite Breast(TM)/MenaCalc(TM) Breast diagnostic test as an independent prognostic marker in a well-controlled clinical prospectively-defined retrospective study.  In addition, a concordance analysis will be conducted comparing Oncotype DX(R) Recurrence Scores(R) with MetaSite Breast(TM)/MenaCalc(TM) Breast scores including re-stratification analysis of the Oncotype DX(R) intermediate risk group as it related to clinical outcome.

The primary endpoint of this study will be to assess the relationship between risk of cancer metastasis and MetaSite Breast(TM)/MenaCalc(TM) Breast score in patients with ER+/HER2-, TNC, and HER2+ early stage invasive breast cancer. Secondary endpoints with include re-stratification of the Oncotype DX(R) intermediate risk group as it related to clinical outcome and comparison of the MetaSite Breast(TM)/MenaCalc(TM) Breast score versus the Oncotype DX(R) recurrence score for the overall population and each subgroup. In addition, we will examine the prognostic and predictive effects of MenaCalc(TM) on response and differential survival for doxorubicin plus cyclophosphamide compared to doxorubicin plus docetaxel.

Chemo-predictive Cohort Study

The objective of this study is to explore value of the MetaSite Breast(TM)/MenaCalc(TM) Breast assays for prediction of the additive benefit of adjuvant chemotherapy to primary therapy consisting of surgery and/or radiation and for ER+ patients, hormonal therapy. In this large multicenter case-controlled prospectively-defined retrospective study, patients treated with anti-estrogen therapy alone versus anti-estrogen plus chemotherapy will be assayed for MetaSite Breast(TM) and MenaCalc(TM) Breast and compared. The objective of study will be to assess the combination of hormone therapy and chemotherapy versus hormone therapy alone for all patients and by individual risk group for overall survival. The primary endpoint of the study will be to statistically determine the association between MetaSite Breast(TM)/MenaCalc(TM) Breast risk classification and overall benefit from chemotherapy. Included in this evaluation will be Kaplan-Meier analysis for distant metastasis comparing treatment with tamoxifen alone versus treatment with tamoxifen plus chemotherapy for all patients, and individual high, medium and low risk cohorts.

Biomarkers, Companion Diagnostics, and Liquid Blood-Based Biopsy

Taxane-based drugs, including paclitaxel and docetaxel are widely used and highly efficacious as single chemotherapy agents or in combination with other chemotherapeutic drugs to treat breast, lung, ovarian, pancreatic and other cancers. Side effects associated with taxane-based treatment include bone marrow suppression, nausea, vomiting, hair loss and peripheral neuropathy. Taxanes interfere with the normal breakdown of microtubules which are critical cytoskeletal structures that mediate cell division. The primary building block of microtubules is tubulin and tubulin binding agents such as taxanes are potent anti-mitotic agents that inhibit cellular growth, drug binding, and/or cell signaling. The Mena protein participates in a mechanism of dynamic cytoskeletal changes through actin polymerization allowing for active cell motility and thus invasion. Taxane-based chemotherapeutic treatments act to stabilize cytoskeletal elements thus preventing active mitosis and or motility. In vitro and in vivo studies have demonstrated increased expression of the MenaINV isoform desensitize cells to taxane-based treatments. There is a clinical need to develop biomarkers that predict response or the development of secondary resistance to taxane-based chemotherapy while minimizing the risk of unnecessary side effects. We believe the MenaCalcTM assay has the potential to be used as a highly actionable clinical biomarker and/or companion diagnostic to predict response to taxane-based drugs.

The Epidermal Growth Factor Receptor family (EGFR, HER2, HER3 and HER4), hepatocyte growth factor receptor (HGFR) and insulin-like growth factor (IGF-1) have been a focus of intense research. EGFR and HGFR have been implicated in tumor cell growth, local invasion, angiogenesis, metastasis, protein translation and cell metabolism. EGFR is a validated target in different human malignancies. EGFR tyrosine kinase inhibitors (TKIs) are known to contribute considerably to the extension of progression-free survival in EGFR-mutant non-small cell lung cancer and monoclonal antibodies (mAbs) targeting EGFR have also improved the efficacy outcomes in KRAS wild-type colorectal cancer. HGFR, the product of the MET gene, plays an important role in normal cellular function and oncogenesis. In cancer, HGFR has been implicated in cellular proliferation, cell survival, invasion, cell motility, metastasis and angiogenesis. Activation of HGFR can occur through binding to its ligand, hepatocyte growth factor (HGF), overexpression/amplification, mutation, and/or decreased degradation. There have been various drugs developed to target HGFR, including antibodies to HGFR/HGF, small-molecule inhibitors against the tyrosine kinase domain of HGFR and downstream targets. Different HGFR inhibitors are currently in clinical trials in lung cancer and a number of solid tumors. A main limitation of therapies that selectively target kinase signaling pathways is a significant number of patients do not respond and for those patients that do respond the emergence of secondary drug resistance after an initial benefit.

Mena participates in a mechanism that attenuates RTK signaling by interacting with the tyrosine phosphatase PTP1B and the 5‟ inositol phosphatase SHIP2. Elevated expression of MenaINV disrupts this regulation, and results in a pro-metastatic phenotype characterized by increased RTK activation signaling from low ligand stimulation and resistance to targeted RTK inhibitors. We believe MenaCalcTM has the potential to be used as a highly actionable biomarker and/or companion diagnostic to predict response to select TKIs. Following clinical proof-of-concept of the predictive and prognostic role of MenaCalc(TM) for patients treated with erlotinib, we intend to follow a dual strategic approach focusing on clinically approved RTK inhibitors and novel agents in phase 2 and Phase 3 clinical development.

Should the prognostic and predictive role of MenaINV be clinically validated using FFPE tissue for patients treated with RTK inhibitors, there will be a compelling need for the development of a blood-based version the MenaCalc(TM) assay. In addition to allowing for repeat non-invasive testing, a blood based MenaCalc(TM) test would be especially useful for patients with advanced cancer undergoing multiple cycles of treatment to predict initial drug response or the development of secondary resistance. We intend to evaluate the potential for developing the blood-based version of the MenaCalc(TM) assay through collaborative research and development partnerships with companies developing compatible exosome and/or circulating tumor cell (CTC) technology platforms.

The Problem

Cancer is a complex disease characterized most simply by uncontrolled growth and spread of abnormal cells. Cancer remains one of the world's most serious health problems and is the second most common cause of death in the United States after heart disease. The American Cancer Society (ACS) estimated in Cancer Facts & Figures 2015 that nearly 1.7 million people in the United States and 12.7 million people worldwide were diagnosed with cancer.

When dealing with cancer, patients and physicians need to develop strategies for local, regional, and distant control of the disease. Ultimately, however, aggressive cancer that spreads to other parts of the body is responsible for more than 90% of all cancer related deaths in patients with such common types of solid tumors as breast, lung, prostate and colon. Currently established clinical prognostic criteria such as the histopathologic grade of the tumor or tumor size do not reliably predict the aggressiveness of a cancer and the likelihood that it will spread. Furthermore, there is intra-observer variability between pathologists in interpreting the identical slide. Even angiolymphatic invasion and the presence of regional lymph node involvement do not reliably correlate with subsequent cancer metastasis. This creates a dilemma for both patients and physicians as some patients at high-risk have aggressive tumors that are more likely to spread and require chemotherapy at the time of diagnosis and others at low-risk with less aggressive more indolent tumors less likely to spread should be managed expectantly. For patients with less aggressive tumors, the risk of adverse events and the development of future malignancies associated with adjuvant chemotherapy outweigh the marginal benefit. The morbidity and small mortality associated with a complete course of chemotherapy is ideally only warranted in patients who stand to benefit from this and should be avoided in patients with minimal metastatic risk.

Advances in personalized medicine and cancer treatment are progressing rapidly. As technology evolves, molecular and standard diagnostic tests are becoming more convenient, quicker, cheaper and more available closer to or at the point of care (POC). Prior to the advent of personalized medicine, most patients with a specific type and stage of cancer received the same treatment. This approach is not optimal as some treatments worked well for some patients but not for others. Differences in the genome and how these genes are expressed, called the expressome, explain many of these differences in response to treatment. The convergence between understanding the expressome and our ability to identify and develop biomarkers for certain disease is accelerating growth and interest in the diagnostic space. Recently, more targeted therapies such as TKIs that selectively target kinase signaling pathways and taxane-based chemotherapies that stabilize cellular cytoskeletal elements have represented some of the most promising agents in development for the treatment of cancer. TKIs typically have less severe side effects, however, a main limitation is that a significant number of patients do not respond to treatment, and the emergence of secondary drug resistance for those patients that do show an initial benefit. The use of predictive biomarkers allows oncologists to better understand and overcome drug resistance through the clinical assessment of rational therapeutic drug combinations. The ability to treat the patient relying on validated data will improve patient outcomes and eliminate excessive cost in the health care system.

Our patented and proprietary platform technologies are based on a common pathway for the development of metastatic disease in solid epithelial-based tumors.  Epithelial tissue consists of squamous cells (lining of the throat or esophagus), adenomatous cells (breast cells, kidney cell, etc.) and transitional cells (lining of the bladder). Cancer of epithelial cells are called carcinomas, consisting of squamous cell carcinoma, adenocarcinoma and transitional cell carcinoma, and make up approximately 85-88% of all cancers. Therefore, our potential target patient population is in the U.S. could approach up to 1,469,710 patients annually.

The ACS estimated in 2015 the incidence rate for breast cancer, lung cancer, colorectal cancer, and prostate cancer to be approximately 806,540 patients or approximately 50% of the total U.S. cancer population. We believe these four indications, starting initially with breast cancer, represent the initial target market for our diagnostic assays with a total addressable patient population of approximately 544,776 as listed in the table below.

U.S. Market Breakdown & Addressable Patient Population

	2015 U.S. Incidence	2015 Estimated Deaths	Addressable Patient Population
Total Cancer	1,658,370	589,430	544,776
Epithelial Cancers	1,469,710	515,434	544,776
Breast Cancer	231,840	40,290	185,472
Lung Cancer	221,200	158,040	112,812
Prostate Cancer	220,800	27,540	198,720
Colorectal Cancer	132,700	49,700	47,772
Source: American Cancer Society, Cancer Facts & Figures 2015

Breast cancer ranks second as a cause of cancer death in women. Death rates for breast cancer have steadily decreased in women since 1989, with larger decreases in younger women. From 2006 to 2010 death rates decreased 3.0% per year in women under 50 years of age and 1.8% per year in women 50 years and older. The decrease in death rate is attributed to improvements in early detection and treatment, and possibly decreased incidence. The ACS estimated there were approximately 231,840 new cases of breast cancer in women and approximately 40,290 deaths in 2015.

Worldwide, it is estimated that 1.7 million women have been diagnosed with breast cancer. It is estimated that only 30% of breast cancer tumors are biologically capable of metastatic spread yet in the U.S. approximately up to 70-80% of breast cancer patients are treated with adjuvant chemotherapy. This problem of overtreatment has occurred because historically there has not been a reliable test to discriminate between aggressive cancer and indolent biology. We begin to address this problem through the introduction of novel and highly reliable diagnostic products that allow physicians to distinguish between those patients who would benefit from adjuvant chemotherapy and from those that would not. In order to refine the quality of their diagnosis, pathologists may also use molecular staining techniques, including protein-specific staining in order to identify receptor sites that recognize hormones such as estrogen and progesterone and also the HER2 receptor. In breast cancer patients, oncologists may supplement this information by ordering the Oncotype DX(R) assay commercialized by Genomic Health, Inc., which has been endorsed by both the American Society of Clinical Oncology (“ASCO”) and the National Comprehensive Caner Network (“NCCN”), or one of the other proliferative diagnostic tests currently on the market including ProsignaTM from NanoString Technologies, Inc., MammaPrint(R) from Agendia, Inc., and  the Breast Cancer IndexSM from Biotheranostics. Inc. All of these breast cancer assays are based on an association of elevated expression of specific tumor-related genes (primarily proliferation or growth related genes) and provide a likelihood of recurrence. The choice of tumor-related genes in the assay is not based on their functional mechanism-of-action but rather upon the strength of the statistical association and consistency of primer or probe performance in the assay.

Lung cancer is the most common cancer in both men and women. Death rates began declining in 1991 in men and in 2003 in women. From 2006 to 2010, rates decreased 2.9% per year in men and 1.4% per year in women. Gender differences in lung cancer mortality reflect historical differences in patterns of smoking uptake and cessation over the past 50 years. The ACS estimated in 2015 there were approximately 221,200 new cases of lung cancer in men and women, and approximately 158,040 deaths. The high mortality figure arises because more than 40% of the patients present with already established metastatic disease. However, the availability of a reliable prognostic test for the remaining 60% of these patients, particularly those patients with Non-Small Cell Lung Cancer or Squamous Cell Carcinoma of the Lung, would be clinically valuable. The incidence of NSCLC in the U.S. is approximately 85% of all lung cancers. Patients with early stage NSCLC typically undergo surgery, chemotherapy, and/or radiation. Squamous cell lung cancer is the second most common form of NSCLC and accounts for approximately 30-35% of all lung cancers patients.  The average 5-year survival rate for stage 1A, 1B, and 2 squamous cell cancer is 49%, 45%, and 30%, respectively. The benefit of adjuvant chemotherapy is currently unknown due the absence of diagnostic tests to assess the risk of recurrence or the potential for the development metastatic disease. There is a tremendous clinical need for a diagnostic test that provides insight into the biologic nature and risk of distant metastasis of NSCLC tumors.

Prostate cancer is the second most common diagnosis cancer in men. Incidence rates for prostate cancer changed substantially between the mid-1980s and mid-1990s and have since fluctuated widely from year to year, in large part reflecting changes in the use of the prostate-specific antigen (PSA) blood test for screening. From 2006 to 2010, incidence rates have decreased by 2.0% per year.  Overall, prostate cancer death rates decreased by 3.1% per year from 2006 to 2010.  The ACS estimates in 2015 there will be approximately 220,800 new cases of prostate cancer, and approximately 27,540 deaths. Of the 222,800 patients diagnosed with prostate cancer 50% are low risk and unlikely to spread, yet 90% of men receive treatment with surgery or radiation. Of the 90% who receive treatment, only 3% are at risk of the disease spreading and becoming deadly.

Colorectal cancer is the third most common cancer in both men and women. Incidence rates have been decreasing for most of the past two decades, which has largely been attributed to increases in the use of colorectal cancer screening tests that allow for the detection and removal of colorectal polyps before they progress to cancer. From 2006 to 2010, incidence rates declined by 3.7% per year among adults 50 years of age and older, but increased by 1.8% per year among adults younger than age 50. The ACS estimated there were approximately 132,700 new cases of colorectal cancer in men and women, and approximately 49,700 deaths in 2015.

Market Potential of our Cancer Diagnostics

Our target market is the oncology segment of the molecular diagnostic market estimated to be approximately $7.5 billion worldwide. Our initial MetaSite Breast(TM) and MenaCalc(TM) Breast products will target the early stage (stage 1-3) invasive breast cancer diagnostic market that has an annual addressable U.S. patient population of approximately 185,472 patients. Following the initial launch in breast cancer, we plan to develop and launch one new product every 12-18 months in NSCLC, CRC, and prostate cancer with annual addressable U.S. patient populations of 112,812, 47,772, and 198,720 patients, respectively.

 MetaSite Breast(TM) and MenaCalc(TM) Breast

The early stage invasive breast cancer diagnostic market can be further segmented based on degree of un-met medical need and degree of competition. Of the total patient population of approximately 231,840 new cases of breast cancer in the U.S., we estimate approximately 40% or 92,736 patients are not addressed by current prognostic testing methodologies. This market segment includes approximately 10-20% of patients who are diagnosed with ER-negative, PR-negative, and HER2-negative or triple negative breast cancer (TNC), and 20% of the patients whose tumors are HER2-positive. TNC does not respond to hormonal therapy (such as tamoxifen or aromatase inhibitors) or therapies that target HER2 receptors, such as Herceptin (trastuzumab).

Approximately 60% of the early stage invasive breast cancer population or 139,104 patients make up the ER-positive, HER2-negative subtype and are potentially addressable by clinically available gene panel tests. The Oncotype DX(R) assay, commercialized by Genomic Health, stratifies patients into high, intermediate, or low risk of recurrence. Reports from the literature vary, but anywhere between 35-40% of patients are stratified into the intermediate risk group that results in no actionable outcome. As a result, we believe the current unmet need in the ER-positive, HER2-negative segment may be up to 55,642 patients annually.

We estimate our addressable population to be approximately 185,472 patients annually, which includes subtypes not addressed by the clinically available gene panel assays, patients with the ER-positive HER2-negative subtype not currently using a gene panel assay for varying reasons including cost, and patients with the ER-positive HER2-negative subtype who did not receive actionable results from their gene panel assay.

 MenaCalc(TM) Lung

The ACS estimated there were approximately 221,200 new cases of lung cancer in men and women in the U.S. in 2015. We estimate our addressable patient population excludes the approximately 15% of the patient population diagnosed with Small Cell Lung Cancer due to the aggressiveness of the cancer and its response to chemotherapy. The incidence of NSCLC in the U.S. is approximately 188,020 patients annually. Patients with early stage NSCLC typically undergo surgery, chemotherapy, and/or radiation. Our addressable patient population excludes patients with advanced Stage IV disease and is estimated to be approximately 112,812 patients annually in the U.S.

 MenaCalc(TM) Colorectal

The ACS estimated there were approximately 132,700 new cases of CRC in men and women, and approximately 49,700 deaths in the U.S. 2015.  We estimate our addressable patient population to be approximately 47,772 patients annually in the U.S., including patients with Stage II and III disease.  For these patients it is unclear, based on the published literature, whether the risks of chemotherapy following surgery are worth the benefits. Patients with stage I disease are treated with surgery and the risk of recurrence and development of metastatic disease is typically low.

 MenaCalc(TM) Prostate

A total of 23 million men undergo PSA screens in the U.S. and 1 million undergo biopsies for prostate cancer annually. The ACS estimated there were approximately 220,800 new cases of prostate cancer and approximately 27,540 deaths in 2015. Of the 220,800 patients diagnosed with prostate cancer, 50% are low-risk indicating that the cancer is unlikely to spread, yet approximately 90% of men receive treatment with surgery or radiation. Of the 90% who receive treatment, only 3% are at risk of the disease spreading and becoming deadly. We estimate the addressable patient population is approximately 90% or 198,720 patients annually in the U.S. who have received a biopsy and are diagnosed with prostate cancer, but have yet to undergo treatment. Most patients who do not undergo treatment are followed closely for signs of disease progression. Due to the slow progression of the disease this phase of “watchful waiting” may last for many years and could represent a repeat test market for our MenaCalc(TM) Prostate test.

Business Strategies

Our business strategy is to become a leading healthcare company focused on advancing the field of personalized medicine.  We intend to do this by exploiting our proprietary patent protected platform technologies to develop and commercialize diagnostic tests and companion diagnostics that provide actionable information to the patient and help guide treatment strategies for the oncologist. We do this so the physicians and patients can better understand the biologic nature of the patients’ disease in order to personalize cancer treatment strategies to improve patient outcomes.

Key elements of our strategy to achieve this goal are to:

•
Continue to innovate and advance our patent and intellectual property portfolio supporting our licensed platform technologies.  We will augment our internal capabilities through product in-licensing, selective acquisitions, R&D collaborations and strategic partnerships to facilitate broadening of our product pipeline and extension of our technology which may include blood-based point-of-care diagnostics and companion diagnostics;

•	Successfully develop our prognostic and chemo-predictive breast cancer diagnostic franchise through the development of our driver-based MetaSite Breast(TM) and MenaCalc(TM) test suites;

•
Diversify our business offerings through expanding and leveraging the MenaCalc(TM) platform through development of new driver-based cancer tests including lung cancer, colorectal cancer, and prostate cancer;

•	Expand the functionality of the MenaCalc(TM) assay to include prognostic and predictive response to taxane-based drugs and selective TKIs;

•
Independently commercialize assays through our state-of-the-art CLIA-certified and state-licensed laboratory. We will maintain our commercial CLIA-certified laboratory and in parallel pursue non-exclusive strategic partnerships with organizations that have established high complexity, IHC, QIF compatible digital CLIA-certified labs;

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

•	Prioritize target market segments in the follow order;

·	segments not currently addressed by the competition (current un-met medical need);
·	segments inadequately addressed or under served by the competition (test results with no actionable outcome);
·	segments which are responsive to differentiation including current segments addressed by the competition.

•	Pursue reimbursement based on existing Current Procedural Terminology or CPT codes, undefined CPT code, and any potential new codes starting as early as 2016; and

•	Conduct prospective and retrospective clinical utility studies to support positive reimbursement decisions from third-party payers.

Sales and Marketing

We will offer our driver-based diagnostics tests as a clinical laboratory services through our CLIA-certified laboratory located in Boston, Massachusetts. We plan to implement a de-risked commercialization strategy based on non-exclusive agreements with strategic distribution partners and/or Contract Sales Organizations (CSO) in the U.S. and distributors in Europe and throughout the rest-of-world.

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

The commercialization of our MetaSite Breast(TM) and MenaCalc(TM) assays involves a dual approach. First, we will seek to drive physician demand for our services by focusing on key opinion leaders and influential institutions. An important component of this approach is to conduct robust validation and clinical utility studies demonstrating best-in-class performance for the MetaSite Breast(TM) and MenaCalc(TM) assays. Second, we will aim to reduce the initial lag phase of diagnostic adoption by leveraging our commercialization partners’ presence and relationships among community oncology centers and regional hospitals.

We believe a subsequent increase in demand for our clinical laboratory services will result from the publication of further studies in one or more peer-reviewed scientific/medical journals and the presentation of study results at medical conferences such as the annual meeting of the American Society of Clinical Oncology (ASCO) and the San Antonio Breast Cancer Symposium (SABCS). We believe the key factors that will drive broader adoption of our driver-based diagnostic assays will be acceptance by healthcare providers of their clinical benefits, demonstration of the cost-effectiveness of using our tests, expansion of our sales effort and increased marketing efforts and expanded reimbursement by third-party payers. We have assumed continuing research and development costs to support this effort.

Manufacturing

Our state-of-the-art CLIA-certified reference laboratory is located at 27 Drydock Avenue in Boston, MA. Our CLIA-certified laboratory is our primary location for diagnostic testing and data analysis of patient tumor samples. Our current operation plan is to build the laboratory based on an initial process flow processing capacity of up to approximately 175 patient cases per week or approximately 3-4% of the addressable breast cancer patient population.

Although the science behind our diagnostic technology is cutting edge and sophisticated, a key competitive advantage of our approach is that we have simplified our testing methods and procedures based on established IHC and QIF techniques and utilize common inexpensive materials.

The MetaSite Breast(TM) assay uses widely available immunohistochemical dyeing techniques to identify individual cell types. This staining technique uses antibodies that recognize individual cell types. By attaching different dye colors to different antibody types, the operator can view different cell types on a single slide. We believe this approach to diagnosis and prognosis of cancer is more cost effective than many genomic-based approaches currently on the market. We believe the most economical way to enter the market with the MetaSite Breast(TM) test will be through contract manufacturing for these immunohistochemicals.

The MenaCalc(TM) assay uses widely available immunofluorescence techniques to identify individual cell types, allowing the test to interrogate tumor cells separately within tumor microenvironment rather than measuring homogenous biopsies containing tumor and non-tumor cell types. This staining technique uses antibodies that recognize or detect the different protein variants of Mena. The antibodies used for the MenaCalc(TM) assay are detected by labeling the different antibody types different fluorescent dyes that allow the operator to measure and quantify the levels selectively within the tumor cells on the slide. We believe this approach to diagnosis and prognosis of cancer is more cost effective than many genomic-based approaches currently on the market that utilize heterogeneous mixtures of tumor and stromal cells in patient samples.

Reimbursement

We expect to offer our driver-based diagnostic tests, as a clinical laboratory service. Revenue for our clinical laboratory diagnostics may come from several sources, including commercial third-party payers, such as insurance companies and health maintenance organizations (HMOs), government payers, such as Medicare and Medicaid in the United States, patient self-pay and, in some cases, from hospitals or referring laboratories who, in turn, may bill third-party payers.

The proportion of private payers compared to government payers such as Medicaid/Medicare will impact the average selling price (discounting), length of payables, and losses due to uncollectible accounts receivable. We plan to work with relevant medical societies and other appropriate constituents to obtain appropriate reimbursement amounts by all payers. The objective of this effort will be to ensure the amount paid by Medicare and other payers for our assays accurately reflects the technology costs, the benefit that the analysis brings to patients, and its positive impact on healthcare economics. In order to gain broad reimbursement coverage, we expect to have to expend substantial resources on educating payers such as Kaiser Permanente, Aetna, United Healthcare, and others on the following attributes of our driver-based diagnostic assays:

•	Test performance (specificity, selectivity, size of the risk groups);

•	Clinical utility and effectiveness;

•	Peer-reviewed publication and consistent study outcomes;

•	Patient and physician demand and;

•	Improved health economics.

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

We will seek reimbursement for our MetaSite Breast(TM) and MenaCalc(TM) molecular diagnostic tests based on:

•	Eligibility for reimbursement under well-established medical billing CPT code 88361;

•	Reimbursement under the CPT miscellaneous procedure code; or

•	Qualification under any applicable new molecular diagnostic codes currently under consideration.

As part of our longer term reimbursement strategy, we may choose to apply for a unique CPT code once our molecular diagnostic assays are commercially available and health economic data have been established.

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

For 2015, these Medicare rates were established at approximately $169.44 per service unit, respectively, which reflects approximately $109.26 for the technical component and $60.18 for the professional interpretation, respectively. CMS coding policy defines the unit of service for each IHC stain charge is one unit per different antigen tested and individually reported, per specimen. Medicare contractors cannot bill for multiple service units of CPT code 88361 (Immunohistochemistry, each antibody) for “cocktail” stains containing multiple antibodies in a single “vial” applied in a single procedure, even if each antibody provides distinct diagnostic information. We believe this CMS policy is not applicable to our procedure because our multiple stain reaction involves multiple separate steps of multiple primary antibodies binding followed by counterstaining.

CPT Miscellaneous Procedure Code

Tests that are billed under a non-specific, unlisted procedure code are subject to manual review of each claim. Claims are paid at a rate established by the local Medicare carrier in Massachusetts and based upon the development and validation costs of developing the assays, the costs of conducting the tests, the reimbursement rates paid by other payers and the cost savings impact of the tests. Because there is no specific code or national fee schedule rate for the test, payment rates established by the local Medicare contractor may be subject to review and adjustment at any time.

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

We also face competition from competitors that develop diagnostic tests, such as Genomic Health, Inc., Nanostring Technologies, Inc., Agendia, Inc., Biotheranostics, Inc., Genoptix Medical Laboratory, a part of the Novartis Pharmaceuticals Division, Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as others. Other competition may come from companies that focus on gene profiling and gene or protein expression, including Celera Corporation, GE Healthcare, a business unit of General Electric Company, Hologic, Inc., Novartis AG, Myriad Genetics, Inc., Qiagen N.V. and Response Genetics, Inc., and many other public and private companies. Commercial laboratories, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, with strong distribution networks for diagnostic tests, may also compete with us. We may also face competition from Illumina, Inc. and Thermo Fisher Scientific Inc., both of which have announced their intention to enter the clinical diagnostics market as well as other companies and academic and research institutions.

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

Regulation

Clinical Laboratory Improvement Amendments of 1988

We have a current certificate of accreditation under CLIA to perform testing. As a clinical reference laboratory as defined un CLIA, we are required to hold certain federal, state and local licenses, certificates and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the types of tests we perform and to comply with standards covering personnel qualifications, facilities administration, quality systems, inspections and proficiency testing.

To renew our CLIA certificate, we will be subject to survey and inspection every two years to assess compliance with program standards and may be subject to additional inspections without prior notice. The standards applicable to the testing which we perform may change over time. We cannot assure that we will be able to operate profitably should regulatory compliance requirements become substantially costlier in the future.

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

We plan on developing policies and procedures to comply with these regulations by any respective compliance enforcement dates. The requirements under these regulations may change periodically and could have an adverse effect on our business operations if compliance becomes substantially costlier than under current requirements.

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

Federal and State Physician Self-referral Prohibitions

We will be subject to the federal physician self-referral prohibitions, commonly known as the Stark Law, and to similar state restrictions such as the California's Physician Ownership and Referral Act, or PORA. Together these restrictions generally prohibit us from billing a patient or any governmental or private payer for any test when the physician ordering the test, or any member of such physician's immediate family, has an investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition. Both the Stark Law and PORA contain an exception for compensation paid to a physician for personal services rendered by the physician. We would be required to refund any payments we receive pursuant to a referral prohibited by these laws to the patient, the payer or the Medicare program, as applicable.

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

However, in the event that we enter into any compensation arrangements with physicians, we cannot be certain that regulators would find these arrangements to be in compliance with Stark, PORA or similar state laws. In such event, we would be required to refund any payments we receive pursuant to a referral prohibited by these laws to the patient, the payer or the Medicare program, as applicable.

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

Although the Anti-kickback Law applies only to federal health care programs, a number of states have passed statutes substantially similar to the Anti-kickback Law pursuant to which similar types of prohibitions are made applicable to all other health plans and third-party payers.

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

Among the safe harbors that may be relevant to us is the discount safe harbor. The discount safe harbor potentially applies to discounts provided by providers and suppliers, including laboratories, to physicians or institutions where the physician or institution bills the payer for the test, not when the laboratory bills the payer directly. If the terms of the discount safe harbor are met, the discounts will not be considered prohibited remuneration under the Anti-kickback Law. We anticipate that this safe harbor may be potentially applicable to any agreements that we enter into to sell tests to hospitals where the hospital submits a claim to the payer.

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

 Massachusetts and CLIA Laboratory Licensing

Our clinical reference laboratory is located in Boston, Massachusetts. Accordingly, we are required to be licensed by Massachusetts, under Massachusetts laws and regulations, and CLIA under CMS regulations, which both establish standards for:

●	Day-to-day operation of a clinical laboratory, personnel standards including training and competency of all laboratory staff;

●	Physical requirements of a facility, including:

●       policies and procedures; and
●      safety;

●	Equipment; and

●	Quality control, including:

●       quality assurance; and
●        proficiency testing.

In 2015, we received the necessary certifications and licenses from both CLIA and Massachusetts for our clinical reference laboratory to perform our testing services.

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

 Other States’ Laboratory Testing

California, New York, Florida, Maryland, Pennsylvania and Rhode Island require out-of-state laboratories, which accept specimens from those states to be licensed. We have begun the process to apply and obtain licenses in these states.

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

Employees

We currently have four full-time employees. In addition, we utilize part-time employees and outside consultants to support certain elements of our research and development and commercial operations. From time to time we have also engaged several consulting firms involved with public relations and investor relations.

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

Three (3) patents in the United States and one (1) international patent have been issued covering key aspects of our core diagnostic technologies including the MetaSite Breast(TM) and MenaCalc(TM) diagnostic platform for epithelial-based solid tumors including breast, lung, prostate and colorectal. The issued patents are listed below:

1.
U.S. Patent No. 8,642,277, entitled “Tumor Microenvironment of Metastasis (TMEM) and Uses Thereof in Diagnosis, Prognosis, and Treatment of Tumors”, inventors: Frank Gertler, John Condeelis, Thomas Rohan, and Joan Jones; assigned to MIT, Cornell and AECOM; and

2.
U.S. Patent No. 8,603,738, entitled “Metastasis specific splice variants of Mena and uses thereof in diagnosis, prognosis and treatment of tumors”, inventors: John Condeelis, Sumanta Goswami, Paola Nistico, and Frank Gertler; assigned to AECOM, IFO and MIT; and

3.	U.S. Patent No. 8,298,756 entitled “Isolation, Gene Expression, And Chemotherapeutic Resistance Of Motile Cancer Cells”; inventor: John S. Condeelis; and

4.	European Patent No. 1784646 entitled “Methods for Identifying Metastasis in Motile Cells”; inventor: John S. Condeelis.

The patents covering our MetaSite Breast(TM) and MenaCalc(TM) diagnostic platform expire between 2028 and 2031.

We have and intend to continue to file additional patent applications to strengthen our intellectual property rights, as well as seek to add to our intellectual property portfolio through licensing, partnerships, joint development and joint venture agreements.

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

License Agreements

In August 2010, we entered into a License Agreement (the “License Agreement”) with AECOM, MIT, Cornell and IFO-Regina. The License Agreement covers patents and patent applications, patent disclosures, cell lines and technology surrounding discoveries in the understanding of the underlying mechanisms of systemic metastasis in solid epithelial cancers, including our core MetaSite Breast(TM) and MenaCalc(TM) technologies.  The License Agreement calls for certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under the agreement. See “Contractual Obligations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for more information regarding our financial obligations related to the License Agreement.

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

Effective March 2012, we entered into a second license agreement (the “Second License Agreement”) with AECOM. The Second License Agreement covers pending patent applications, patent disclosures, and other technology surrounding discoveries in the understanding of the underlying mechanisms of systemic metastasis in solid epithelial cancers, including the isolation (capture of), gene expression profile (the “Human Invasion Signature”) and chemotherapeutic resistance of metastatic cells. The Second License Agreement requires certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under such agreements. See “Contractual Obligations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for more information regarding our financial obligations related to the Second License Agreement.

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

Effective December 2013, we entered into two separate worldwide exclusive license agreements with MIT and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology, AECOM, and Montefiore Medical Center (“Montefiore” and, together with MIT and AECOM, the “Alternative Splicing Licensors”). The diagnostic license agreement (the “Alternative Splicing Diagnostic License Agreement”) and the therapeutic license agreement (the “Alternative Splicing Therapeutic License Agreement” and, together with the Diagnostic License Agreement, the “2014 Alternative Splicing License Agreements”) covers pending patent applications, patent disclosures, and technology surrounding discoveries of alternatively spliced mRNA and protein isoform markers for the treatment and/or prevention of cancer through the epithelial-mesenchymal transition (EMT) in epithelial solid tumor cancers. The 2014 Alternative Splicing License Agreements call for certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under the agreement.  See “Contractual Obligations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for more information regarding our financial obligations related to the Alternative Splicing License Agreements.

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

Effective June 2014, we entered into a License Agreement (the “Antibody License Agreement”) with MIT. The Antibody License Agreement covers proprietary technology and know-how surrounding monoclonal and polyclonal antibodies specific to the Mena protein and its isoforms. The Antibody License Agreement calls for certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under the agreement.  See “Contractual Obligations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for more information regarding our financial obligations related to the Antibody License Agreement.

As part of our intellectual property strategy, we have terminated certain license agreements and patent applications related to non-core technologies.

Strategic Partnerships

The company has recently initiated preliminary discussions with potential strategic partners for the purposes of entering into collaborative agreements regarding synergistic product offerings and/or commercial opportunities. There can be no assurance that our strategic discussions will lead to strategic relationships or transactions.

Insurance

We have general and umbrella liability insurance, employment practices liability insurance as well as directors and officers insurance in amounts that we believe comply with industry standards.

Legal Proceedings

We are not engaged in any material litigation, arbitration or claim, and no material litigation, arbitration or claim is known by our management to be pending or threatened by or against us that would have a material adverse effect on our results from operations or financial condition.

Corporate Structure

We were incorporated on March 28, 2007 under the laws of the State of Nevada. From inception until November of 2008, our business plan was to produce and market inexpensive solar cells and in November 2008, our board of directors determined that the implementation of our business plan was no longer financially feasible. At such time, we discontinued the implementation of our prior business plan and pursued an acquisition strategy, whereby we sought to acquire a business. Based on these business activities, until February 27, 2012, we were considered a "blank check" company, with no or nominal assets (other than cash) nor operations.

MetaStat BioMedical, Inc. (“MBM”) (formerly known as MetaStat, Inc.), our wholly owned Delaware subsidiary, was incorporated in the State of Texas on July 22, 2009 and re-incorporated in the State of Delaware on August 26, 2010. MBM was formed to allow cancer patients to benefit from the latest discoveries in how cancer spreads to other organs in the body. The Company’s mission is to become an industry leader in the emerging field of personalized cancer therapy.

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

Prior to April 9, 2012, our company name was Photovoltaic Solar Cells, Inc. For the sole purpose of changing our name, on April 9, 2012, we merged with a newly-formed, wholly owned subsidiary incorporated under the laws of Nevada called MetaStat, Inc. As a result of the merger, our corporate name was changed to MetaStat, Inc. In May 2012, we changed the name of our Delaware subsidiary to MetaStat BioMedical, Inc. from MetaStat, Inc.

Share Exchange

On the Closing Date, we entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among us, MBM, the holders of all outstanding shares of MBM (the “MBM Shareholders”) and Waterford Capital Acquisition Co IX, LLC, our principal shareholder (the “Company Principal Shareholder”), whereby we acquired all of the outstanding shares of MBM (the “MBM Shares”) from the MBM Shareholders. In exchange, we issued to the MBM Shareholders an aggregate of 1,224,629 shares of our common stock (the “Exchange Shares”), equal to 95.6% of our outstanding shares of common stock after such issuance. As a result of the transactions contemplated by the Exchange Agreement (collectively, the “Share Exchange”), MBM became our wholly owned subsidiary. Pursuant to the Exchange Agreement, we assumed warrants to purchase up to 52,035 shares of MBM’s common stock, with exercise prices ranging between $22.50 and $30.00 per share on a 2.2-for-1 basis, equivalent to 114,475 shares of our common stock with exercise prices ranging from $10.20 to $13.65 per share. Immediately prior to the Share Exchange, we converted approximately $336,075 of debt owed to the Company Principal Shareholder into 20,640 shares of our common stock (the “Debt Conversion”) and issued an aggregate of 2,400 shares of our common stock to certain of our officers, directors and consultants in consideration for services rendered to us, leaving 56,000 shares of our common stock outstanding immediately prior to the issuance of the Exchange Shares. Additionally, immediately prior to the Share Exchange, we issued five-year warrants to purchase up to an aggregate of 23,334 shares of our common stock at an exercise price of $21.00 per share, of which warrants to purchase 22,500 shares were issued for a purchase price of $21,000 and warrants to purchase 834 shares were issued for services rendered to us prior to the Share Exchange (the “Warrant Financing”). We used the proceeds of the Warrant Financing to pay off all of our liabilities prior to the Share Exchange.

On the Closing Date, we assumed MBM’s 2012 Omnibus Securities and Incentive Plan (the “2012 Incentive Plan”) and reserved 74,453 shares of our common stock for the benefit of our employees, nonemployee directors and consultants. All 33,834 options outstanding under the 2012 Incentive Plan were converted, on a 2.2-for-1 basis, into the right to receive options to purchase up to 74,434 shares of our common stock with an exercise price of $10.20 per share. On May 21, 2012, we increased the number of authorized and unissued shares of common stock reserved for issuance pursuant to the 2012 Incentive Plan to 207,786.

Principal Executive Offices

Our principal executive office and clinical reference laboratory are located at 27 Drydock Ave., 2nd Floor, Boston, Massachusetts 02210, We have additional executive offices at 401 Park Ave. South, 8th Floor, New York, New York 10016. Our corporate telephone number is (617) 531-6500 and our website is http://www.metastat.com. Information contained on our website does not constitute part of, and is not deemed incorporated by reference into, this Form 10-K.

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

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended February 29, 2016 and February 28, 2015 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. As of February 29, 2016 and February 28, 2015, we had an accumulated deficit of $23,377,328 and $18,723,149, respectively. We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through June 2016, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, the ability of us to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete an equity or debt offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which would likely cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

We are at an early stage of development as a company and do not have, and may never have, any products that generate revenue.

We are a pre-commercial molecular diagnostic company. At this time, we do not have any commercial products or laboratory services that generate revenue. Our existing diagnostic offerings will require additional clinical evaluation, additional state licensing, potential regulatory review, significant sales and marketing efforts and substantial investment before they could provide any revenue. Given our current stage of development, we expect to be able to begin marketing our breast cancer diagnostic tests following presentation of clinical data at a major medical meeting. If we are unable to develop, receive approval for, publish our data in a peer-reviewed format, or successfully commercialize any of our diagnostic candidates, we will be unable to generate significant revenue, or any revenue at all. If our development programs and commercialization efforts are delayed, we may have to raise additional capital or reduce or cease our operations.

We have a history of net losses, and we expect to incur net losses for the foreseeable future and we expect to continue to incur significant expenses to develop and commercialize our tests.

We have incurred substantial net losses since our inception. For the fiscal year ended February 29, 2016 and February 28, 2015, we incurred net losses of $4,654,179 and $7,995,474, respectively. From our inception in July 2009 through February 29, 2016, we had an accumulated deficit of $23,377,328. To date, we have not achieved, and we may never achieve, revenue sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing and enhancing our breast cancer diagnostic offerings, continue development of our MenaCalc(TM) platform of diagnostics assays for multiple epithelial-derived cancers including, but not limited to, lung cancer, prostate cancer, colorectal cancer and the development of companion diagnostics. We expect to incur additional losses in the future, and we may never achieve profitability.

We expect our losses to continue as a result of costs relating to ongoing research and development, clinical studies, laboratory set-up and build-out, operational expenses, and other commercialization and sales and marketing costs. These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Risks Relating to Our Business and Strategy

We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.

In recent years, we have incurred significant costs in connection with the development of our breast cancer diagnostics including the MetaSite Breast(TM) test and MenaCalc(TM) Breast test, the MenaCalc(TM) platform of diagnostics assays and other projects. Our research and development expenses were $1,360,739 and $1,266,158 for the fiscal years ended February 29, 2016 and February 28, 2015, respectively. We expect our research and development expense levels to remain high for the foreseeable future as we seek to expand the clinical validity and utility of our breast cancer diagnostic assays and develop additional diagnostic assays in our product portfolio. As a result, we will need to generate significant revenue in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.

Additionally, we expect our expenses related to the commercialization our breast cancer diagnostic assays to increase for the foreseeable future as we build-out our CLIA-certified laboratory and related infrastructure, commercial infrastructure, drive adoption of and reimbursement for our breast cancer diagnostic assays as well as develop new tests for other cancer indications. As a result, we will need to generate significant revenue in order to achieve sustained profitability.

If we are unable to commercialize and generate sales from our breast cancer diagnostic tests or successfully develop and commercialize other tests, our revenue will be insufficient for us to achieve profitability.

We currently anticipate that all of our revenue will initially come from the sales of our breast cancer diagnostic assays including the MetaSite Breast(TM) test and the MenaCalc(TM) Breast test. We plan on launching our breast cancer diagnostic assays following presentation of clinical data at a major medical meeting as a laboratory developed test through our CLIA-certified laboratory located in Boston, Massachusetts. We are in varying stages of research and development for other cancer diagnostic tests that we may offer. If we are unable to commercialize and generate sales of our breast cancer diagnostic tests, or successfully develop and commercialize diagnostic tests for other cancer indications, we will not produce sufficient revenue to become profitable.

If we are unable to execute our sales and marketing strategy for our diagnostic tests and are unable to gain market acceptance, we may be unable to generate sufficient revenue to sustain our business.

We are a pre-commercial molecular diagnostic company and have yet to begin to generate revenue for our breast cancer diagnostic assays or our MenaCalc(TM) diagnostic tests for NSCLC, prostate, and CRC cancers. We plan to offer our diagnostic tests through our CLIA-certified laboratory, located in Boston, Massachusetts.

Although we believe that our metastatic breast cancer diagnostic test and our MenaCalc(TM) test for other cancer indications represent a promising commercial opportunity, we may never gain significant market acceptance and therefore may never generate substantial revenue or profits for us. We will need to establish a market for our cancer diagnostic tests and build that market through physician education, awareness programs and the publication of clinical data. Gaining acceptance in medical communities requires, among other things, publication in leading peer-reviewed journals of results from studies using our current tests and/or our planned cancer tests. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our current tests and our planned tests. Our ability to successfully market our cancer diagnostic tests that we may develop will depend on numerous factors, including:

•	conducting validation studies of such tests in collaboration with key thought leaders to demonstrate their use and value in important medical decisions such as treatment selection;
•	conducting clinical utility studies of such tests to demonstrate economic usefulness to providers and payers;
•	whether our current or future partners, support our offerings;

•	the success of the sales force and marketing effort;

•	whether healthcare providers believe such diagnostic tests provide clinical utility;

•	whether the medical community accepts that such diagnostic tests are sufficiently sensitive and specific to be meaningful in patient care and treatment decisions; and

•	whether private health insurers, government health programs and other third-party payers will cover such cancer diagnostic tests and, if so, whether they will adequately reimburse us.

Failure to achieve significant market acceptance of our diagnostic tests would materially harm our business, financial condition and results of operations.

If third-party payers, including managed care organizations and Medicare, do not provide reimbursement for our products, our commercial success could be compromised.

Physicians and patients may decide not to order our metastatic breast cancer diagnostic test unless third-party payers, such as managed care organizations as well as government payers such as Medicare and Medicaid, pay a substantial portion or all of the test’s price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including our metastatic breast cancer diagnostic test and any of our future diagnostic tests. Reimbursement by a third-party payer may depend on a number of factors, including a payer’s determination that tests using our technologies are:

•	not experimental or investigational;

•	medically necessary;

•	appropriate for the specific patient;

•	cost-effective;

•	supported by peer-reviewed publications; and

•	provide a clinical utility.

Uncertainty surrounds third-party payer coverage and adequate reimbursement of any test incorporating new technology, including tests developed using our technologies. Technology assessments of new medical tests conducted by research centers and other entities may be disseminated to interested parties for informational purposes. Third-party payers and health care providers may use such technology assessments as grounds to deny coverage for a test or procedure. Technology assessments can include evaluation of clinical utility studies, which define how a test is used in a particular clinical setting or situation. Because each payer generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our cancer diagnostic tests, seeking payer approvals is a time-consuming and costly process. We cannot be certain that coverage for our current tests and our planned future tests will be provided in the future by additional third-party payers or that existing agreements, policy decisions or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. If we cannot obtain coverage and adequate reimbursement from private and governmental payers such as Medicare and Medicaid for our current tests, or new tests or test enhancements that we may develop in the future, our ability to generate revenue could be limited, which may have a material adverse effect on our financial condition, results of operations and cash flows. Further, we may experience delays and interruptions in the receipt of payments from third-party payers due to missing documentation and/or other issues, which could cause delay in collecting our revenue.

In addition, to the extent that our testing is ordered for Medicare inpatients and outpatients, only the hospital may receive payment from the Medicare program for the technical component of pathology services and any clinical laboratory services that we perform, unless the testing is ordered at least 14 days after discharge and certain other requirements are met. We therefore must look to the hospital for payment for these services under these circumstances. If hospitals refuse to pay for the services or fail to pay in a timely manner, our ability to generate revenue could be limited, which may have a material adverse effect on our financial condition, results of operations and cash flows.

Long payment cycles of Medicare, Medicaid and/or other third-party payers, or other payment delays, could hurt our cash flows and increase our need for working capital.

Medicare and Medicaid have complex billing and documentation requirements that we will need satisfy in order to receive payment, and the programs can be expected to carefully audit and monitor our compliance with these requirements. We will also need to comply with numerous other laws applicable to billing and payment for healthcare services, including, for example, privacy laws. Failure to comply with these requirements may result in, among other things, non-payment, refunds, exclusion from government healthcare programs, and civil or criminal liabilities, any of which may have a material adverse effect on our revenue and earnings. In addition, failure by third-party payers to properly process our payment claims in a timely manner could delay our receipt of payment for our products and services, which may have a material adverse effect on our cash flows and business.

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

Any delays in completing our clinical studies for our breast cancer diagnostic test including the MetaSite Breast(TM) and our MenaCalc(TM) Breast platform of diagnostics assays may delay our ability to raise additional capital or to generate revenue, and we may have insufficient capital resources to support our operations.  Even if we have sufficient capital resources, the ability to become profitable will be delayed if there are problems with the timing or completion of our clinical studies.

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

We rely on and expect to continue to rely on clinical collaborators to perform portions of our clinical trial functions. If any of our collaborators were to breach or terminate its agreement with us or otherwise fail to conduct the contracted activities successfully and in a timely manner, the research, development or commercialization of the products contemplated by the collaboration could be delayed or terminated. If any of our collaboration agreements are terminated, or if we are unable to renew those agreements on acceptable terms, we would be required to seek alternatives. We may not be able to negotiate additional collaborations on acceptable terms, if at all, and these collaborations may not be successful.

Our success in the future depends in part on our ability to enter into agreements with other leading cancer organizations. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can prolong the time it takes to develop, negotiate and implement collaboration. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenue from any product that may result from a collaboration.

From time to time we expect to engage in discussions with potential clinical collaborators, which may or may not lead to collaborations. However, we cannot guarantee that any discussions will result in clinical collaborations or that any clinical studies, which may result will be completed in a reasonable time frame or with successful outcomes. If news of discussions regarding possible collaborations become known in the medical community, regardless of whether the news is accurate, failure to announce a collaboration agreement or the entity’s announcement of a collaboration with an entity other than us could result in adverse speculation about us, our diagnostic tests or our technology, resulting in harm to our reputation and our business.

Clinical utility studies are important in demonstrating to both customers and payers a test’s clinical relevance and value. If we are unable to identify collaborators willing to work with us to conduct clinical utility studies, or the results of those studies do not demonstrate that a test provides clinically meaningful information and value, commercial adoption of such test may be slow, which would negatively impact our business.

Clinical utility studies show when and how to use a clinical test, and describe the particular clinical situations or settings in which it can be applied and the expected results. Clinical utility studies also show the impact of the test results on patient care and management. Clinical utility studies are typically performed with collaborating oncologists or other physicians at medical centers and hospitals, analogous to a clinical trial, and generally result in peer-reviewed publications. Sales and marketing representatives use these publications to demonstrate to customers how to use a clinical test, as well as why they should use it. These publications are also used with payers to obtain coverage for a test, helping to assure there is appropriate reimbursement. We anticipate commencing clinical utility studies for our metastatic breast cancer diagnostic test starting in 2016 and following product launch. We will need to conduct additional studies for our metastatic breast cancer diagnostic test, and other tests we plan to introduce, to increase the market adoption and obtain coverage and adequate reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for oncologists and other physicians, adoption of our tests could be impaired and we may not be able to obtain coverage and adequate reimbursement for them.

If our sole laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.

Our laboratory facility located in Boston, Massachusetts received CLIA certification and licensing from Massachusetts. We are seeking licensing from other states including New York, California, Florida, Maryland, Pennsylvania and Rhode Island, in order to process samples from such states, however we cannot guarantee that we will receive the necessary certifications and approvals in a timely fashion. Delays in receiving the necessary state certifications may delay commercialization efforts in these states and may materially harm our business, financial condition and results of operations.

The laboratory facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our testing services for some period of time. The inability to perform our tests even for a short period of time, may result in the loss of customers or harm our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

In order to rely on a third party to perform our tests, we could only use another facility with established CLIA certification and state licensure under the scope of which our diagnostic tests could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified and state-licensed laboratory facility willing to license, transfer or adopt our diagnostic tests and comply with the required procedures, or that such partner or laboratory would be willing to perform the tests for us on commercially reasonable terms.

In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us would be subject to certification under CLIA, licensing by several states, including New York, California, Florida, Maryland, Pennsylvania and Rhode Island, which can take a significant amount of time and result in delays in our ability to begin operations.

Initially, our financial results will depend on sales of our breast cancer test, and we will need to generate sufficient revenue from this and our other diagnostics to successfully operate our business.

For the foreseeable future, we expect to derive substantially all of our revenue from sales of our breast cancer diagnostic test. We anticipate commencing commercialization of our breast cancer diagnostic assays following presentation of clinical data at a major medical meeting. We will be dependent on one or more third-party organizations to commercialize, market and sell our products. In addition, we plan on contracting third-party organizations to support billing, collection, and reimbursement processing functions. We are in various stages of research and development for other driver-based diagnostic assays that we may offer as well as for enhancements to our existing metastatic breast cancer diagnostic test.  We do not currently expect to commercialize these additional tests for additional cancer indications including lung and prostate cancer until at least 2017. If we are unable to generate sales of our metastatic breast cancer diagnostic test or to successfully develop and commercialize other diagnostic tests, enhancements, our revenue and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

We may experience limits on our revenue if oncologists and other physicians decide not to order our breast cancer diagnostic tests or our future cancer diagnostic tests, we may be unable to generate sufficient revenue to sustain our business.

If medical practitioners do not order our breast cancer diagnostic assays or any future tests developed by us, we will likely not be able to create demand for our products in sufficient volume for us to become profitable. To generate demand, we will need to continue to make oncologists, surgeons, pathologists and other health care professionals aware of the benefits, value and clinical utility of our diagnostic tests and any products we may develop in the future through published papers, presentations at scientific conferences and one-on-one education by our sales force. We need to hire or outsource commercial, scientific, technical and other personnel to support this process. Some physicians may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payer denies reimbursement in full or in part. Even if patients recommend their physicians use our diagnostic tests, physicians may still decide not to order them, either because they have not been made aware of their utility or they wish to pursue a particular course of treatment and/or therapy regardless. If only a small portion of the physician population decides to use our tests, we will experience limits on our revenue and our ability to achieve profitability. In addition, we will need to demonstrate our ability to obtain adequate reimbursement coverage from third-party payers.

We may experience limits on our revenue if patients decide not to use our test.

Some patients may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payer denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our test, patients may still decide not to use our metastatic breast cancer diagnostic test, either because they do not want to be made aware of the likelihood of metastasis or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the patient population decides to use our test, we will experience limits on our revenue and our ability to achieve profitability.

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

We intend to commercialize our breast cancer diagnostic assays through the use of distribution and commercialization partners for the sales, marketing and distribution, billing, collection and reimbursement efforts, and to do so we must enter into agreements with these partners to sell, market or commercialize our tests. We may experience launch delays as a result of the timing of clinical data, establishment of a final product profile, and the lead time required to execute commercialization agreements. These agreements may contain exclusivity provisions and generally cannot be terminated without cause during the term of the agreement. We may need to attract additional partners to expand the markets in which we sell tests. These partners may not commit the necessary resources to market and sell our cancer diagnostics tests to the level of our expectations, and we may be unable to locate suitable alternatives should we terminate our agreement with such partners or if such partners terminate their agreement with us. Any relationships we form with commercialization partners are subject to change over time. If current or future commercialization partners do not perform adequately, or we are unable to locate commercialization partners, we may not realize revenue growth.

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

Our sales force collaborator with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products, limiting our potential revenue from the commercialization of these products. Disputes may arise delaying or terminating the commercialization or sales of our diagnostic tests that may result in significant legal proceedings that may harm our business, limit our revenue and our ability to achieve profitability.

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

We expect to rely on several vendors including Perkin Elmer, ThermoFisher Scientific and VisioPharm AS to supply some of the laboratory equipment and software on which we perform our tests. We will periodically forecast our needs for laboratory equipment and enter into standard purchase orders or leasing arrangements based on these forecasts. We believe that there are relatively few equipment manufacturers that are currently capable of supplying the equipment necessary for our metastatic breast cancer diagnostic test. Even if we were to identify other suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from key vendors including Perkin Elmer and other vendors the quality and quantity of equipment and software we require for the metastatic breast cancer diagnostic test, we may need to reconfigure our test process, which would result in delays in commercialization or an interruption in sales. If any of these events occur, our business and operating results could be harmed. Additionally, if key vendors including Perkin Elmer and other vendors deem us to have become uncreditworthy, they have the right to require alternative payment terms from us, including payment in advance. We may also be required to indemnify key vendors including Perkin Elmer and other vendors against any damages caused by any legal action or proceeding brought by a third party against such vendors for damages caused by our failure to obtain required approval with any regulatory agency.

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

We are dependent on our management team members, including Douglas A. Hamilton, our president and chief executive officer. Our future success also will depend in large part on our continued ability to attract and retain other highly qualified personnel. We intend to recruit and hire other senior executives, scientific, technical and management personnel, as well as personnel with expertise in sales and marketing including reimbursement, clinical testing, and governmental regulation. Such a management transition subjects us to a number of risks, including risks pertaining to coordination of responsibilities and tasks, creation of new management systems and processes, differences in management style, effects on corporate culture, and the need for transfer of historical knowledge.

In addition, Douglas A. Hamilton has not previously been the chief executive officer of a public or private company. While he has had experience as a chief financial officer, chief operating officer and other executive level positions in public companies, a lack of significant experience in being the chief executive officer of a public company could have an adverse effect on our ability to quickly respond to problems or effectively manage issues surrounding the operation of a public company. Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions. The collective efforts of our executive management and others working with them as a team are critical to us as we continue to develop our technologies, diagnostic tests, research and development efforts and sales and marketing programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of our key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. We do not maintain “key person” life insurance on any of our employees.

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

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

We expect to along with certain third party vendors that we contract with to collect and store sensitive data, including legally protected health information, credit card information, personally identifiable information about our employees, customers and patients, intellectual property, and our proprietary business information and that of our customers, payers and collaboration partners.  We expect to manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business critical information including research and development information, commercial information and business and financial information. We face four primary risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk and inappropriate modification risk combined with the risk of our being able to identify and audit our controls over the first three risks.

The secure processing, storage, maintenance and transmission of this critical information will be vital to our operations and business strategy. As such we plan to devote significant resources to protecting such information. Although we plan to take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third party vendors, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

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

We depend on information technology or IT, and telecommunications systems for significant aspects of our operations. In addition, we expect to outsource aspects of our billing and collections to a third-party provider, whom maybe dependent upon telecommunications and data systems provided by outside vendors and information we provide on a regular basis. These information technology and telecommunications systems will support a variety of functions, including test processing, sample tracking, quality control, customer service and support, billing and reimbursement, research and development activities and our general and administrative activities. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures we plan to implement, some or all of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we plan on taking to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from processing tests, providing test results to oncologists, pathologists, billing payers, processing reimbursement appeals, handling patient or physician inquiries, conducting research and development activities and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

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

Continuing concerns over United States health care reform legislation and energy costs, geopolitical issues, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence and high unemployment, precipitated an economic slowdown and recession. If the economic climate does not improve, or it deteriorates, our business, including our access to patient samples and the addressable market for diagnostic tests that we may successfully develop, as well as the financial condition of our suppliers and our third-party payers, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our business strategy contemplates potential international expansion, including partnering with academic and commercial testing partners for research and development and clinical studies, and commercializing our diagnostic tests outside the United States and expanding relationships with international payers and distributors. Doing business internationally involves a number of risks, including:

•
multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	competition from local and regional product offerings;

•	failure by us or our distributors to obtain regulatory approvals for the use of our tests in various countries;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;

•	logistics and regulations associated with shipping tissue samples, including infrastructure conditions and transportation delays;

•	limits in our ability to penetrate international markets if we are not able to process tests locally;

•	lack of intellectual property protection in certain markets;

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

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenue and results of operations.

If we cannot compete successfully with our competitors, we may be unable to generate, increase or sustain revenue or achieve and sustain profitability.

Our principal competition for our breast cancer diagnostic assays comes from existing diagnostic methods used by pathologists and oncologists. These methods have been used for many years and are therefore difficult to change or supplement. In addition, companies offering capital equipment and kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which potentially facilitates adoption more readily than tests like ours that are performed outside the pathology laboratory.

We also face competition from companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast, lung, prostate and colorectal cancer, including public companies such as Genomic Health, Inc., Agendia, Inc., GE Healthcare, a business unit of General Electric Company, Hologic, Inc., Myriad Genetics, Inc., NanoString Technologies, Inc., Novartis AG, Qiagen N.V. and Response Genetics, Inc., and many other public and private companies. We also face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. We may also face competition from Illumina, Inc. and Thermo Fisher Scientific Inc., both of which have announced their intention to enter the clinical diagnostics market. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions.

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

The list price of our test may change as well as the list price of our competitor’s products. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced tests that could be viewed by physicians and payers as functionally equivalent to our tests, or offer tests at prices designed to promote market penetration, which could force us to lower the list prices of our tests and impact our operating margins and our ability to achieve sustained profitability. Some competitors have developed tests cleared for marketing by the FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than our diagnostic test, and that may discourage adoption of and reimbursement for our diagnostic test. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenue or achieving sustained profitability and could cause the market price of our common stock to decline.

Regulatory Risks Relating to Our Business

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the ACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the FDA has contended that clinical laboratory tests that are developed and validated by a laboratory for its own use, which are called Laboratory Development Tests, or “LDTs”, such as our metastatic breast cancer diagnostic including the MetaSite Breast(TM) test and MenaCalc(TM) platform diagnostic are medical devices, none of our products are currently listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future.

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

Recent changes to reimbursement methodology in states outside of California may also affect payment rates in the future. We also cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by new legislation, cost reduction measures and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payers for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations. In addition, sales of our tests outside the United States make us subject to foreign regulatory requirements and cost-reduction measures, which may also change over time. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us.

If the FDA were to begin regulating our diagnostic tests including the MetaSite Breast(TM) test and MenaCalc(TM) diagnostic platform, we could experience significant delays in commercializing our tests, be forced to stop our sales, experience significant delays in commercializing any future products, incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval as well as experience decreased demand for our products and demand for reimbursement of our tests.

Clinical laboratory tests like our breast cancer diagnostic assays, including are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as administered through the CMS, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called Laboratory Development Tests, or “LDTs". Most LDTs currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that our diagnostic tests including the MetaSite Breast(TM) test and MenaCalc(TM) diagnostic platform are not a diagnostic kit and we also believe that they are LDTs. As a result, we believe our metastatic breast cancer diagnostic test should not be subject to regulation under established FDA policies.

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

If we were required to conduct additional clinical studies prior to marketing our diagnostic tests, those studies could lead to delays or failure to obtain necessary regulatory approvals and harm our ability to become profitable.

The FDA requires extensive pre-market clinical testing prior to submitting a regulatory application for commercial sales. Our metastatic breast cancer diagnostic test and our product candidates require pre-market clinical studies, and whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical studies may also ultimately lead to delay or denial of regulatory approval. The commencement of clinical studies may be delayed due to unavailability of patient tumor samples or insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical studies, which might increase the cost and complexity of our studies. We may also depend on clinical investigators, medical institutions, tissue and tumor banks, and contract research organizations to perform the studies properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical studies may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory approval for our test. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our test, or to become profitable.

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Effective October 2015, we received a certificate of accreditation under CLIA to perform testing. In order to renew the certificate of accreditation, we will be subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our laboratory outside of the renewal process. The failure to comply with CLIA requirements can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA certificate of accreditation, as well as a directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit and/or criminal penalties. We must maintain CLIA compliance and certification to be eligible to bill for tests provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanctions, our business and reputation could be harmed. Even if it were possible for us to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so. Additionally, we will seek to have our laboratory accredited by the College of American Pathologists, or CAP, one of six CLIA-approved accreditation organizations.

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

If we were to lose our CLIA certification or appropriate state license(s), whether as a result of a revocation, suspension or limitation, we would no longer be able to sell our metastatic breast cancer diagnostic test, or other diagnostic tests, which would significantly harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states.

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

Risks Relating to our Intellectual Property

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

We have no knowledge of any infringement or patent litigation, threatened or filed at this time. It is possible that we may infringe on intellectual property rights of others without being aware of the infringement. If a patent holder believes that one of our product candidates infringes on our patent, it may sue we even if we have received patent protection for our technology. Third parties may claim that we are employing our proprietary technology without authorization. In addition, third parties may obtain patents that relate to our technologies and claim that use of such technologies infringes these patents. Regardless of their merit, such claims could require us to incur substantial costs, including the diversion of management and technical personnel, in defending ourselves against any such claims or enforcing our patents. In the event that a successful claim of infringement is brought against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize our products.

Our rights to use technologies licensed from third parties are not within our control, and we may not be able to sell our products if we lose our existing rights or cannot obtain new rights on reasonable terms.

We license technology necessary to develop our products from third parties. For example, we license technology from MIT, AECOM, Cornell and IFO-Regina located in Rome, Italy, that we use in our diagnostic tests and that we use to develop additional tests. In return for the use of a third party’s technology, we have agreed to pay the licensors royalties based on sales of our products. Royalties are a component of cost of product revenue and impact the profit margin from sales of our test. We may need to license other technology to commercialize our products and future products.

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

Risks Relating to our Securities

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general and the market for OTC or “bulletin board” quoted stocks in particular. Market prices for securities of early-stage life sciences companies have historically been particularly volatile Some of the factors that may materially affect the market price of our common stock are beyond our control, may include, but are not limited to:

•	progress, or lack of progress, in developing and commercializing our current tests and our planned future cancer diagnostic tests;

•	favorable or unfavorable decisions about our tests from government regulators, insurance companies or other third-party payers;

•	changes in key personnel and our ability to recruit and retain qualified research and development personnel;

•	changes in investors’ and securities analysts’ perception of the business risks and conditions of our business;

•	changes in our relationship with key collaborators;

•	changes in the market valuation or earnings of our competitors or companies viewed as similar to us;

•	depth of the trading market in our common stock;

•	termination of the lock-up agreements or other restrictions on the ability of our existing stockholders to sell shares;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the granting or exercise of employee stock options or other equity awards;

•	realization of any of the risks described under this section entitled “Risk Factors;” and

•	general market and economic conditions.

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

We anticipate listing our common stock on a national securities exchange in the future and have applied to list our common stock on the NASDAQ Capital Market, however we cannot make any assurances that we satisfy the listing requirements of such national securities exchange, including, but not limited to:

•	closing or bid price requirements;

•	stockholders’ equity requirement;

•	market value of publicly held shares;

•	number of shareholders;

•	number of market makers; and

•	market value of listed securities.

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices which may result in substantial dilution to our shareholders.

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

Sales of substantial amounts of our common stock, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.  As of February 29, 2016, we had outstanding 1,851,201 shares of common stock, 1,508,005 of which are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act of 1933, as amended. In addition, as of February 29, 2016, we had outstanding options to purchase 426,976 shares of our common stock, outstanding warrants to purchase 913,514 shares of our common stock. Shares issued upon the exercise of stock options and warrants will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

In the future, we also may issue our securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then-outstanding shares of our common stock.

Rule 144 Related Risk

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale. Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•	1% of the total number of securities of the same class then outstanding; or closing or bid price requirements;

•	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Restrictions on the reliance of Rule 144 by shell companies or former shell companies.

We are a former shell company.  Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies. The SEC has codified and expanded this position in amendments to Rule 144 which became effective in February 2008 by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business-combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

•	The issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•
The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•	At least one year has elapsed from the time that the issuer has filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, it is possible that pursuant to Rule 144, stockholders may not be able to sell our shares without registration if one of the aforementioned conditions are not satisfied.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Additionally, we may be subject to increased corporate governance requirements in connection with the listing of our common stock on a national securities exchange, such as the NASDAQ Capital Market, which may lead to additional compliance costs and impact the manner in which we operate our business.

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

Our common stock trades on the OTCQB venture stage marketplace for early stage and developing U.S. and international companies. OTCQB securities and other “bulletin board” securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCQB and other bulletin board” reporting requirements are less stringent than those of national securities exchanges, including the NASDAQ Capital Market.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the rate of adoption and/or continued use of our current tests and our planned future tests by healthcare practitioners;

•	variations in the level of expenses related to our development and commercialization programs;

•	addition or reduction of resources for product commercialization;

•	addition or termination of clinical validation studies and clinical utility studies;

•	any intellectual property infringement lawsuit in which we may become involved;

•	third party payer determinations affecting our tests; and

•	regulatory developments affecting our tests.

We expect operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

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

Cumulative dividends on the Series B Preferred Stock accrue at the rate of 8% of the Stated Value per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year, from and after the date of the initial issuance.  Dividends are payable in kind in additional shares of Series B Preferred Stock valued at the Stated Value or in cash at the sole option of the Company. At February 29, 2016 and February 28, 2015, the dividend payable to the holders of the Series B Preferred stocks amounted to $48,317 and $16,767, respectively. During the year ended February 29, 2016 and February 28, 2015, the Company issued 42.8202 and 0 shares of Series B Preferred Stock, respectively, for payment of dividends amounting to $235,508 and $0, respectively.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Our ability to utilize our federal net operating loss, carryforwards and federal tax credits may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if an “ownership change,” as defined by Section 382 of the Code, occurs. If we have experienced an “ownership change” at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. In addition, future changes in our stock ownership (including in connection with this or future offerings, as well as other changes that may be outside of our control), may trigger an “ownership change” and, consequently, limitations under Sections 382 and 383 of the Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. As of February 29, 2016, we had federal net operating loss tax credit carryforwards of approximately $14.7 million, which could be limited if we have experienced or do experience any “ownership changes.” We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple “ownership changes” since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future.

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

On August 28, 2014, we entered into a lease agreement (the “Boston Lease”) for our diagnostic laboratory and office space located in Boston, MA. The term of the Boston Lease is for two years, from September 1, 2014 through August 31, 2016, and the basic rent payable thereunder is $10,280 per month for the first year and $10,588 per month for the second year. Additional monthly payments under the Boston Lease shall include tax payments and operational and service costs. Additionally, we paid a $40,000 security deposit in connection with entering into the Boston Lease. Effective April 6, 2016, we entered into an amendment to the Boston Lease (the “Boston Lease Amendment”) whereby we extended the term by one year from September 1, 2016 to August 31, 2017. The basic rent payable under the Boston Lease Amendment increased to $17,164 per month plus additional monthly payments, including tax payments and operational and service costs.

Effective March 1, 2015, we entered into a lease agreement for short-term office space in New York, NY.  The term of the lease is month-to-month and may be terminated upon twenty-one (21) days’ notice. The basic rent payment is $1,400 per month and we paid a $2,100 security deposit in connection with entering into the lease. Effective December 1, 2015, we amended our lease agreement for the short-term office space in New York, NY.  The term of the lease remains month-to-month and may still be terminated with twenty-one (21) days’ notice. The basic rent payment increased to $2,400 per month and we paid an additional $1,500 security deposit in connection with the amended lease.

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

	Common Stock
	High	Low
March 1, 2014 through May 31, 2014	$24.00	$13.20
June 1, 2014 through August 31, 2014	$20.40	$8.34
September 1, 2014 through November 30, 2014	$12.75	$6.15
December 1, 2014 through February 28, 2015	$12.90	$4.20
March 1, 2015 through May 31, 2015	$12.00	$3.90
June 1, 2015 through August 31, 2015	$6.00	$3.00
September 1, 2015 through November 30, 2015	$10.00	$3.30
December 1, 2015 through February 29, 2016	$6.35	$1.80

On May 26, 2016, the last reported price for our common stock on the OTCQB was $2.19.

Number of Record Holders of Our Common Stock

As of May 24, 2016, we had 1,876,201 shares of our common stock outstanding and 158 holders of record of our common stock.  The number of record holders was determined from our records and the records of our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On February 27, 2012, in connection with the Share Exchange, we assumed the 2012 Incentive Plan from MBM and reserved 74,453 shares of our common stock for the benefit of our employees, nonemployee directors and consultants. On May 21, 2012, we increased the number of authorized and unissued shares of common stock reserved for issuance pursuant to the 2012 Incentive Plan to 207,786.

On June 22, 2015, our shareholders approved amending our 2012 Incentive Plan to increase the number of authorized shares of common stock reserved for issuance under the 2012 Incentive Plan to a number not to exceed fifteen percent (15%) of the issued and outstanding shares of common stock on an as converted primary basis (the “As Converted Primary Shares”) on a rolling basis. For calculation purposes, the As Converted Primary Shares shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2012 Incentive Plan. The number of authorized shares of common stock reserved for issuance under the 2012 Incentive Plan shall automatically be increased concurrently with the Company’s issuance of fully paid and non- assessable shares of As Converted Primary Shares. Shares shall be deemed to have been issued under the 2012 Incentive Plan solely to the extent actually issued and delivered pursuant to an award. As such, the number of shares authorized for issuance under the 2012 Incentive Plan increased from 207,786 to 347,129.

As of February 29, 2016, there were an aggregate of 352,309 shares authorized for issuance under the 2012 Incentive Plan and 57,960 shares available for issuance under the 2012 Incentive Plan.

The objective of the 2012 Incentive Plan is to maximize the effectiveness and efficiency of the Company’s operations by attracting key talent, aligning and incentivizing employees to corporate goals and reducing the risk of voluntary employee turn-over. We may issue securities pursuant to the 2012 Incentive Plan or outside the 2012 Incentive Plan.

Equity Compensation Plan Information as of February 29, 2016*
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders *	263,642	$16.22	57,960
Total	263,642	$16.22	57,960

* Does not include 30,707 restricted shares of common stock issued under the 2012 Incentive Plan, of which 20,505 have vested and 10,202 are subject to milestone vesting.

Additionally, as of February 29, 2016, outside of the 2012 Incentive Plan, we have issued an aggregate of 163,334 stock options with a weighted-average strike price of $10.39 per share and an aggregate of 34,989 restricted shares of common stock, of which 33,655 shares have vested and 1,334 are subject to milestone vesting.

Recent Sales of Unregistered Securities

Effective May 26, 2016, we consummated a first closing of a private placement pursuant to a subscription agreement with various accredited investors whereby we issued an aggregate of 100,000 shares of common stock and 50,000 common stock purchase warrants with an exercise price of $3.00 per share and a term of five years for aggregate gross proceeds of $200,000. We also entered into a registration rights agreement with the investors to register the shares of common stock issued and the shares of common stock underlying the warrants. After deducting placement agent fees and other offering expenses, we received net proceeds of approximately $162,000. Additionally, in connection with the private placement we will issue an aggregate of 10,000 placement agent warrants in substantially the same form as the investor warrants.  The issuance of securities in the private placement was exempt from registration pursuant to Section 4(2) of, and Rule 506 under Regulation D promulgated under, the Securities Act of 1933, as amended.

Item 6.	SELECTED FINANCIAL DATA

None.

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

Overview

We are a pre-commercial molecular diagnostic company focused on the development and commercialization of novel diagnostic tests that provide oncologists with clinically-actionable information to optimize cancer treatment strategies based on the specific biological nature or “metastatic potential” of each patient’s tumor. We believe cancer treatment strategies can be personalized, outcomes improved and costs reduced through new diagnostic tools that identify the aggressiveness of primary tumors, response to chemotherapy and resistance to taxane-based chemotherapy and selective receptor tyrosine kinase inhibitors (TKIs).

We are developing two driver-based diagnostic product lines, which we intend to offer as a commercial laboratory service available through our state-of-the-art CLIA-certified reference laboratory located in Boston, MA. During 2016, we plan to complete at least three additional breast cancer clinical studies with the aim of providing additional prognostic and chemo-predictive clinical evidence and to further define specificity, sensitivity and clinical utility of our metastatic breast cancer diagnostics, including the MetaSite Breast(TM) and MenaCalc(TM) Breast assays to support our commercialization efforts. We plan on commencing marketing of our breast cancer diagnostic assays following presentation of clinical data at a major medical meeting.

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

We intend to actively pursue business development opportunities with the objective of entering into sublicense or joint venture agreements with suitable strategic partners capable of the developing and commercializing our therapeutic assets.

Going Concern

Since our inception, we have generated significant net losses. As of February 29, 2016, we had an accumulated deficit of $23,377,328. We incurred net losses of $4,654,179 and $7,995,474 for the year ended February 29, 2016 and February 28, 2015, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payers, and our ability in the short term to collect from payers often requiring a case-by-case manual appeals process. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through June 2016, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations and could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in this Form 10-K for the year ended February 29, 2016. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Stock-based Compensation

We account for share-based payment awards issued to employees and members of our Board by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation using a straight-line basis over the requisite service period, generally the vesting period.  For awards issued to non-employees, the measurement date is the date when the performance is complete or when the award vests, whichever is the earliest. Accordingly, non-employee awards are remeasured at each reporting period until the final measurement date. The fair value of the award is recognized as stock-based compensation over the requisite service period, generally the vesting period.

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

Conversion features that are in the money at the commitment date constitute a beneficial conversion feature that is measured at its intrinsic value and recognized as debt discount or deemed dividend. Debt discount is amortized as interest expense over the maturity period of the debt using the effective interest method.

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

Research and Development Expenses

The majority of the research and development expenses were focused on the research and development of the MetaSite Breast(TM) and the MenaCalc(TM) platform. In 2014 initial research on our therapeutic platform was sublicensed to ASET pursuant to the ASET License Agreement.

We charge all research and development expenses to operations as they are incurred. All potential future product programs, apart from our breast cancer diagnostic are in the clinical research and development phase, and the earliest we expect another cancer indication to reach the commercialization stage is 2018.

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

Results of Operations

Comparison of the Years Ended February 29, 2016 and February 28, 2015

Revenues.  There were no revenues for the years ended February 29, 2016 and February 28, 2015, respectively, because we have not yet commercialized any of our driver-based diagnostics assays.

General and Administrative Expenses. General and administrative expenses totaled $3,418,235 for the year ended February 29, 2016 as compared to $3,524,901 for the year ended February 28, 2015. This represents a decrease of $106,666 for the year ended February 29, 2016 as compared to the year ended February 28, 2015. Stock-based compensation and depreciation was $711,196 and $14,650, respectively, for the year ended February 29, 2016 as compared to $1,174,797 and $14,613, respectively, for the year ended February 28, 2015. Excluding non-cash stock-based compensation expense and depreciation expense, general and administrative expenses increased by $356,898 to $2,692,389 for the year ended February 29, 2016 from $2,335,492 for the year ended February 29, 2015.

Deferred offering costs, corporate communications, accounting and auditing expenses, investor relations, consulting expense, dues and subscription fees and information technology expenses increased by $171,386, $125,137, $114,174, $93,446, $69,689, $65,070, and $48,112, respectively. Increased general and administrative expenses were partially offset by decreased board of director bonuses, payroll and related expenses, legal expenses, advisory board fees, and worker’s compensation insurance of $210,000, $148,689, $81,812, $26,750, and $18,259, respectively. We expect general and administrative expenses to remain relatively stable for the next fiscal year ending February 28, 2017, as projected increases in payroll and related expenses and consulting expenses will be offset by reduced deferred offering costs.

Research and Development Expenses. Research and development totaled $1,360,739 for the year ended February 29, 2016 as compared to $1,266,158 for the year ended February 28, 2015. Stock-based compensation and depreciation was $111,607 and $81,538, respectively, for the year ended February 29, 2016 as compared to $128,000 and $47,284, respectively, for the year ended February 28, 2015. Excluding non-cash stock-based compensation expense and depreciation expense, research and development expenses increased by $76,720 to $1,167,594 for the year ended February 29, 2016 from $1,090,874 for the year ended February 29, 2015.

Increased diagnostic research and development spending of $107,023 and consulting expense of $197,826 was partially offset by decreases in therapeutic research and development spending associated with the divestiture of the therapeutic assets of $215,859, reduced payroll and benefits expenses of $104,319 and healthcare reimbursement of $30,600. We expect research and development expenses to increase for the next fiscal year ending February 28, 2017 as we conduct addition breast cancer clinical studies and other research and development activities.

Other Expenses (Income). Other income was approximately $124,795 for the year ended February 29, 2016 as compared to other expense of $3,204,415 for the year ended February 28, 2015. This represents a change of $3,329,210. Other expense for the year ended February 29, 2016 mostly comprised the $150,000 gain on the ASET transaction and $349,596 gain from the change in fair value of the warrant liability, offset by $317,238 of interest expense on the notes payable and a $39,097 loss related to the settlement with two affiliated shareholders. Other expense for the year ended February 28, 2015 mostly comprised of interest expense of $634,339, loss of $118,300 from the change in fair value of the warrant liability, and $2,324,759 from the beneficial conversion feature related to the convertible promissory notes exchanged in June 2014.

Net Loss. As a result of the factors described above, our net loss decreased by $3,341,295 to $4,654,179 for the year ended February 29, 2016 as compared to $7,995,474 for the year ended February 28, 2015.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of February 29, 2016, we had an accumulated deficit of $23,377,328. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and commercialization expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock, preferred stock, and promissory notes. Through February 29, 2016, we had received net proceeds of $6,133,605 through the sale of common stock to investors, $256,311 through the sale of Series A Preferred Stock to investors, $3,388,250 through the sale of Series B Preferred Stock to investors, $3,457,000 from the sale of convertible promissory notes and $1,700,000 from the sale of non-convertible promissory notes.  As of February 29, 2016, we had cash and cash equivalents of $363,783 and debt of $1,800,000.  Through February 29, 2016, we have issued and outstanding warrants to purchase 913,514 shares of our common stock at a weighted average exercise price of $14.56, which could result in proceeds to us of approximately $13.3 million if all outstanding warrants were exercised for cash.

Cash Flows

At February 29, 2016, we had $363,783 in cash and cash equivalents, compared to $257,820 on February 28, 2015.

Net cash used in operating activities was $3,140,536 for the year ended February 29, 2016 compared to $3,584,825 for the year ended February 28, 2015. The decrease in cash used of $444,289 was primarily due to reduced payments for refundable deposits in the year ended February 29, 2016 as compared to the year ended February 28, 2015, along with increases in accounts payable and accrued expenses in the year ended February 29, 2016 as compared to the year ended February 28, 2015.

Net cash used in investing activities was $(48,933) for the year ended February 29, 2016 compared to $1,148,566 of cash provided for the year ended February 28, 2015. This decrease of $1,197,499 was attributed to increases in laboratory equipment purchases for our research and development and CLIA-certified reference laboratory facility in Boston and a reduction of proceeds from investments. We expect amounts used in investing activities to increase for the next fiscal year ending February 28, 2017 and beyond as we grow our corporate operations, expand research and development activities and establish and add capacity in our commercial laboratory, which is expected to result in an increase of our capital expenditures.

Net cash provided by financing activities during the year ended February 29, 2016 was $3,295,432 compared to $2,210,671 for the year ended February 28, 2015. Financing activities consisted primarily of proceeds from the sale of notes and warrants and Series B Preferred Stock and warrants for the year ended February 29, 2016, and from the issuance of notes and warrants, Series B Preferred Stock and warrants, and common stock and warrants for the year ended February 28, 2015.

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

Contractual Obligations

As of February 29, 2016, we had the following contractual commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
License Agreement	$575	$75	$300	$200	$(1)

Second License Agreement	$555	$80	$275	$200	$(2)

Alternative Splicing Diagnostic License Agreements (3)	$278	$40	$138	$100	$(4)

Antibody License Agreement	$120	$25	$55	$40	$(5)

Lease Agreement (6)	$64	$64	$-	$-	$-

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

(3)	No annual license maintenance fee payments are due on the Alternative Splicing Therapeutic License Agreement as long as the Alternative Splicing Diagnostic License Agreement is in effect.

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

(6)	Only includes basic rent payments through August 31, 2016. Additional monthly payments under the lease agreement shall include tax payments and operational costs.

License Agreements

Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  We have satisfied all license maintenance payments due through February 29, 2016. We are required to make payments of $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the License Agreement.

Pursuant to the Second License Agreement, we are required to make annual license maintenance fee payments beginning on January 3, 2013. The license maintenance payment of $30,000 for 2016, is currently outstanding. We are required to make additional payments of $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the Second License Agreement.

We paid a license-signing fee of $15,000 in connection with entering into the Alternative Splicing Diagnostic License Agreement and a license-signing fee of $5,000 in connection with entering into the Alternative Splicing Therapeutic License Agreement.  Pursuant to these agreements, we are required to make annual license maintenance fee payments for each license beginning on January 1, 2015. The license maintenance payment of $15,000 for 2016, is currently outstanding   We are required to make additional payments of $25,000 in 2017, $37,500 in 2018, and $50,000 in 2019 and every year each license is in effect thereafter.  On November 25, 2014, we entered into the ASET License Agreement with ASET who will assume responsibility for payment of half of the annual license maintenance fees as long as the Alternative Splicing Diagnostic License Agreement remains in effect. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. No annual license maintenance fee payments are due on the Alternative Splicing Therapeutic License Agreement so as long as the Alternative Splicing Diagnostic License Agreement is in effect. We are in compliance with the Alternative Splicing License Agreements.

We paid a license-signing fee of $10,000 in connection with entering into the Antibody License Agreement and are required to make license maintenance fee payments beginning on January 1, 2015. The license maintenance payment of $10,000 for 2016, is currently outstanding. We are required to make additional payments of $15,000 in 2017, $15,000 in 2018, and $20,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the Antibody License Agreement.

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

In addition, the parties mutually agreed to an extension of the $150,000 due the Company on March 1, 2015 in connection with the reimbursement for certain costs. ASET issued an interest free promissory Note to the Company in the aggregate amount of $150,000, payable in three installments of $50,000 each due on June 1, 2015, July 1, 2015 and August 1, 2015, respectively. The Company has received each of the first two payments of $50,000 and as of February 29, 2016, has a $50,000 note receivable from ASET.

ASET also issued a Note to the Company in the principal amount of $75,000 for the purchase of the equipment and fixed assets of the Stony Brook, NY laboratory. The Note is interest free and matured on December 30, 2015. In the event the Company has purchased at least $925,000 in equity of ASET prior to December 30, 2015, then the Company may use the Note as payment for its remainder purchase of equity in ASET. The $75,000 balance has been recorded as a note receivable on the Company’s Balance Sheet.

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

Lease Agreements

On August 28, 2014, we entered into a lease agreement (the “Boston Lease”) for our diagnostic laboratory and office space located in Boston, MA. The term of the Boston Lease is for two years, from September 1, 2014 through August 31, 2016, and the basic rent payable thereunder is $10,280 per month for the first year and $10,588 per month for the second year. Additional monthly payments under the Boston Lease shall include tax payments and operational and service costs. Additionally, we paid a $40,000 security deposit in connection with entering into the Boston Lease. Effective April 6, 2016, we entered into an amendment to the Boston Lease (the “Boston Lease Amendment”) whereby we extended the term by one year from September 1, 2016 to August 31, 2017. The basic rent payable under the Boston Lease Amendment increased to $17,164 per month plus additional monthly payments, including tax payments and operational and service costs.

Effective March 1, 2015, we entered into a lease agreement for short-term office space in New York, NY.  The term of the lease is month-to-month and may be terminated upon twenty-one days’ notice. The basic rent payment is $1,400 per month and we paid a $2,100 security deposit in connection with entering into the lease. Effective December 1, 2015, we amended our lease agreement for the short-term office space in New York, NY.  The term of the lease remains month-to-month and may still be terminated with twenty-one days’ notice. The basic rent payment increased to $2,400 per month and we paid an additional $1,500 security deposit in connection with the amended lease.

Equipment

On March 26, 2014, we entered into an agreement to finance the purchase of research equipment for a purchase price of $318,603. The terms of the agreement required a down payment of $20,520 and 36 monthly payments of approximately $10,260. The agreement further required a security deposit of $238,952, which will be refunded to the Company in three equal installments upon the payment of the twelfth, the twenty-fourth and the thirty-sixth monthly payments. This security deposit has been satisfied by the Company. As further security, a personal guaranty was required of our chief executive officer. Effective July 8, 2015, the refundable deposit was applied against the capital lease obligation and we recorded a loss of $8,820. No further payments are due under the terms of the agreement.

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

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through June 2016, without raising additional capital. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the recent financing activities. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in reimbursement. We expect that we will receive limited payments for our breast cancer diagnostic tests, including the MetaSite BreastTM and MenaCalcTM Breast test billings from the beginning of our marketing efforts into the foreseeable future. As reimbursement contracts with third-party payers are put into place, we expect an increase in the number and level of payments received for our breast cancer diagnostic, including the MetaSite BreastTM and MenaCalcTM Breast test billings.

We cannot be certain that any of our future efforts to develop future products will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result.

Our future funding requirements will depend on many factors, including the following:

•	the rate of progress in establishing reimbursement arrangements with third-party payers;
•	the success of billing, and collecting receivables;
•	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;
•	the rate of progress and cost of research and development activities associated with expansion of products for breast cancer; and
•	the rate of progress and cost of research and development activities associated with products in the research phase focused on cancer, other than breast cancer.

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

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of February 29, 2016, we had cumulative net operating loss carryforwards for federal income tax purposes of $14.7 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in the year 2029. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change.” The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

Recent Accounting Pronouncements

We have implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed. We are currently assessing the impact of the new accounting pronouncements disclosed in footnote 2 of our consolidated financial statements and do not know whether they might have a material impact on our financial position or results of operations.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Vice President, Finance, of the effectiveness of disclosure controls and procedures as of February 29, 2016. Based upon that evaluation, management, including the Chief Executive Officer and Vice President, Finance, concluded that the design and operation of disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of February 29, 2016.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of February 29, 2016.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting.

We have had no changes in internal control over financial reporting during the period ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting have been described above.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Douglas A. Hamilton	50	President and Chief Executive Officer (1)
Daniel H. Schneiderman	38	Vice President of Finance, Controller and Secretary
Richard Berman	73	Chairman of the Board of Directors (2)
Jerome B. Zeldis, M.D., Ph.D.	66	Vice Chairman of the Board of Directors (3)
Johan M. (Thijs) Spoor	44	Director (4)
Oscar L. Bronsther, M.D., F.A.C.S.	55	Director (5)
H. Philip Goodeve	57	Director (6)
Martin J. Driscoll	55	Director (7)
______________
(1)	Appointed as President and Chief Executive Officer on June 17, 2015.
(2)	Appointed as a member and Chairman of our board of directors effective as of October 15, 2014.
(3)	Appointed as a member and Vice Chairman of our board of directors effective as of April 25, 2016.
(4)	Appointed as a member of our board of directors on February 27, 2012, effective as of April 7, 2012.
(5)	Appointed as a member of our board of directors on February 27, 2012, effective as of April 7, 2012. Resigned as Chief Executive Officer and Chief Medical Officer on June 17, 2015.
(6)	Appointed as a member of our board of directors effective as of October 15, 2014.
(7)	Appointed as a member of our board of directors effective as of March 31, 2015.

Douglas A. Hamilton. Mr. Hamilton was appointed our president and chief executive officer effective as of June 17, 2015. Mr. Hamilton has consulted for us as acting chief financial officer since August 2014. Prior to joining the Company, Mr. Hamilton served as partner at New Biology Ventures, LLC, a life-sciences focused venture capital incubator founded by Mr. Hamilton since 2007.  From January 2012 through January 2014, Mr. Hamilton was chief financial officer of S.E.A. Medical Systems, Inc. From 1999 to 2006, Mr. Hamilton served as chief financial officer and chief operating officer for Javelin Pharmaceuticals, Inc. (acquired by Hospira, Inc.), in which he led the company to commercialization and through the private to public transition, including a successful national markets up-listing. Prior to Javelin, Mr. Hamilton was the chief financial officer and director of business development for PolaRx Biopharmaceuticals, Inc. (acquired by Cell Therapeutics, Inc., now owned by Teva Pharmaceuticals). Mr. Hamilton also served for several years in portfolio and project management at Pfizer, Inc. and Amgen, Inc., sales and marketing at Pharmacia Biotech (now GE Healthcare Life Sciences), and research at Connaught Laboratories (now Sanofi-Pasteur). Mr. Hamilton earned his Bachelor of Science degree from the Department of Medical Genetics at the University of Toronto and his MBA from the Ivey Business School at Western University.

Daniel H. Schneiderman. Mr. Schneiderman was appointed vice president of finance effective December 21, 2012 and has served as the Company's vice president, controller and corporate secretary since February 27, 2012. Mr. Schneiderman has fifteen years of investment banking and corporate finance experience, focusing on private and public small capitalization companies mainly in the healthcare, life sciences and technology sectors. Prior to joining the Company, he was vice president of investment banking for Burnham Hill Partners LLC, where he worked since 2008. From 2004 through 2008, Mr. Schneiderman was vice president of investment banking at Burnham Hill Partners, a division of Pali Capital, Inc. While at Burnham Hill Partners, Mr. Schneiderman helped raise in excess of $500 million in capital through private placements, PIPEs and registered offerings as well as more complex transactions including restructurings and recapitalizations. Previously, Mr. Schneiderman worked at H.C. Wainwright & Co., Inc. in 2004 as an investment banking analyst. Mr. Schneiderman holds a Bachelor's Degree in Economics from Tulane University. Mr. Schneiderman serves as a board member for Unleashed, a not-for-profit organization dedicated to empowering middle school girls through an after-school leadership development program that incorporates animal rights and dog rescue.

Richard Berman. Mr. Berman was appointed to our board of directors and chairman of the board effective as of October 15, 2014. Mr. Berman’s business career spans over 35 years of venture capital, senior management and merger and acquisitions experience. In the past 5 years, Mr. Berman has served as a Director and/or Officer of over a dozen public and private companies. From 2006 to 2011, he was chairman of National Investment Managers, a company with $12 billion in pension administration assets. Mr. Berman is currently a director at three other public healthcare companies: Advaxis, Inc., Neostem, Inc., and Cryoport, Inc.  From 2002 to 2010, he was a director of Nexmed, Inc. (now called Apricus Biosciences, Inc.) where he also served as chairman and chief executive officer in 2008 and 2009. From 1998-2000, Mr. Berman was employed by Internet Commerce Corporation (now Easylink Services) as chairman and chief executive officer, and was a director from 1998-2012. Previously, Mr. Berman worked at Goldman Sachs; was senior vice president of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world in the 1980s by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); helped to create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions (completed over 300 deals). He is a past director of the Stern School of Business of NYU where he obtained his B.S. and M.B.A. He also has U.S. and foreign law degrees from Boston College and The Hague Academy of International Law, respectively. Mr. Berman’s extensive knowledge of our industry, his role in the governance of publicly held companies and his directorships in other life science companies qualify him to serve as our director.

Jerome B. Zeldis, M.D., Ph.D. Dr. Zeldis was appointed to our board of directors and vice chairman of the board effective as of April 25, 2016. Dr. Zeldis brings extensive life sciences experience gained through his career at Celgene, Corp. He is currently chief executive officer of Celgene Global Health and chief medical officer of Celgene Corp., a publicly traded, fully integrated biopharmaceutical company, where he has been employed since 1997. Prior to working at Celgene, Dr. Zeldis worked at Sandoz Research Institute and the Janssen Research Institute in both clinical research and medical development. He attended Brown University for an AB, MS, followed by Yale University for an M Phil, MD, PhD in Molecular Biophysics and Biochemistry. Dr. Zeldis trained in Internal Medicine at the UCLA Center for the Health Sciences and in Gastroenterology at the Massachusetts General Hospital and Harvard Medical School. He was Assistant Professor of Medicine at the Harvard Medical School, Associate Professor of Medicine at University of California, Davis, Clinical Associate Professor of Medicine at Cornell Medical School and Professor of Clinical Medicine at the Robert Wood Johnson Medical School in New Brunswick, New Jersey. Dr. Zeldis currently serves as chairman of the board of Alliqua Biomedical, Inc. and Trek Therapeutics, PBC in addition to board positions at Bionor Pharma, ASA, PTC Therapeutics, Inc. and Soligenix, Inc. Dr. Zeldis’s extensive knowledge of the biotechnology industry, his extensive role in drug development and clinical studies as well as his directorships in other life science companies qualify him to serve as our director.

Martin J. Driscoll.  Mr. Driscoll was appointed to our board of directors effective as of March 31, 2015. Mr. Driscoll has more than 30 years of experience in the biopharmaceutical industry. Mr. Driscoll joined Spring Bank Pharmaceuticals in 2015 as president, chief executive officer and director. Previously, he served as chief executive officer of Asmacure Ltée, a venture-backed, clinical-stage biopharmaceutical company which he joined in late 2010. Asmacure Ltée was acquired by a privately-held Canadian life sciences company in July 2015. Prior to Asmacure, Mr. Driscoll was the chief executive officer and a director of Javelin Pharmaceuticals, Inc., a publicly-traded developer of acute care pain products, from March 2008 until July 2010 when he engineered the merger of Javelin with Hospira, Inc. Mr. Driscoll also served in various senior management roles at Schering-Plough Corporation, ViroPharma, Inc. and Reliant Pharmaceuticals, Inc. In 2007, Mr. Driscoll co-founded Pear Tree Pharmaceuticals, Inc., a privately-held developer of women’s healthcare products. Mr. Driscoll has been involved with or led the commercialization of several important therapies, the direct negotiation of numerous licensing and M&A transactions, multiple private and public capital fundraising efforts and the successful submission of major product regulatory filings. Mr. Driscoll holds a BSc in communications from the University of Texas at Austin. Mr. Driscoll is a trustee of the Barn for the Poorest of the Poor, a non-profit food pantry based in New Jersey. Mr. Driscoll’s extensive knowledge of our industry and his executive roles and directorships in other life science companies qualify him to serve as our director.

Johan M. (Thijs) Spoor. Mr. Spoor was appointed to our board of directors on April 7, 2012 and also served as Chairman of the Board from December 21, 2012 to October 15, 2014. Mr. Spoor is currently the chief executive officer, president and director of AzurRx BioPharma, Inc., a private biopharmaceutical company.  He was previously at FluoroPharma Medical, Inc., a public biotechnology company, as chief executive officer from September 2010 and also as chairman and chief executive officer from May 2012 to December 2015, and still serves as a director. Previously, Mr. Spoor worked as a management consultant at Oliver Wyman in their healthcare practice. Mr. Spoor was an equity research analyst at J.P. Morgan and Credit Suisse covering the biotechnology and medical device industries.  Prior to his career on Wall Street, Mr. Spoor worked in the pharmaceutical industry, spending 11 years with Amersham / GE Healthcare where he worked in seven countries in a variety of roles culminating in leading GE's oncology diagnostic strategy. Mr. Spoor holds a Pharmacy degree from the University of Toronto as well as an MBA from Columbia University with concentrations in finance and accounting. Mr. Spoor’s background in nuclear pharmacy, finance and accounting and as a healthcare research analyst, as well as his experience at both large and small healthcare companies, provides him with a broad familiarity of the range of issues confronting a developing biotechnology company, which makes him a qualified member of our board of directors.

Oscar Bronsther, M.D., F.A.C.S. Dr. Bronsther was appointed as chief medical officer and chairman of our board of directors on February 27, 2012, effective as of April 7, 2012. Dr. Bronsther was appointed as our chief executive officer on December 21, 2012, at which time he resigned as chairman of the board.  On June 17, 2015, Dr. Bronsther resigned as chief executive officer and chief medical officer and was appointed chairman of our Scientific and Clinical Advisory Board. Dr. Bronsther is a Diplomat, American Board of Surgery, and since November 2008, has served as the chairman, Section of General Surgery, at Inova Fairfax Hospital. Since September 2003, he has also served as Clinical Professor of Surgery at George Washington University in Washington, D.C. From 2005 to 2007, he served as chairman of the board of National Transplant Network. Dr. Bronsther received his B.A. from the University of Rochester in 1973, his M.D. from Downstate Medical Center in 1978, was a Fellow in Kidney Transplantation at Downstate Medical Center, and was a Fellow in Liver Transplantation at the University of Pittsburgh Center. Dr. Bronsther’s editorial positions include Reviewer, Journal of the American College of Surgeons, Transplantation, Transplant Proceedings, Liver Transplantation and Surgery, and the American Journal of Kidney Disease. Dr. Bronsther is the author of 63 peer-reviewed publications, seven books and book chapters, and has participated in over 30 invited lectures. Dr. Bronsther’s broad range of experience in clinical medicine and academia enable him to provide a unique and valuable perspective to our board of directors.

H. Philip Goodeve. Mr. Goodeve was appointed to our board of directors effective as of October 15, 2014.  Mr. Goodeve has over 25 years of experience in the global capital markets and has been a corporate finance consultant since 2009. He has led over 100 change of control transactions, 10 IPOs and 15 turnarounds. Most recently, Mr. Goodeve was chief financial officer of FINCA International Inc., one of the largest microfinance banking groups in the world, with operations in 21 countries. Mr. Goodeve served as chief financial officer of CroMedica International Inc., one of the largest providers in the world of clinical trial management services to biotech and pharmaceutical companies, were he successfully executed a corporate turnaround and sale of the firm. Amongst other prior roles prior, Mr. Goodeve was the global co-head of Financial Services Investment Banking for CIBC Capital Markets. Mr. Goodeve also currently serves as chairman of the board of Integral Securities in Canada, and he has served on numerous other public and private company boards. Mr. Goodeve’s experience in the global capital markets provides a valuable perspective to our board of directors on strategy, competitive industry dynamics and capital markets transactions. Mr. Goodeve earned his Master of Business Administration from Harvard Business School and an Honors Bachelor of Commerce from Queen’s University.  Mr. Goodeve’s experience in the global capital markets provides a valuable perspective to our board of directors on strategy, competitive industry dynamics and capital markets transactions.

Other Key Consultants and Employees

Michael J. Donovan, Ph.D., M.D. Dr. Donovan joined the company as a consultant (acting chief medical officer) as of August 1, 2015. Dr. Donovan is board-certified in anatomic and clinical pathology and pediatric pathology with extensive experience in designing and implementing clinical studies. He has spearheaded the utilization of multiplex tissue and fluid-based assays and coupled mathematic applications to produce clinically relevant diagnostic/predictive/prognostic outcome models for a variety of tumor types and disease states. Dr. Donovan also serves as a Professor of Experimental Pathology and Director of the Biorepository and Pathology core at the Icahn School of Medicine at Mt. Sinai, New York City, New York. In addition to an academic career at Harvard Medical School and Boston Children’s Hospital, Dr. Donovan has over 20 years’ experience in the biotechnology industry, serving in various senior management roles at Millennium Pharmaceuticals and Incyte Pharmaceuticals. He most recently served as chief medical officer of Exosome Diagnostics, Inc. and chief scientific officer for Aureon Biosciences Corporation. Dr. Donovan graduated from Rutgers University with a BS in zoology, a MS in endocrinology and a PhD in cell and developmental biology. He received his MD from the University of Medicine and Dentistry of New Jersey.

Anthony P. Shuber. Mr. Shuber joined the company as a consultant (head of research & development) on March 21, 2016, and is responsible for the guidance and oversight of our diagnostic research & development efforts. Mr. Shuber has over 25 years of both diagnostics and biotech experience, including the development of several commercial diagnostic assays. Most recently, Mr. Shuber was vice president and chief scientific officer for Nabsys Inc., where he developed the clinical strategy for the application of structural variation analysis in oncology. Prior to Nabsys, Mr. Shuber was the chief technology officer at Ignyta, Inc., where he identified a novel platform for CTC enrichment for a liquid biopsy associated companion diagnostic approach. Prior to Ignyta, he was chief technology officer and co-founder of Predictive Biosciences, Inc., where he led the company's overall scientific efforts and applied research team in developing the first non-invasive diagnostic test (CertNDxTM) which combined protein and DNA analysis in a single assay. Mr. Shuber also previously served as co-founder, executive vice president and chief technology officer for Exact Sciences Corp., where he received the Colorectal Cancer Network associated Outstanding Scientific Achievement Award for the development of proprietary sample preparation and analytical technologies for the early detection of colorectal cancer. Prior to Exact Sciences, Mr. Shuber directed and managed the Technology Development group at Genzyme Genetics, where he spearheaded from development to commercial launch multiple DNA-based diagnostic tests offered in the CLIA approved Genzyme Genetics Laboratory.  He holds over 50 granted U.S. patent applications, and has authored over 35 peer-reviewed publications. He earned his undergraduate (B.S. in Biology) and graduate (M.S. in Molecular and Developmental Biology) degrees from Marquette University.

Heiner Dreismann, Ph.D. Dr. Dreismann joined the company as a diagnostic consultant in October 2013. Dr. Dreismann is a seasoned executive with more than 24 years of experience in the health care industry, and is regarded as a pioneer in the early adoption of the polymerase chain reaction (PCR) technique, one of the most ubiquitous technologies in molecular biology and genetics research today. Dr. Dreismann had a successful career at the Roche Group from 1985 to 2006 where he held several senior positions, including president and chief executive officer of Roche Molecular Systems, head of global business development for Roche Diagnostics and Member of Roche's Global Diagnostic Executive Committee. Dr. Dreismann currently serves on the boards of several public and private health care companies. He earned a master of science degree in biology and his doctor of philosophy degree in microbiology/molecular biology (summa cum laude) from Westfaelische Wilhelms University (The University of Münster) in Germany.

Rick Pierce. Mr. Pierce joined the company as vice president of investor relations as of March 1, 2015. Mr. Pierce is the founder of FEP Capital Advisors, LLC, which provides investor relations and corporate development services to biotech, specialty pharmaceuticals and medical device companies. He has been involved in the up-listing of two OTCBB listed companies to the NASDAQ and NYSE stock exchanges. Mr. Pierce has 29 years of experience in specialty pharma, biotech, medical device and diagnostics operations and finance. He has a comprehensive understanding and broad exposure to most aspects of medical device and drug development from preclinical development, chemistry and manufacturing controls, through commercial product launch. Prior to entering industry in 1998, Mr. Pierce spent several years on Wall Street at firms including Merrill Lynch and Lehman Brothers, where he placed over a billion dollars in equity and debt securities. He has extensive capital markets and investment banking experience including, IPOs, secondary offerings, PIPEs, M&A, sales and trading. He has been involved in U.S./cross border pharmaceutical and biotech business development since 1994 and involved in closing a number of strategic transactions. At his last three companies Javelin Pharmaceuticals, Inc., SemBioSys Genetics and GlycoGenesys, Inc., Mr. Pierce helped raise more than $335 million and successfully close a number of transformative business development deals, including the buyout of Javelin Pharmaceuticals by Hospira (now Pfizer).

Scientific and Clinical Advisory Board

Effective as of October 24, 2012, the board of directors formally established a Scientific Advisory Board whose primary responsibilities include advising our management and the board on the long-term direction of our scientific and research goals and a Clinical Advisory Board whose primary responsibilities include advising our management and the Board on the most efficient translation of our scientific and research discoveries to clinical practice. In November 2014, we reconstituted the Scientific and Clinical Advisory Board. We are currently finalizing new Scientific and Clinical Advisory Board consulting contracts, which we anticipate entering into shortly. The Chairman of the Scientific and Clinical Advisory Board is Dr. Oscar Bronsther and members include Gabriel N. Hortobagyi, M.D., FACP, George W. Sledge, Jr., M.D., Bruce Zetter, Ph.D., Frank Gertler, Ph.D., John S. Condeelis, Ph.D., Joseph Sparano, M.D, Thomas Rohan, M.D., Ph.D. and Joan Jones, M.D.

Bruce R. Zetter, Ph.D. Dr. Bruce Zetter serves as chief scientific officer and vice president of research at Boston Children's Hospital and the Charles Nowiszewski Professor of Cancer Biology at Harvard Medical School. Dr. Zetter serves as a consultant and scientific advisor to major biotechnology and pharmaceutical companies. He is highly regarded nationally and internationally as a leader in the research of tumor angiogenesis, progression, cancer diagnosis, and cancer metastasis. He served as head of scientific advisors at ProNAi Therapeutics, Inc. since November 2012. He served as a medical & scientific advisor of Mersana Therapeutics Inc. He co-founded Predictive Biosciences Inc. in 2006. Dr. Zetter served as an expert witness for the United States Senate Cancer Coalition hearings in Washington, DC. He serves as chairman of Scientific Advisory Board of the Scientific Advisory Board of SynDevRx, Inc., and Cerulean Pharma Inc. He served as chairman of Scientific Advisory Board of Tempo Pharmaceuticals Inc. and Predictive Biosciences, Inc. He serves as member of Scientific Advisory Board at Blend Therapeutics, Inc. He serves as member of Scientific & Medical Advisory Board at ProNAi Therapeutics, Inc. Dr. Zetter serves as a member of the board of directors and member of Advisory Board of Attenuon, LLC. Dr. Zetter serves on the Advisory Boards of Angstrom Pharmaceuticals and GMP Companies. He also serves on several grant review boards for public agencies such as the American Heart Association and American Cancer Society, and serves on the editorial board of 11 peer-reviewed journals. Dr. Zetter served as member of Scientific Advisory Board of Tempo Pharmaceuticals Inc., Synta Pharmaceuticals Corp., and BioTrove, Inc. His research interests focus on tumor metastasis and on identifying diagnostic and prognostic markers that can guide treatment decisions. He has chaired the grant review board on breast and prostate cancer for the National Institutes of Health. Dr. Zetter is a pioneer in understanding how cell movement affects tumor metastasis and is recognized for his key discovery of the inhibitory effects of alpha interferon to endothelial cell locomotion. His work led to the use of interferon alpha to treat hemangiomas. Dr. Zetter serves as a professor in the Department of Surgery at Harvard Medical School since 1978. Dr. Zetter has won numerous national and international awards for his work in the field of cancer research including a Faculty Research Award from the American Cancer Society and the prestigious MERIT award from the US National Cancer Institute. He has also received three teaching awards from the students at Harvard Medical School for excellence as a teacher and as a course director. He has authored more than 100 articles and has more than 20 patents to his credit. Dr. Zetter received a B.A. degree in Anthropology from Brandeis University. Dr. Zetter earned his Ph.D. from University of Rhode Island and he completed postdoctoral fellowships at Massachusetts Institute of Technology (MIT) and the Salk Institute in San Diego.

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

John S. Condeelis, Ph.D.   Dr. John Condeelis is The Judith and Burton P. Resnick Chair in Translational Research, Professor and Co-Chairman of the Department of Anatomy and Structural Biology at AECOM. He is the director of the Cancer Center program “Tumor Microenvironment and Metastasis” and co-Director of the Gruss Lipper Biophotonics Center of AECOM. His current research interests are in tumor cell motility, chemotaxis, invasion and intravasation during metastasis.  He has combined multiphoton imaging with expression analysis to derive gene expression signatures. This Human Breast Cancer Invasion Signature defines the pathways used by tumor cells in mammary tumors to move and invade blood vessels. The tumor cells are followed using multiphoton imaging for these studies using novel caged-enzymes and biosensors to test, in vivo, the predictions of the invasion signature regarding the mechanisms of tumor cell chemotaxis to EGF. Dr. Condeelis has authored more than 250 scientific papers on various aspects of cell and cancer biology, prognostic marker development and optical imaging.

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

Joan Jones, M.D.  Dr. Joan Jones is Professor, Department of Pathology, Department of Anatomy & Structural Biology, Department of Epidemiology & Population Health at AECOM and is an attending Pathologist at New York Presbyterian Hospital. Dr. Jones is a former Professor of Clinical Pathology and Laboratory Medicine at Weill Cornell Medical College.  Dr. Jones is an anatomic pathologist with clinical experience in breast pathology and an interest in the contribution of cell migration and the microvasculature to metastatic progression. Dr. Jones’ work with the metastasis group at AECOM began in 1991 when parallels were first being drawn between events in amoeboid chemotaxis and the behavior of metastatic tumor cells. Her role has been to provide the histologic and human disease context for observations both in culture systems and animal models. Dr. Jones was one of the originators, along with Dr. Condeelis, on the use of intra-vital imaging (IVI) of live mammary tumors to identify vascular landmarks around which tumor cells migrate and intravasate. Dr. Jones’ application of these IVI observations to human breast cancer samples led to confirmation of the concept of Tumor MicroEnvironment of Metastasis (TMEM) in humans, a microanatomic landmark consisting of a tumor cell, an endothelial cell, and a macrophage, initially observed in vivo in animals. She developed both the methodology and the approach to quantitation of this landmark in human samples. Dr. Jones continues to work on the application of Mena-related biomarkers and TMEM to the prediction of metastatic risk in breast cancer.

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

Corporate Governance

Board Leadership Structure

Our board of directors (the “Board”) has a chairman, currently Mr. Berman, who has authority, among other things, to call and preside over board meetings, to set meeting agendas and to determine materials to be distributed to the board of directors. Accordingly, the chairman has substantial ability to shape the work of the board of directors. Dr. Zeldis serves as the vice chairman of the Board.

The positions of chief executive officer and chairman of our Board are held by different persons. The chairman of our Board, Mr. Berman, chairs director and stockholder meetings and participates in preparing their agendas. Mr. Hamilton serves as a focal point for communication between management and the Board between board meetings, although there is no restriction on communication between directors and management. Mr. Hamilton serves as our chief executive officer as well as a member of our Board. We believe that these arrangements afford the other members of our Board sufficient resources to supervise management effectively, without being overly engaged in day-to-day operations.

Mr. Berman serves as lead independent director for our Board, but we believe that our current leadership structure is appropriate, as the majority of our Board is composed of independent directors and each committee of our Board is chaired by an independent director. The Board considers all of its members equally responsible and accountable for oversight and guidance of its activities.

Board Committees

Effective as of October 24, 2012, the Board established an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee.  Richard Berman, H. Philip Goodeve, and Johan M. (Thijs) Spoor, each an independent director, serve on each committee. Mr. Spoor serves as the Chairman of the Audit Committee and Mr. Berman serves as Chairman of the Nominating and Corporate Governance Committee and the Compensation Committee.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended February 29, 2016, all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner, except that Mr. Schneiderman failed to timely file a Form 4 with respect to the issuance of certain options granted effective February 3, 2016.

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

Limitation of Liability and Indemnification of Officers and Directors

We are a Nevada corporation and generally governed by the Nevada Private Corporations Code, Title 78 of the Nevada Revised Statutes, or NRS. Our officers and directors are indemnified as provided by NRS and our bylaws.

Section 78.138 of the NRS provides that, unless the corporation’s articles of incorporation provide otherwise, a director or officer will not be individually liable unless it is proven that (i) the director’s or officer’s acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud, or a knowing violation of the law. Our articles of incorporation provide the personal liability of our directors is eliminated to the fullest extent permitted under the NRS.

Section 78.7502 of the NRS permits a company to indemnify its directors and officers against expenses, judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with a threatened, pending, or completed action, suit, or proceeding, if the officer or director (i) is not liable pursuant to NRS 78.138, or (ii) acted in good faith and in a manner the officer or director reasonably believed to be in or not opposed to the best interests of the corporation and, if a criminal action or proceeding, had no reasonable cause to believe the conduct of the officer or director was unlawful. Section 78.7502 of the NRS requires a corporation to indemnify a director or officer that has been successful on the merits or otherwise in defense of any action or suit.  Section 78.7502 of the NRS precludes indemnification by the corporation if the officer or director has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court determines that in view of all the circumstances, the person is fairly and reasonably entitled to indemnity for such expenses and requires a corporation to indemnify its officers and directors if they have been successful on the merits or otherwise in defense of any claim, issue, or matter resulting from their service as a director or officer.

Section 78.751 of the NRS permits a Nevada company to indemnify its officers and directors against expenses incurred by them in defending a civil or criminal action, suit, or proceeding as they are incurred and in advance of final disposition thereof, upon determination by the stockholders, the disinterested board members, or by independent legal counsel. If so provided in the corporation’s articles of incorporation, bylaws, or other agreement, Section 78.751 of the NRS requires a corporation to advance expenses as incurred upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the company. Section 78.751 of the NRS further permits the company to grant its directors and officers additional rights of indemnification under its articles of incorporation, bylaws, or other agreement.

Section 78.752 of the NRS provides that a Nevada company may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee, or agent of the company, or is or was serving at the request of the company as a director, officer, employee, or agent of another company, partnership, joint venture, trust, or other enterprise, for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee, or agent, or arising out of his status as such, whether or not the company has the authority to indemnify him against such liability and expenses.

Our bylaws implement the indemnification provisions permitted by Chapter 78 of the NRS by providing that we shall indemnify our directors and officers to the fullest extent permitted by the NRS against expense, liability, and loss reasonably incurred or suffered by them in connection with their service as an officer or director.  Our bylaws provide shall advance costs and expenses incurred with respect to any proceeding to which a person is made a party as a result of being a director or officer in advance of final disposition of such proceeding upon receipt of an undertaking by or on behalf of the director or officer to repay such amount if it is ultimately determined that such person is not entitled to indemnification. We may purchase and maintain liability insurance, or make other arrangements for such obligations or otherwise, to the extent permitted by the NRS.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee, or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us to our chief executive officer and chief financial officer. For each of our last two completed fiscal years, no other officer’s compensation exceeded $100,000 in each year.

Name and Principal Position	Fiscal Year Ended February 29/28	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Douglas A. Hamilton, President and CEO (2)	2016	287,213	-	-	221,100	-	508,313
	2015	147,863	-	31,076	-	-	178,939

Daniel H. Schneiderman, VP, Finance (3)	2016	165,000	5,000	-	53,650	-	223,650
	2015	133,333	8,333	15,400	184,001	-	341,067

Oscar L. Bronsther, Former CEO and CMO (4)	2016	174,207	-	-	85,867	2,000	262,074
	2015	175,000	-	-	-	6,000	181,000

Mark Gustavson, Former VP, Diagnostics (5)	2016	150,000	6,000	-	53,650	-	209,650
	2015	87,500	3,000	-	184,001	-	274,501

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)
Mr. Hamilton was appointed President and Chief Executive Officer effective June 17, 2015. From August 1, 2014 through June 16, 2015, Mr. Hamilton served as a consultant to the Company through New Biology Ventures, LLC. Salary for the fiscal year ended February 28, 2015 includes $135,863 in consulting fees paid and $12,000 of accrued stock-based compensation to New Biology Ventures paid in in Series B Preferred Stock on March 27, 2016. Salary for the fiscal year ended February 29, 2016 includes $103,046 of consulting fees paid to New Biology Ventures, $119,167 of salary and $65,000 of accrued and unpaid salary and excludes $15,200 of accrued stock-based compensation to New Biology Ventures, of which, Mr. Hamilton has agreed to cancel without replacement and will not be issued any shares in connection with such stock-based compensation.

(3)
Includes 20,000 stock options issued Mr. Schneiderman pursuant to the 2012 Incentive Plan on February 3, 2016. 5,000 stock options vested immediately and 15,000 stock options vest upon the Company achieving a certain milestone.

(4)
Dr. Bronsther resigned as Chief Executive Officer and Chief Medical Officer effective June 17, 2015 and entered into a consulting agreement with the Company effective June 17, 2015. Salary for the fiscal year ended February 29, 2016 includes $64,039 of paid consulting fees and $57,780 of accrued and unpaid consulting fees. Salary for the fiscal year ended February 28, 2015 includes $25,000 of accrued salary paid in Series B Preferred Stock on December 31, 2014.

(5)
Mr. Gustavson resigned as Vice President, Diagnostics effective March 11, 2016. Includes 20,000 stock options issued Mr. Gustavson pursuant to the 2012 Incentive Plan on February 3, 2016. 5,000 stock options vested immediately and 15,000 stock options vest upon the Company achieving a certain milestone.

Employment Agreements with Executive Officers

Employment Agreement with Douglas A. Hamilton

Effective as of June 17, 2015, we entered into an employment agreement with Douglas A. Hamilton to serve as our president and chief executive officer for a term of two years. The employment agreement with Mr. Hamilton provides for a base salary of $260,000 and an annual milestone bonus, at the sole discretion of the board of directors and the compensation committee, equal to 150% of Mr. Hamilton’s compensation thereunder, based on his attainment of certain financial, clinical development, and/or business milestones to be established annually by the Company’s board of directors or compensation committee.  The employment agreement is terminable by either party at any time. In the event of termination by the Company without cause or by Mr. Hamilton for good reason not in connection with a change of control, as those terms are defined in the agreement, he is entitled to six months’ severance. In the event of termination by the Company without cause or by Mr. Hamilton for good reason in connection with a change of control, as those terms are defined in the agreement, he is entitled to twelve months’ severance.

Mr. Hamilton was also granted ten-year options to be governed by the terms of the 2012 Incentive Plan to purchase 60,000 shares of common stock at an exercise price equal to the greater of $8.25 per share and the closing price of the common stock on the date of issuance, being the fair market value on such date, which 10,000 options vest immediately, and 50,000 vest upon achieving various milestones as set forth in the employment agreement.  Those milestones include (i) up-listing of the common stock to a national securities exchange, (ii) certification of the CLIA laboratory, (iii) achieving a market capitalization of $100 million, (iv) first commercial product sales, and (v) achieving a sales threshold of $25 million over 12 consecutive months. The employment agreement contains standard confidential and proprietary information, and one-year non-competition and non-solicitation provisions.

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

Consulting Agreements with Key Consultants

Consulting Agreement with Michael J. Donovan, Ph.D., M.D.

Effective as of August 1, 2015, the Company and Dr. Donovan entered into a consulting agreement whereby Dr. Donovan will serve as the Company’s acting Chief Medical Officer. Dr. Donovan was paid a $12,500 retainer upon signing and will be paid at a rate of $400 per hour up to a maximum of $2,500 per day. The term of the agreement is one year and may be terminated by either party with thirty days’ notice.

Consulting Agreement with Anthony P. Shuber

Effective as of March 21, 2016, the Company and Anthony Shuber entered into a consulting agreement whereby Mr. Shuber will serve as the Company’s head of diagnostic research and development and shall be responsible for the operational management and oversight of the Company’s diagnostic research and development efforts, previously headed by Mark Gustavson. Mr. Shuber will be paid $10,000 per month for his services, which may be terminated by either party with thirty days’ notice.

Consulting Agreement with Heiner Dreismann

Effective October 25, 2013, the Company and Dr. Dreismann entered into a consulting agreement whereby Dr. Dreismann will serve as the Company’s head of diagnostics with respect to commercialization and business development efforts. Dr. Dreismann will be paid a fee of $375 per hour for a minimum of 160 hours for an aggregate amount of $60,000 per year. The term of the agreement was twelve months and can be extended for 12 month periods unless terminated by either party at the end of the following calendar quarter. In connection with the consulting agreement, Dr. Dreismann was issued an aggregate of 36,667 stock options, of which 6,667 vested immediately and the remaining 30,000 have performance based vesting milestones.

Consulting Agreement with Rick Pierce

Effective March 1, 2015, the Company and Mr. Pierce, through an affiliated limited liability company, entered into a consulting agreement whereby Mr. Pierce will perform internal investor relations activities for a minimum of ten days per month. Mr. Pierce will be paid a fee of $6,500 per month of service. The term of the agreement was twelve months and is automatically extended for 12 month periods unless terminated by either party in writing. Additionally, either party may terminate the consulting agreement with 30 days’ written notice.  In connection with the consulting agreement, Mr. Pierce was issued an aggregate of 6,667 stock options, which vest based on achieving certain market based and milestone based conditions.

Consulting Agreement with Oscar L. Bronsther, M.D.

In connection with Dr. Bronsther’s resignation as Chief Executive Officer and Chief Medical Officer, the Company entered into a standard separation and release agreement with Dr. Bronsther. The separation and release agreement released the Company and its affiliates from any and all claims which Dr. Bronsther ever had or now has arising out of or related to his employment. In recognition of his contribution to the Company over the last 3 years, Dr. Bronsther was granted ten-year options, governed by the terms of the Plan, to purchase 26,667 stock options at an exercise price of $8.25 per share, which options vest immediately. Dr. Bronsther shall have the right to exercise any of such options for a period of 180 days following the expiration or termination of the consulting agreement. The separation and release agreement contains standard property ownership, confidentiality, and 6-month non-competition and non-solicitation provisions following the expiration or termination of the consulting agreement.

The Company also entered into a consulting agreement with Dr. Bronsther to serve as the Chairman of the Company’s Scientific and Clinical Advisory Board. The agreement has a term of 12 months and may be terminated by either party upon 30 days’ prior written notice. In the event of any termination by the Company for any reason, Dr. Bronsther shall be entitled to all compensation under the agreement as if he remained a consultant for the remainder of the agreement term. The agreement provides that the Company pay Dr. Bronsther $14,444 per month in cash (payable over 18 months) along with reimbursement of all reasonable and necessary expenses. In addition, Dr. Bronsther was granted ten-year options, governed by the terms of the Plan, to purchase 10,000 stock options at an exercise price per share of $8.25, which options vest upon achieving the milestones set forth in the consulting agreement. Those milestones include securing tumor cohort(s) for the purposes of conducting analytical and clinical validation studies, closing $1 million of new retail investors introduced by Dr. Bronsther and recruitment of key opinion leaders to become members of the Scientific and Clinical Advisory Board. Dr. Bronsther shall have the right to exercise any of such options for a period of 180 days following the expiration or termination of the consulting agreement.

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended February 29, 2016.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Richard C. Berman	$37,500	(2)	-	97,072	-	-	-	$100,572
Martin J. Driscoll	$-		-	97,072	-	-	-	$97,072
Johan M. (Thijs) Spoor,	$-		-	97,072	-	-	-	$97,072
H. Philip Goodeve	$-		-	97,072	-	-	-	$97,072

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Each non-executive director was issued an aggregate of 20,000 stock options

(2)	$37,500 accrued and unpaid compensation as of February 29, 2016.

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

Outstanding Equity Awards at February 29, 2016

The following table summarizes the number of securities underlying outstanding 2012 Incentive Plan awards for each named executive officer as of February 29, 2016.

	Option Awards					Stock Awards
	Equity Incentive Plan Awards:					Equity Incentive Plan Awards:
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($) (1)	Number of unearned shares that have not vested (#)	Market or payout value of unearned shares that have not vested ($) (1)
Douglas A. Hamilton (2)	60,000	-	-	$8.25	6/17/2025	20,000	$36,000	-	-

Daniel H. Schneiderman	20,000	-	-	$3.55	2/3/2026	15,000	$27,000	-	-
	3,334	-	-	$48.75	4/5/2023	-	$-	-	-
	3,667	-	-	$10.20	1/6/2022	1,334	$2,401	-	-

Mark Gustavson (3)	20,000	-	-	$3.55	2/3/2026	15,000	$27,000	-	-

(1)	Market value based on closing price of common stock at February 29, 2016.
(2)	Mr. Hamilton was appointed as our president and chief executive officer on June 17, 2015.
(3)	Mr. Gustavson resigned as our vice president of diagnostics effective March 11, 2016.

The following table summarizes the number of securities underlying awards that fall outside of the 2012 Incentive Plan for each named executive officer as of February 29, 2016.

	Option Awards					Stock Awards
	Equity Incentive Plan Awards:					Equity Incentive Plan Awards:
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($) (1)	Number of unearned shares that have not vested (#)	Market or payout value of unearned shares that have not vested ($) (1)
Daniel H. Schneiderman	-	20,000	-	$16.50	10/14/2024	15,555	28,000	-	-

Mark Gustavson (2)	-	20,000	-	$16.50	10/14/2024	15,555	28,000	-	-

(1)	Market value based on closing price of common stock at February 29, 2016.
(2)	Mr. Gustavson resigned as our Vice President of Diagnostics effective March 11, 2016.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 24, 2016 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. All Series B Preferred Stock ownership included below includes all PIK dividends issued through March 31, 2016.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the address of each stockholder listed below is 27 Drydock Ave. 2nd Floor, Boston, MA 02210.

We had 1,876,201 shares of our common stock outstanding as of May 24, 2016.

Names and Addresses of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Douglas A. Hamilton, President and Chief Executive Officer (3)	60,660	3.1%
Daniel H. Schneiderman, Vice President of Finance and Secretary (4)	73,636	3.8%
Richard Berman, Chairman of the Board of Directors (5)	35,441	1.9%
Jerome B. Zeldis, M.D., Ph.D., Vice Chairman of the Board of Directors (6)	100,000	5.1%
Martin J. Driscoll, Director (7)	32,380	1.7%
Johan M. (Thijs) Spoor, Director (8)	48,839	2.6%
Oscar L. Bronsther, M.D., F.A.C.S, Director (9)	92,221	4.8%
H. Philip Goodeve, Director (10)	20,000	1.1%
MKM Opportunity Master Fund, Ltd. (11)	187,053	9.9%
Matthew Balk (12)	132,068	6.9%
All Directors and Officers as a Group (8 Persons)	463,177	18.5%
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

(2)	Based on 1,876,201 shares of our common stock outstanding as of May 24, 2016.
(3)
Consists of (i) 5,771 shares of common stock, (ii) 2,889 shares of common stock underlying the Series B Preferred Stock, (iii) 2,000 shares of common stock underlying warrants, and (iv) 10,000 shares of common stock underlying vested options. Also includes 50,000 shares of common stock underlying options issued on June 18, 2015, subject to certain milestone and market-based vesting.

(4)
Consists of (i) 23,834 shares of common stock, (ii) 1,334 restricted shares of common stock issued pursuant to the 2012 Incentive Plan that vest and become transferable upon the listing of the common stock on a national securities exchange, (iii) 1,467 shares of common stock underlying warrants, and (iv) 16,446 shares of common stock underlying vested options.  Also includes 30,555 shares of common stock underlying options subject to certain milestone vesting.

(5)
Consists of (i) 4,329 shares of common stock, (ii) 6,566 shares of common stock underlying the Series B Preferred Stock, and (iii) 4,546 shares of common stock underlying the warrants. Also includes 20,000 stock options issued on May 18, 2015 with annual milestone vesting.

(6)	Includes 100,000 stock options to be issued to Dr. Zeldis, of which, 50,000 stock options are subject to annual milestone vesting and 50,000 stock options are subject to performance milestone vesting.
(7)
Consists of (i) 1,274 shares of common stock, (ii) 6,560 shares of common stock underlying shares of Series B Preferred Stock, and (iii) 4,546 shares of common stock underlying warrants. Also includes 20,000 stock options issued on May 18, 2015 with annual milestone vesting.

(8)
Consists of (i) 24,642 shares of common stock, (ii) 2,208 shares of common stock underlying the Series B Preferred Stock, and (iii) 1,989 shares of common stock underlying warrants. Also includes 20,000 stock options issued on May 18, 2015 with annual milestone vesting.

(9)
Consists of (i) 44,334 shares of common stock underlying vested options held by Dr. Oscar L. Bronsther, (ii) 26,445 shares of common stock held by Marsha G. Bronsther Trustee of the Marsha G. Bronsther Rev. Trust UAD 2/21/14, Dr. Bronsther’s wife, (iii) 2,667 shares of common stock held by The Marsha G. Bronsther Family GRAT NO. 1, (iv) 2,667 shares of common stock held by The Marsha G. Bronsther GRAT NO. 1, (v) 489 shares of common stock underlying warrants held by Marsha Bronsther, (vi) 2,273 shares of common stock underlying warrants held by Dr. Oscar L. Bronsther, (vii) 3,346 shares of common stock underlying the Series B Preferred Stock held by Dr. Oscar L. Bronsther. Also includes 10,000 shares of common stock underlying options held by Dr. Oscar L. Bronsther issued on June 18, 2015 subject to certain milestone.

Marsha G Bronsther is the wife of Dr. Oscar L. Bronsther, our Chief Executive Officer. Marsha has voting and investment control over securities held by (i) Marsha G. Bronsther Trustee of the Marsha G. Bronsther Rev. Trust UAD 2/21/14, (ii) The Marsha G. Bronsther Family GRAT NO. 1, and (iii) The Marsha G. Bronsther GRAT NO. 1.

(10)	Includes 20,000 stock options issued on May 18, 2015 with annual milestone vesting.
(11)
Consists of (i) 144,252 shares of common stock; and (ii) 42,801 shares underlying warrants owned by MKM Opportunity Master Fund, Ltd (“MKM Opportunity”). Based on 9.9% ownership blockers in the warrants and Series A Preferred Stock held by MKM Opportunity, does not include (i) 58,285 shares issuable upon the conversion of the Series A Preferred Stock. Also, does not include (i) 9,884 shares of common stock held by David and Margaret Skriloff Irrev. Des. Trust FBO Olivia Skriloff; and (ii) 9,884 shares of common stock held by David and Margaret Skriloff Irrev. Des. Trust FBO Samuel Skriloff. David Skriloff does not exercise voting and investment control over securities held by David and Margaret Skriloff Irrev. Des. Trust FBO Olivia Skriloff and David and Margaret Skriloff Irrev. Des. Trust FBO Samuel Skriloff.

MKM Capital Advisors, LLC (“MKM Capital”) serves as investment manager to MKM Opportunity, and, as such, may be deemed to hold an indirect beneficial interest in the shares of common stock that are directly beneficially owned by MKM Opportunity. David Skriloff is the managing member of MKM Capital and the portfolio manager of MKM Opportunity, and, as such, may be deemed to hold an indirect beneficial interest in the shares of common stock that are directly beneficially owned by MKM Opportunity. Based on ownership provided to the Company from the beneficial owner.

(12)	Consists Consists of (i) 104,867 shares of common stock, (ii) 9,534 shares of common stock underlying vested options, and (iii) 17,667 shares of common stock underlying warrants.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Pursuant to the terms of the ASET License Agreement, as of December 31, 2015, the license granted thereunder was terminated by its terms as a result of ASET’s failure to invest $1 million in new equity in MetaStat. However, we are currently in discussions with ASET regarding the relationship, if any, moving forward, and the resolution of certain issues arising under the ASET License Agreement and the MOU.

Director Independence

Five of our directors, Richard Berman, Jerome B. Zeldis, M.D., Ph.D., Martin Driscoll, Johan M. (Thijs) Spoor, and H. Philip Goodeve, have been determined to be independent as defined by NASDAQ Listing Rule 5605(a)(2) of The NASDAQ Stock Market, LLC and Section 10A(m)(3) of the Exchange Act. No transactions, relationships or arrangements were considered by the board of directors in determining that these directors were independent. All of the members of our audit committee, compensation committee and nominating and corporate governance committee are independent.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Public Accounting Fees

The following charts sets forth public accounting fees in connection with services rendered by EisnerAmper LLP during the two years ended February 29, 2016.

	Fiscal Year Ended February 29, 2016	Fiscal Year Ended February 28 , 2015
Audit Fees	$155,987	$98,979
Audit-Related Fees	$-	$-
Tax Fees	$8,000	$7,929
All Other Fees	$-	$-
Total	$163,987	$106,908

Audit fees were for professional services rendered by EisnerAmper LLP for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q for the two years ended February 29, 2016. Audit fees for the year end February 29, 2016 also includes professional services rendered with the filing of our registration statements.

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

3.4	Amended and Restated By-laws (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on November 23, 2015).

4.1	Form of Investor Warrant dated February 27, 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012).

4.2	Form of Warrant issued to certain affiliates dated February 27, 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012).

4.3	Form of Investor Warrant dated May 1, 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 7, 2012).

4.4	Form of May 2014 Convertible Promissory Note (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on June 13, 2014).

4.5	Form of Warrant issued to Holders of May 2014 Convertible Promissory Notes (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on June 13, 2014).

4.6	Form of Investor Warrant dated June 30, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 2, 2014).

4.7	Form of Series A Warrant dated December 31, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 7, 2015).

4.8	Form of Series B Warrant dated December 31, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 7, 2015).

4.9	Form of Amended and Restated Series A Warrant dated March 27, 2015 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 2, 2015).

4.10	Form of August 2015 Promissory Note (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 5, 2015).

4.11	Form of Amendment No. 1 to August 2015 Promissory Note (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 19, 2016).

4.12	Form of August 2015 Warrant (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 5, 2015).

4.13	Form of OID Promissory Note (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 19, 2016).

4.14	Form of OID Warrant (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 19, 2016).

4.15*	Form of Warrant dated May 26, 2016.

10.1	Form of Securities Purchase Agreement dated February 27, 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 25, 2012).

10.2	Form of Registration Rights Agreement dated February 27, 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012).

10.3 †	License Agreement with AECOM, MIT, Cornell and IFO-Regina dated August 26, 2010 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 13, 2012).

10.4	Second Amended and Restated 2012 Omnibus Securities and Incentive Plan (Incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed with the Commission on May 29, 2015).

10.5	Form of Consultant Non-Qualified Stock Option Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012).

10.6	Form of Employee Non-Qualified Stock Option Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012).

10.7	Form of Securities Purchase Agreement dated May 1, 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 7, 2012).

10.8	Form of Registration Rights Agreement dated May 1, 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 7, 2012).

10.9	Sponsored Research Agreement with AECOM and Cornell University, dated April 2011 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 25, 2012).

10.10 †	“Second” License Agreement with AECOM effective March 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 13, 2012).

10.11 †	“Third” License Agreement with AECOM effective March 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 13, 2012).

10.12	Consulting Agreement of Oscar L. Bronsther dated June 17, 2015 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 18, 2015).

10.13	Separation and Release Agreement of Oscar L. Bronsther dated June 17, 2015 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 18, 2015).

10.14	Employment Agreement of Daniel Schneiderman dated May 24, 2013 (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on June 13, 2014).

10.15	Form of May 2014 Convertible Note and Warrant Purchase Agreement (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on June 13, 2014).

10.16 †
Diagnostic License Agreement with the Massachusetts Institute of Technology and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology, AECOM, and Montefiore Medical Center as of December 7, 2013 (Incorporated by reference to our Current Report on Form 8-K, as amended, initially filed with the Commission on December 12, 2013).

10.17 †
Therapeutic License Agreement with the Massachusetts Institute of Technology and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology, AECOM, and Montefiore Medical Center as of December 7, 2013 (Incorporated by reference to our Current Report on Form 8-K, as amended, initially filed with the Commission on December 12, 2013).

10.18	Form of Securities Purchase Agreement dated June 30, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 2, 2014).

10.19	Form of Registration Rights Agreement dated June 30, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 2, 2014).

10.20	Antibody License Agreement with MIT dated June 2, 2014 (Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 15, 2014).

10.21	Memorandum of Understanding dated July 14, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 17, 2014).

10.22	Amendment No. 1 to Memorandum of Understanding dated October 12, 2014 (Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 15, 2014).

10.23	Employment Agreement with Douglas Hamilton dated June 17, 2015 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 18, 2015).

10.24	Form of Securities Purchase Agreement dated October 10, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 14, 2014).

10.25	Form of Registration Rights Agreement dated October 10, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 14, 2014).

10.26	Form of Securities Purchase Agreement dated October 24, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 30, 2014).

10.27	Form of Registration Rights Agreement dated December 31, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 7, 2014).

10.28	Form of Registration Rights Agreement dated December 31, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 7, 2014).

10.29	Form of Amended and Restated Securities Purchase Agreement dated March 27, 2015 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 2, 2015).

10.30	Form of Amended and Restated Registration Rights Agreement dated March 27, 2015 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 2, 2015).

10.31†
License, Development and Commercialization Agreement by and between MetaStat, Inc., MetaStat BioMedical, Inc., and ASET Therapeutics LLC, dated November 25, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 13, 2015).

10.32	Form of Note Purchase Agreement dated June 30, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 5, 2015).

10.33	Form of OID Note Purchase Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 19, 2016).

10.34*	Form of Subscription Agreement dated May 26, 2016.

10.35*	Form of Registration Rights Agreement dated May 26, 2016.

21.1	Subsidiaries of the Registrant (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on May 28, 2013).

31*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS**	XBRL Instance Document.

101. SCH**	XBRL Taxonomy Extension Schema.

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101. DEF**	XBRL Taxonomy Extension Definition Linkbase.

101. LAB**	XBRL Taxonomy Extension Label Linkbase.

101. PRE**	XBRL Taxonomy Extension Presentation Linkbase.
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

METASTAT, INC.

May 27, 2016	By:	/s/ Douglas A. Hamilton
Douglas A. Hamilton, President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Richard Berman	Chairman of the Board of Directors	May 27, 2016
Richard Berman

/s/ Jerome B. Zeldis	Vice Chairman of the Board of Directors	May 27, 2016
Jerome B. Zeldis, M.D., Ph.D.

/s/ Oscar Bronsther	Director	May 27, 2016
Oscar L. Bronsther M.D., F.A.C.S

/s/ Johan M. "Thijs" Spoor	Director	May 27, 2016
Johan M. "Thijs" Spoor

/s/ H. Philip Goodeve	Director	May 27, 2016
H. Philip Goodeve

/s/ Martin Driscoll	Director	May 27, 2016
Martin Driscoll

METASTAT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MetaStat, Inc.

We have audited the accompanying consolidated balance sheets of MetaStat, Inc. and its subsidiary (the "Company") as of February 29, 2016 and February 28, 2015, and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for each of the years in the two-year period ended February 29, 2016.  The financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MetaStat, Inc. and its subsidiary as of February 29, 2016 and February 28, 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended February 29, 2016, in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, as of February 29, 2016, the Company has a total shareholders’ deficit of $1,769,797, an accumulated deficit of $23,377,328, has not generated revenues or positive cash flows from operations and has a negative working capital of $2,075,988 as of February 29, 2016.  The aforementioned conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

/s/ EisnerAmper LLP

New York, New York
May 26, 2016

METASTAT INC.
Consolidated Balance Sheets
as of February 29, 2016 and February 28, 2015
	February 29, 2016	February 28, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$363,783	$257,820
Note receivable	125,000	-
Prepaid expenses	33,121	38,748
Total Current Assets	521,904	296,568

Equipment
(net of accumulated depreciation of $169,396
and $96,089, respectively)	497,052	526,606
Refundable deposits	43,600	278,952

TOTAL ASSETS	$1,062,556	$1,102,126

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	$746,144	$293,152
Accrued expense	214,311	4,565
Current portion of capital lease	-	99,965
Notes payable (net of debt discount of $743,282)	1,533,120	-
Accrued interest payable	56,000	2,352
Accrued dividends on Series B Preferred Stock	48,317	16,767
Total Current Liabilities	2,597,892	416,800

Capital lease	-	169,676
Warrant liability	234,461	273,000
Total Liabilities	2,832,353	859,476

STOCKHOLDERS' (DEFICIT) EQUITY

Series A convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 874,257 and 874,257 issued and outstanding, respectively)	87	87
Series B convertible preferred stock ($0.0001 par value; 1,000 shares authorized; 659 and 229 shares issued and outstanding, respectively)	-	-
Common Stock, ($0.0001 par value; 150,000,000 shares authorized; 1,851,201 and 1,831,483 shares issued and outstanding, respectively)	185	183
Additional paid-in-capital	21,607,259	18,965,529
Accumulated deficit	(23,377,328)	(18,723,149)
Total stockholders' (deficit) equity	(1,769,797)	242,650

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,062,556	$1,102,126

The accompanying notes are an integral part of the consolidated financial statements

METASTAT INC.
Consolidated Statements of Operations
For the Years ended February 29, 2016 and February 28, 2015
	Year ended
	February 29, 2016	February 28, 2015

Revenue	$-	$-
Total Revenue	-	-

Operating Expenses
General & administrative	3,418,235	3,524,901
Research & development	1,360,739	1,266,158
Total Operating Expenses	4,778,974	4,791,059

Other Expenses (income)
Interest expense	317,238	634,338
Deferred financing costs amortization	-	60,523
Other income, net	(141,549)	(2,253)
Realized loss on marketable securities, including brokerage fees and commissions	-	68,748
Change in fair value of warrant liability	(349,596)	118,300
Change in fair value of put embedded in notes payable	10,015	-
Beneficial conversion feature	-	2,324,759
Settlement expense	39,097	-
Total Other Expenses (Income)	(124,795)	3,204,415

Net Loss	$(4,654,179)	$(7,995,474)

Loss attributable to common shareholders and loss per common share:

Net loss	(4,654,179)	(7,995,474)

Deemed dividend on Series B Preferred Stock issuance	(1,067,491)	(225,296)
Accrued dividend on Series B Preferred Stock	(267,058)	(16,767)

Loss attributable to common shareholders	$(5,988,728)	$(8,237,537)

Net loss per share, basic and diluted	$(3.30)	$(4.96)

Weighted average of shares outstanding, basic and diluted	1,816,060	1,661,933

The accompanying notes are an integral part of the consolidated financial statements

METASTAT INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended February 29, 2016 and February 28, 2015

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at February 28, 2014	-	$-	-	$-	1,438,344	$144	$8,646,773	$(10,727,675)	$(2,080,758)

Common stock issued for services	-	-	-	-	66,324	7	886,200	-	886,207
Common stock and warrant units issued for cash	-	-	-	-	45,455	4	711,049	-	711,053
Common stock and series A preferred stock issued for equity	500,000	50	-	-	33,334	3	999,947	-	1,000,000
Series A preferred stock issued for equity	374,257	37	-	-	-	-	256,596	-	256,633
Series B preferred units issued for cash, conversion of accounts payable and conversion of short-term notes	-	-	229	-	-	-	931,291	-	931,291
Beneficial conversion feature of Series A Preferred Stock	-	-	-	-	-	-	225,296	-	225,296
Deemed dividend to Series A Preferred Stock	-	-	-	-	-	-	(225,296)	-	(225,296)
Accrued dividends on Series B Preferred Stock	-	-	-	-	-	-	(16,767)	-	(16,767)
Stock option expense	-	-	-	-	-	-	447,664	-	447,664
Warrants issued with convertible notes	-	-	-	-	-	-	127,289	-	127,289
Warrants issued for services	-	-	-	-	-	-	46,592	-	46,592
Beneficial conversion feature in convertible notes	-	-	-	-	-	-	45,746	-	45,746
Conversion of debt and accrued interest into common stock and warrants	-	-	-	-	248,026	25	3,558,390	-	3,558,415
Beneficial conversion feature in convertible notes	-	-	-	-	-	-	2,324,759	-	2,324,759
Net loss	-	-	-	-	-	-	-	(7,995,474)	(7,995,474)
Balance at February 28, 2015	874,257	$87	229	$-	1,831,483	$183	$18,965,529	$(18,723,149)	$242,650

Common stock and warrants issued for services	-	-	-	-	30,446	3	237,059	-	237,062
Share-based compensation	-	-	-	-	-	-	585,739	-	585,739
Series B preferred units issued for cash and conversion of accrued liability	-	-	387	-	-	-	1,945,244	-	1,945,244
Beneficial conversion feature of Series B Preferred Stock	-	-	-	-	-	-	1,067,491	-	1,067,491
Deemed dividend to Series B Preferred Stock	-	-	-	-	-	-	(1,067,491)	-	(1,067,491)
Accrued dividends on Series B Preferred Stock	-	-	-	-	-	-	(267,058)	-	(267,058)
Series B PIK Dividend	-	-	43	-	-	-	235,508	-	235,508
Placement agent warrants issued with note payable	-	-	-	-	-	-	16,800	-	16,800
Common stock and warrants cancellation settlement	-	-	-	-	(10,728)	(1)	(111,562)	-	(111,563)
Net loss	-	-	-	-	-	-	-	(4,654,179)	(4,654,179)
Balance at February 29, 2016	874,257	$87	659	$-	1,851,201	$185	$21,607,259	$(23,377,328)	$(1,769,797)

The accompanying notes are an integral part of the consolidated financial statements

METASTAT INC.
Consolidated Statements of Cash Flows
For the years ended February 29, 2016 and February 28, 2015

	Year ended
	February 29, 2016	February 28, 2015

Cash Flows from Operating Activities:
Net loss	$(4,654,179)	$(7,995,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	96,188	61,897
Share-based compensation	822,801	1,333,871
Loss on assets held for sale	10,196	42,421
Loss on settlement of capital lease	8,820	-
Gain related to reimbursement of prior period research and development expense (Note 4)	(150,000)	-
Accretion expense	253,313	539,319
Beneficial conversion feature	-	2,324,759
Amortization of deferred finance costs	-	60,523
Change in fair value of warrant liability	(349,596)	118,300
Change in fair value of put embedded in notes payable	10,015	-
Net changes in assets and liabilities:
Other receivable	-	20,000
Prepaid expenses	112,877	67,165
Refundable deposit	(3,600)	(268,585)
Accounts payable and accrued expenses	648,980	44,915
Interest payable	53,649	66,064
Net Cash used in Operating Activities	(3,140,536)	(3,584,825)

Cash Flows from Investing Activities:
Proceeds from note receivable	100,000	-
Proceeds received from settlement of capital lease	2,897	-
Proceeds from sale of marketable securities	-	1,214,212
Purchase of equipment	(151,830)	(65,646)
Net Cash (used in) provided by Investing Activities	(48,933)	1,148,566

Cash Flows from Financing Activities:
Proceeds from issuance of debt	1,700,000	615,000
Payment of debt issuance costs	(88,592)	-
Proceeds from issuance of common stock and warrants, net	-	711,053
Proceeds from issuance of short-term notes	-	65,000
Common stock and warrant cancellation settlement	(111,563)	-
Proceeds from issuance of Series B preferred stock and warrant, net	1,945,244	1,062,420
Payment of convertible notes	-	(100,000)
Payment of capital lease obligation	(42,407)	(48,962)
Payment of short-term debt	(107,250)	(93,840)
Net Cash provided by Financing Activities	3,295,432	2,210,671

Net increase (decrease) in cash and cash equivalents	105,963	(225,588)

Cash and cash equivalents:
Cash at the beginning of the year	257,820	483,408
Cash at the end of the year	$363,783	$257,820

Supplemental Disclosure of Non-cash Financing Activities:
Warrant liability associated with note payable	$311,057	$-
Warrant liability component of Series B Units	$-	$154,700
Accrued offering costs	$-	$19,836
Placement agent warrants issued with note payable	$16,800	$-
Beneficial conversion feature associated with the convertible notes	$-	$45,746
Warrants issued with convertibles notes	$-	$127,289
Issuance on lease financing for fixed assets	$-	$318,603
Securities held-for-sale exchanged for common and preferred shares	$-	$1,000,000
Common stock and warrants issued for conversion of debt	$-	$3,558,413
Accrued offering costs	$-	$38,950
Securities exchanged for preferred shares	$-	$256,633
Financing of insurance premium through notes payable	$107,250	$93,840
Note receivable received from the sale of assets	$75,000	$-
Warrants issued to placement agents	$-	$46,592
Series B Preferred PIK dividend	$235,508	$-
Series B Preferred Stock accrued dividends	$267,058	$16,767
Capital lease settled against deposit	$227,235	$-
Conversion of short-term notes and accounts payable into Series B units	$-	$90,000

The accompanying notes are an integral part of the consolidated financial statements

METASTAT INC.
Notes to Consolidated Financial Statements
February 29, 2016 and February 28, 2015

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

MetaStat, Inc. (“we,” “us,” “our,” the “Company,” or “MetaStat”) is a pre-commercial molecular diagnostic company focused on the development and commercialization of novel diagnostics to provide physicians and patients actionable information regarding the risk of systemic metastasis and adjuvant chemotherapy treatment decisions. We believe cancer treatment strategies can be personalized and outcomes improved through new diagnostic tools that identify the aggressiveness and metastatic potential of primary tumors. The Company was incorporated on March 28, 2007 under the laws of the State of Nevada.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MetaStat Biomedical, Inc., a Delaware corporation and all significant intercompany balances have been eliminated by consolidation.

Reverse Stock Split

On October 8, 2015, the Company effected a 1-for-15 reverse stock split of our common stock, whereby every 15 shares of issued and outstanding common stock became 1 share of newly issued and outstanding common stock. The reverse stock split was approved by the Company's stockholders at a special stockholders meeting on June 22, 2015. The purpose of the reverse stock split was to qualify for the minimum stock price listing requirement for a planned up-listing to a national securities exchange including the NASDAQ Capital Market or NYSE Market.

All reference in the document to the number of shares, price per share and weighted average number of shares outstanding of the Company's common stock prior to the reverse stock split have been adjusted to reflect the reverse stock split on a retroactive basis.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operations since its inception and currently has a stockholders’ deficit of $1,769,697.  The Company has sustained cumulative losses of $23,377,328 million as of February 29, 2016 and has not generated revenues or positive cash flows from operations. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Subsequent to February 29, 2016, the Company completed a first closing of a private placement effective on May 26, 2016 pursuant to a subscription agreement with various accredited investors, whereby the Company issued an aggregate of 100,000 shares of common stock and 50,000 common stock purchase warrants with an exercise price of $3.00 per share and a term of five years for aggregate gross proceeds of $200,000 and net proceeds of approximately $162,000. See Note 16 – Subsequent Events for more details on this transaction.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with the FASB “FASB Accounting Standard Codification(TM)” or “ASC,” which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid at February 29, 2016 and February 28, 2015.

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

Long-lived Assets

Long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There was no impairment of long-lived assets as of February 29, 2016 and February 28, 2015.

Debt issuance Costs

We have early adopted ASU-No. 2015-03, “Interest – Imputation of Interest” and are recording debt issuance costs as a direct reduction of the carrying amount of the related debt. Debt issuance costs are amortized over the maturity period of the related debt instrument using the effective interest method.

Debt Instruments

We analyze debt issuance for various features that would generally require either bifurcation and derivative accounting, or recognition of a debt discount or premium under authoritative guidance.

Detachable warrants issued in conjunction with debt are measured at their relative fair value, if they are determined to be equity instrument, or their fair value, if they are determined to be liability instruments, and recorded as a debt discount.  Conversion features that are in the money at the commitment date constitute a beneficial conversion feature that is measured at its intrinsic value and recognized as debt discount. Debt discount is amortized as interest expense over the maturity period of the debt using the effective interest method. Contingent beneficial conversion features are recognized when the contingency has been resolved.

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

Net Loss Per Share

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period.  Restricted shares issued with vesting conditions that have not been met at the end of the period are excluded from the computation of the weighted average shares. As of February 29, 2016 and February 28, 2015, 11,536 and 24,522, respectively, restricted shares of common stock were excluded from the computation of the weighted average shares.

Diluted net loss per common share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares generally consist of incremental shares issuable upon exercise of stock options and warrants and conversion of outstanding options and warrants and shares issuable from convertible securities, as well as nonvested restricted shares.

In computing diluted loss per share for the years ended February 29, 2016 and February 28, 2015, no effect has been given to the common shares issuable at the end of the period upon the conversion or exercise of the following securities as their inclusion would have been anti-dilutive:

	February 29, 2016	February 28, 2015
Stock options	426,976	187,334
Warrants	913,514	580,515
Preferred stock	497,527	210,708
Total	1,838,017	978,557

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

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation cost for our employees and consultants that perform our research activities, the fees paid to maintain our licenses, the payments to third parties for clinical testing and additional product development, and consumables and other materials used in research and development.  Research and development costs were $1,360,739 and $1,266,158 for the years ended February 29, 2016 and February 28, 2015, respectively.

Stock-Based Compensation

We account for share-based payments award issued to employees and members of our Board of Directors (the “Board”) by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation using a straight-line basis over the requisite service period, generally the vesting period. For awards issued to non-employees, the measurement date is the date when the performance is complete or when the award vests, whichever is the earliest. Accordingly, non-employee awards are remeasured at each reporting period until the final measurement date. The fair value of the award is recognized as stock-based compensation over the requisite service period, generally the vesting period.

For awards with performance conditions that affect their vesting, such as the occurrence of certain transactions or the achievement of certain operating or financial milestones, recognition of fair value of the award over the requisite service period begins when vesting becomes probable. For awards with market conditions that affect their vesting, the fair value of the award is recognized as stock-based compensation over the requisite service period, generally the vesting period.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern” (“ASU 2014-15”), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period.  ASU 2014-15 also provides guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern.  This update is effective for interim and annual reporting periods beginning December 15, 2016; early adoption is permitted.  We do not believe the adoption of this standard will have an effect on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies certain aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact ASU 2016-09 will have on our consolidated financial statements.

NOTE 3 – LICENSE AGREEMENTS AND COMMITMENTS

License Agreements

Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  We have satisfied all license maintenance payments due through February 29, 2016. We are required to make payments of $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the License Agreement.

Pursuant to the Second License Agreement, we are required to make annual license maintenance fee payments beginning on January 3, 2013. The license maintenance payment of $30,000 for 2016, is currently outstanding. We are required to make additional payments of $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the Second License Agreement.

We paid a license-signing fee of $15,000 in connection with entering into the Alternative Splicing Diagnostic License Agreement and a license-signing fee of $5,000 in connection with entering into the Alternative Splicing Therapeutic License Agreement.  Pursuant to these agreements, we are required to make annual license maintenance fee payments for each license beginning on January 1, 2015.  The license maintenance payment of $15,000 for 2016 is currently outstanding. We are required to make additional payments of $25,000 in 2017, $37,500 in 2018, and $50,000 in 2019 and every year each license is in effect thereafter. On November 25, 2014, we entered into the ASET License Agreement with ASET (see Note 4) who will assume responsibility for payment of half of the annual license maintenance fees as long as the Alternative Splicing Diagnostic License Agreement remains in effect. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. No annual license maintenance fee payments are due on the Alternative Splicing Therapeutic License Agreement so as long as the Alternative Splicing Diagnostic License Agreement is in effect. We are in compliance with the Alternative Splicing License Agreement.

We paid a license-signing fee of $10,000 in connection with entering into the Antibody License Agreement and are required to make license maintenance fee payments beginning on January 1, 2015.  The license maintenance payment of $10,000 for 2016 is currently outstanding. We are required to make additional payments of $15,000 in 2017, $15,000 in 2018, and $20,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the Antibody License Agreement.

Lease Agreements

On August 28, 2014, we entered into a lease agreement (the “Boston Lease”) for our diagnostic laboratory and office space located in Boston, MA. The term of the Boston Lease is for two years, from September 1, 2014 through August 31, 2016, and the basic rent payable thereunder is $10,280 per month for the first year and $10,588 per month for the second year. Additional monthly payments under the Boston Lease shall include tax payments and operational and service costs. Additionally, we paid a $40,000 security deposit in connection with entering into the Boston Lease. Effective April 6, 2016, we entered into an amendment to the Boston Lease (the “Boston Lease Amendment”) whereby we extended the term by one year from September 1, 2016 to August 31, 2017. The basic rent payable under the Boston Lease Amendment increased to $17,164 per month plus additional monthly payments including tax payments and operational and service costs.

Effective March 1, 2015, we entered into a lease agreement for short-term office space in New York, NY.  The term of the lease is month-to-month and may be terminated upon twenty-one (21) days’ notice. The basic rent payment is $1,400 per month and we paid a $2,100 security deposit in connection with entering into the lease. Effective December 1, 2015, we amended our lease agreement for the short-term office space in New York, NY.  The term of the lease remains month-to-month and may still be terminated with twenty-one (21) days’ notice. The basic rent payment increased to $2,400 per month and we paid an additional $1,500 security deposit in connection with the amended lease.

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

In addition, the parties mutually agreed to an extension of the $150,000 due the Company on March 1, 2015 in connection with the reimbursement for certain costs. ASET issued an interest free promissory Note to the Company in the aggregate amount of $150,000, payable in three installments of $50,000 each due on June 1, 2015, July 1, 2015 and August 1, 2015, respectively. The Company has received each of the first two payments of $50,000 and as of February 29, 2016, has a $50,000 note receivable from ASET.

ASET also issued a Note to the Company in the principal amount of $75,000 for the purchase of the equipment and fixed assets of the Stony Brook, NY laboratory. The Note is interest free and matured on December 30, 2015. In the event the Company has purchased at least $925,000 in equity of ASET prior to December 30, 2015, then the Company may use the Note as payment for its remainder purchase of equity in ASET. The $75,000 balance has been recorded as a note receivable on the Company’s Balance Sheet.

In accordance with the MOU, during the year ended February 28, 2015, we received payments in the aggregate of $75,000 from ASET as a reimbursement of research and development expenses incurred from October 15, 2014 through November 25, 2014. These payments are presented as a reduction of the research and development expense for the year ended February 28, 2015.

Pursuant to the terms of the ASET License Agreement, as of December 31, 2015, the license granted thereunder was terminated by its terms as a result of ASET’s failure to invest $1 million in new equity in MetaStat. However, we are currently in discussions with ASET regarding the relationship, if any, moving forward, and the resolution of certain issues arising under the ASET License Agreement and the MOU. We have determined that the $125,000 notes receivable from ASET at February 29, 2016, are still collectible.

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

Dividends

Cumulative dividends on the Series B Preferred Stock accrue at the rate of 8% of the Stated Value per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year, from and after the date of the initial issuance.  Dividends are payable in kind in additional shares of Series B Preferred Stock valued at the Stated Value or in cash at the sole option of the Company. At February 29, 2016 and February 28, 2015, the dividend payable to the holders of the Series B Preferred stocks amounted to $48,317 and $16,767, respectively. During the year ended February 29, 2016 and February 28, 2015, the Company issued 42.8202 and 0 shares of Series B Preferred Stock, respectively, for payment of dividends amounting to $235,508 and $0, respectively.

Liquidation Rights

If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Series A Preferred Stock or common stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. At February 29, 2016 and February 28, 2015, the value of the liquidation preference of the Series B Preferred stocks aggregated to $3,672,000 and $1,274,000, respectively.

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

Voting Rights

As of February 29, 2015, the holders of the Series B Preferred Stock had no voting rights.  On March 27, 2015, the holders of the Series B Preferred Stock entered into an Amended and Restated Series B Preferred Purchase Agreement, whereby the Company filed an Amended and Restated Series B Preferred Certificate of Designation. The Amended and Restated Series B Preferred Certificate of Designation provides that the holders of the Series B Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such Series B Preferred Stock could be converted for purposes of determining the shares entitled to vote at any regular, annual or special meeting of stockholders of the Company, and shall have voting rights and powers equal to the voting rights and powers of the common stock (voting together with the common stock as a single class).

Most Favored Nation

For a period of up to 30 months after March 31, 2015, if the Company issues any New Securities (as defined below) in a private placement or public offering (a “Subsequent Financing”), the holders of Series B Preferred Stock may exchange all of the Series B Preferred Stock at their Stated Value plus all Series A Warrants (as defined below) issued to the Series B Preferred Stock investors in the Series B Private Placement for the securities issued in the Subsequent Financing on the same terms of such Subsequent Financing.  This right expires upon the earlier of (i) September 30, 2017 and (ii) the consummation of a bona fide underwritten public offering in which the Company receives aggregate gross proceeds of at least $5.0 million. ”New Securities” means shares of the common stock, any other securities, options, warrants or other rights where upon exercise or conversion the purchaser or recipient receives shares of the common stock, or other securities with similar rights to the common stock, subject to certain standard carve-outs.

See Note 6 for the accounting treatment of the Series B Preferred Stock.

NOTE 6 – EQUITY ISSUANCES

Issuances of common stock for services

During the year ended February 28, 2015, the Company issued 20,001 and 31,500 shares of common stock to consultants and members of its Board, respectively, that vested immediately, 12,987 shares of common stock to members of its Board that vested one year after issuance and 1,334 shares of common stock to a member of management that will vest upon the Company’s common stock being listed on a national stock exchange such as NASDAQ, New York Stock Exchange or NYSE MKT.  The weighted average fair value of these shares of common stock amounted to $13.78 per share.

During the year ended February 28, 2015, the Company entered into an agreement with a consultant, whereby it shall pay $6,000 per month in immediately vested shares of the Company’s common stock, with the number of shares to be determined based on the closing price on the last trading date of each month. Under the agreement, the Company issued 3,837 shares of common stock. The fair value of the shares amounted to $31,076 on the issuance date, of which $30,000 was in general and administrative expenses and $1,076 was recorded in other expenses. As of February 28, 2015, the Company was obligated to issue shares for equivalent amount of $12,000.

During the year ended February 28, 2015, the Company modified the vesting term of 16,668 shares of common stock previously issued to certain members of its Board, resulting in the shares being fully vested upon modification. As a result of the modification, the Company recognized a compensation charge of $192,500 equal to the fair value of these shares on the date of modification.

During the year ended February 29, 2016, the Company issued an aggregate of 28,001 shares of common stock to consultants for services that vested immediately and 6,667 shares of common stock to a consultant for services that vested over 6 months. The weighted average fair value of these shares of common stock amounted to $4.96.

During the year ended February 29, 2016, the Company terminated a contract with a consultant whereby the consultant returned an aggregate of 4,222 shares of common stock previously issued to the consultant and the Company reduced stock-based expense in the amount of $22,164.

During the year ended February 29, 2016 and February 28, 2015, the Company recognized $220,547 and $746,208, respectively, of share-based compensation related to common stock issued for services, all of which was recognized into general and administrative expense.

Settlement

During the year ended February 29, 2016, the Company entered into a settlement agreement to settle a dispute with two affiliated security holders in which the Company paid $150,000, in exchange for the cancellation of all Company securities held by such parties, which included an aggregate of 10,728 shares of common stock, 1,667 common stock purchase warrants with an exercise price of $31.50 and 5,001 common stock purchase warrants with an exercise price of $22.50. Additionally, the Company reimbursed $3,000 of legal expenses to the two affiliated security holders. The Company recorded the fair value of the instruments as a reduction of equity as equity instruments were cancelled and recognized a settlement expense of $39,097 for the excess of the amount paid over the fair value of the cancelled equity instruments.

Purchase agreement with Lincoln Park Capital Fund, LLC

During the year ended February 28, 2015, the Company entered into a purchase agreement (the “LPC Purchase Agreement”), together with a registration rights agreement (the “LPC Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“LPC”) effective October 10, 2014.

Under the terms and subject to the conditions of the LPC Purchase Agreement, we have the right to sell to and LPC is obligated to purchase up to $10 million in shares of our common stock subject to certain limitations, from time to time, over the 24-month period commencing on the date that a registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the LPC Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. We may direct LPC, at its sole discretion and subject to certain conditions, to purchase up to 2,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 6,667 shares, depending upon the closing sale price of the common stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $500,000. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, but in no event will shares be sold to LPC on a day the common stock closing price is less than the floor price as set forth in the LPC Purchase Agreement. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the common stock is not below the threshold price as set forth in the LPC Purchase Agreement. In connection with the LPC Purchase Agreement, the Company issued 13,334 shares of common stock to LPC as a fee, and may issue up to 26,667 additional shares of common stock pro rata only if and as the $10 million is funded by LPC. The fair value of the 13,334 issued shares of common stock amounted to $140,000 on the grant date, which was recorded as a stock-based compensation during the year ended February 28, 2015, as the Company did not expect to close an offering with LPC within ninety days of the issuance of these shares.

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

As of February 29, 2016, the Company did not file the registration statement in connection with the LPC Registration Rights Agreement, and have not directed any sales of common stock pursuant to the LPC Purchase Agreement.

Common stock financing – the Qualified Financing

During the year ended February 28, 2015, the Company issued 314,269 shares of common stock and 500,000 shares of Series A Convertible Preferred Stock to certain accredited investors that entered into a securities purchase agreement effective June 30, 2014 (the “Qualified Financing Purchase Agreement”), whereby the Company received aggregate gross proceeds of $5,735,427, of which $4,092,427 represents the automatic conversion of outstanding convertible promissory notes with principal amounts totaling $3,357,000 and related interest amounts as referenced in Note 10 below (the “Qualified Financing”). The net proceeds from this transaction amounted to $1,643,000. Included in the net proceeds is the receipt of $100,000 from an investor that was concurrently paid $100,000 for due diligence and legal fees by the Company. $1,000,000 of these proceeds was generated from the sale of marketable securities transferred to the Company by an investor (see Note 12).

During the year ended February 28, 2015, the Company completed a second closing effective July 14, 2014 under the Qualified Financing Purchase Agreement whereby the Company issued 12,546 shares of common stock for an aggregate purchase price of $207,000.

Series A preferred stock financing – the October 2014 Private Placement

During the year ended February 28, 2015, the Company issued 374,257 shares of Series A Convertible Preferred Stock to a certain accredited investor that entered into a securities purchase agreement in exchange for the transfer to the Company of 1,069,305 freely tradable shares of common stock of Quantum Materials Corp. (QTMM), a public reporting company whose shares of common stock are eligible for quotation on the OTCQB, effective October 14, 2014 (the “October 2014 Private Placement”). We recorded the issuance of the Series A Convertible Preferred Stock in connection with the October 2014 Private Placement based on the fair value of the consideration received, which amounted to $256,633. The shares of QTMM were sold by the Company, generating approximately $214,000 of proceeds (see Note 12).

Series B preferred stock financing – the 2014 Series B Private Placement

During the year ended February 28, 2015, the Company entered into a securities purchase agreement effective December 31, 2014 (the “Series B Purchase Agreement”) with a number of new and existing accredited investors (collectively, the “Series B Investors”) pursuant to which it may sell up to $3,492,500 of Series B Preferred Stock convertible into common stock at $8.25 per share in a private placement (the “Series B Private Placement”).  In addition, pursuant to the Series B Purchase Agreement, the Company shall issue series A warrants (the “Series A Warrants”) to purchase up to 317,500 shares of common stock at an initial exercise price per share of $10.50 and issued series B warrants (the “Series B Warrants”) to purchase 30,334 shares of common stock at an initial exercise price per share of $8.25 to the Series B Investors who purchased a minimum of $500,000 of Series B Preferred Stock on or before December 31, 2014. The Series A Warrants and Series B Warrants expire on March 31, 2020.

Pursuant to the initial closing of the Series B Private Placement on December 31, 2014, the Company issued 228.6363 shares of Series B Preferred Stock convertible into 152,426 shares of common stock, Series A Warrants to purchase 114,319 shares of common stock and Series B Warrants to purchase 30,334 shares of common stock for an aggregate purchase price of $1,257,500, of which $65,000 was paid through the conversion of short-term outstanding indebtedness (See Note 10) and $25,000 was paid through the exchange of accrued liabilities due to certain members of our Board of Directors.

In connection with the December 31, 2014 closing of the Series B Private Placement, the placement agent was paid a cash fee of $105,080, including expense allowance, and was issued an aggregate of 9,710 Series A Warrants. On the grant date, the fair value of the placement agent warrants was $46,592, which was recorded as a stock issuance cost. Net proceeds amounted to $1,132,584 after deducting offering expenses to be paid in cash, including the placement agent fees and legal fees.

Series B preferred stock financing – the 2015 Series B Private Placement

During the year ended February 29, 2016, the Company entered into an amended and restated securities purchase agreement (the “A&R Series B Purchase Agreement”) on March 27, 2015 and March 31, 2015 with a number of new and existing Series B Investors, pursuant to which it sold $2,130,750 of Series B Preferred Stock convertible into common stock at $8.25 per share in the Series B Private Placement.  In addition, pursuant to the A&R Series B Purchase Agreement, the Company issued Series A Warrants to purchase up to 193,708 shares of common stock at an initial exercise price per share of $10.50 to the Series B Investors. The Series A Warrants expire on March 31, 2020.

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

In connection with the March 2015 closings of the Series B Private Placement, the placement agents were paid a total cash fee of $147,451 including expense allowances and reimbursements, and were issued an aggregate of 20,668 Series A Warrants. On the grant dates, the fair value of the placement agent warrants amounted to $158,441 and was recorded as a stock issuance cost. Net proceeds amounted to $1,945,244 after deducting offering expenses to be paid in cash, including the placement agent fees and legal fees and other expense.

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

Accounting for the Series A Warrants

The Company concluded the freestanding Series A Warrants did not contain any provision that would require liability classification and therefore should be classified in stockholder’s equity, based on their relative fair value.

Allocation of Proceeds of the 2014 Series B Private Placement

For the year ended February 28, 2015, the $1,257,500 proceeds of the Series B Private Placement were allocated first to the Series B Warrants based on their fair value, and then to the Series B Preferred Stock and Series A Warrant instruments based on their relative fair values. A Monte Carlo simulation approach was used to determine the fair value of the Series B Warrants at issuance, which was $154,700 (see Note 13 for inputs to the Monte Carlo simulation). The remaining proceeds of $1,102,800 were then allocated between the Series B Preferred Stock and the Series A Warrants, based on the relative fair value.

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

Allocation of Proceeds of the 2015 Series B Private Placement

For the year ended February 29, 2016, the $2,130,750 proceeds from the Series B Private Placement on March 27, 2015 and March 31, 2015 were allocated to the Series B Preferred Stock and Series A Warrant instruments based on their relative fair values.

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

The Series B Registration Rights Agreement

In connection with the closing of the Series B Private Placement, the Company entered into a registration rights agreement (the “Series B Registration Rights Agreement”) with all the Series B Investors, in which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission ("SEC") to register for resale the shares of common stock underlying the Series B Preferred Stock, the Series A Warrants and the Series B Warrants within 30 calendar days of the final closing date of March 31, 2015 (the “Filing Date”), and to have the registration statement declared effective within 120 calendar days of the Filing Date.

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

Deferred Offering Costs

During the year ended February 29, 2016, the Company incurred approximately $171,386 of incremental costs in connection with a public offering of the Company’s common stock that was aborted.  These costs have been charged to expense.

NOTE 7 – STOCK OPTIONS

Our 2012 Incentive Plan, which is administrated by the compensation committee of the Board, reserves shares of common stock available for issuance that we may grant to employees, non-employee directors and consultants, equity incentives in the form of, among other, stock options, restricted stock, and stock appreciation rights. On June 22, 2015, our stockholders approved amending our 2012 Incentive Plan to increase the number of authorized shares of common stock reserved for issuance under the 2012 Incentive Plan to a number not to exceed fifteen percent (15%) of the issued and outstanding shares of common stock on an as converted primary basis (the “As Converted Primary Shares”) on a rolling basis. For calculation purposes, the As Converted Primary Shares shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2012 Incentive Plan. The number of authorized shares of common stock reserved for issuance under the 2012 Incentive Plan shall automatically be increased concurrently with the Company’s issuance of fully paid and non- assessable shares of As Converted Primary Shares. Shares shall be deemed to have been issued under the 2012 Incentive Plan solely to the extent actually issued and delivered pursuant to an award under the 2012 Incentive Plan. As of February 29, 2016, there are an aggregate of 352,309 total shares available under the 2012 Incentive Plan, of which 294,349 are issued and outstanding and 57,960 shares are available for for potential issuances. The Company may issue shares outside of the 2012 Incentive Plan.

During the year ended February 28, 2015, 14,667 non-employee performance-based stock options vested with a value of $232,000.  These options vested based on the completion of a trial and subsequent publication of results on June 3, 2014. The Company recognized $232,000 in expense during the year ended February 28, 2015.

During the year ended February 28, 2015, the Company issued options to purchase 40,000 shares of common stock at $16.50 per share to members of its management team. The options expire on October 14, 2024. The options vest upon certain milestones being achieved as follows: (i) 13,334 stock options shall fully vest two years following the date of issuance; (ii) of the remaining 26,667 stock options, one-third shall vest once the Company’s CLIA laboratory is operational (which was achieved in November 2015), one-third shall vest upon the Company’s first commercial sale, and one-third shall vest upon the Company achieving $25 million in sales for the prior twelve-month period. These options had a total fair value of $368,002 as calculated using the Black-Scholes model. The Company has recognized $24,131 in expense in connection with the tranche with time-vesting condition of these options during the year ended February 28, 2015. As of February 29, 2016, the Company has not recognized any stock based compensation for the last two tranches with performance-vesting conditions, and expects to recognize the compensation expense when vesting become probable, which has not yet occurred.

During the year ended February 28, 2015, 8,068 stock options issued to certain members of our scientific advisory board and clinical advisory board with an exercise price equal to $22.50 per share. These options vested immediately and had a total fair value of $59,290 as calculated using the Black-Scholes model.

During the year ended February 28, 2015, 1,602 stock options issued to certain members of our scientific advisory and clinical advisory board with an exercise price equal to $8.10 per share. The options vest in four equal installments on each of February 1, 2015, May 1, 2015, August 1, 2015 and November 1, 2015 and expire on November 1, 2024. Compensation expense related to these options is measured at each vesting date and each reporting period for the unvested tranche. The aggregated fair value of these options on the measurement dates amounted to $14,480 as calculated using the Black-Scholes model.

For the year ended February 28, 2015, the Company recognized $447,664 of compensation expense related to stock options, of which $319,664 was recognized in general and administrative expenses and $128,000 was recognized in research and development expenses.

During the year ended February 29, 2016, the Company issued options to purchase 6,667 shares of common stock at $11.25 per share to a consultant. The options vest upon achieving certain performance-based milestones and expire on March 1, 2025. The Company will measure the fair value of these options with vesting contingent on achieving certain performance-based milestones and recognize the compensation expense when vesting becomes probable. The fair value will be measured using a Black-Scholes model. During the year ended February 29, 2016, 3,334 of these options, with an aggregate fair value of $14,918, vested based on achieving certain milestones.

During the year ended February 29, 2016, the Company issued options to purchase 80,000 shares of common stock at $8.25 per share to non-executive members of its Board of Directors. The options vest in three equal installments on each of May 18, 2016, May 18, 2017, and May 18, 2018 and expire on May 18, 2025. These options had a total fair value of $388,000 as calculated using the Black-Scholes model.

During the year ended February 29, 2016, the Company issued options to purchase an aggregate of 5,001 shares of common stock at $8.25 per share to employees. The options vest over time through September 2017.

During the year ended February 29, 2016, the Company issued options to purchase 60,000 shares of common stock at $8.25 per share to our Chief Executive Officer. Certain of these options vest upon achieving certain performance-based or market-based milestones and expire on June 17, 2025. The fair value of these options on the grant date was $221,100 as calculated using the Black-Scholes model. The Company will recognize the compensation expense when vesting becomes probable.  During the year ended February 29, 2016, 10,000 of these options vested immediately and 10,000 of these options vested upon achieving a performance based milestone.

During the year ended February 29, 2016, the Company issued options to purchase 26,667 shares of common stock at $8.25 per share to our former Chief Executive Officer and Chief Medical Officer. These options vested immediately. These options had a total fair value of approximately $44,267 as calculated using the Black-Scholes model. The Company also modified the expiration date of certain vested options previously granted to our former Chief Executive Officer and Chief Medical Officer, which resulted in an additional compensation expense of approximately $22,150 being recorded during the year ended February 29, 2016.

During the year ended February 29, 2016, the Company issued options to purchase 10,000 shares of common stock at $8.25 per share to a consultant. The options vest upon achieving certain performance-based milestones and expire on June 17, 2025. The Company will measure the fair value of these options with vesting contingent on achieving certain performance-based milestones and recognize the compensation expense when vesting becomes probable. The fair value will be measured using a Black-Scholes model.

During the year ended February 29, 2016, the Company issued options to purchase an aggregate of 45,500 shares of common stock at $3.55 per share to members of its management team and employees. These options expire on February 2, 2026. The fair value of these options on the grant date was $122,054 as calculated using the Black-Scholes model. During the year ended February 29, 2016, 11,375 of these options vested immediately and 34,125 of these options will vest based on achieving certain milestones, which the Company deems probable to occur in December 2016.

During the year ended February 29, 2016, the Company issued options to purchase 10,000 shares of common stock at $3.55 per share to a consultant. These options expire on February 2, 2026. The fair value of these options on the measurement dates was $19,600 as calculated using the Black-Scholes model. During the year ended February 29, 2016, 2,500 of these options vested immediately and 7,500 of these options will vest based on achieving certain milestones, which the Company deems probable to occur in December 2016.

During the year ended February 29, 2016, 534 options previously issued to a member of the Company’s Scientific and Clinical Advisory Board were mutually cancelled by the parties. The member will continue to serve on the Company’s Scientific and Clinical Advisory Board without any equity compensation.

For the year ended February 29, 2016, the Company recognized $555,044 of compensation expense related to stock options, of which $441,837 was recognized in general and administrative expenses and $113,207 was recognized in research and development expenses.

The weighted average inputs to the Black-Scholes model used to value the stock options granted during the year ended February 29, 2016 and February 28, 2015 are as follows:

	February 28, 2015	February 29, 2016
Expected volatility	117.00%	114.78%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.72%	1.64%
Expected Term	6.24 years	5.60 years

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2015	187,342	$23.70	$20,670	8.29
Granted	243,835	7.26	-	-
Exercised	-	-	-	-
Forfeited	534	8.10	-	-
Expired	3,667	10.20	-	-
Outstanding and expected to vest at February 29, 2016	426,976	$14.45	$-	7.98
Exercisable at February 29, 2016	187,575	$19.71	$-	6.55

The following table breaks down exercisable and unexercisable common stock options by exercise price as of February 29, 2016:

Exercisable			Unexercisable
Number of Options	Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Exercise Price	Weighted Average Remaining Life (years)
13,875	$3.55	9.94	41,625	$3.55	9.94
1,068	$8.10	8.92	-	$8.10	-
48,335	$8.25	4.61	133,333	$8.25	9.26
52,434	$10.20	5.86	-	$10.20	-
3,334	$11.25	9.22	3,333	$11.25	9.22
8,890	$16.50	8.63	31,110	$16.50	8.63
14,735	$22.50	8.42	30,000	$22.50	7.80
44,904	$48.75	7.10	-	$48.75	-
187,575	$19.71	6.55	239,401	$10.33	9.11

As of February 29, 2016, we had approximately $371,000 of unrecognized compensation related to employee and consultant stock options that are expected to vest over a weighted average period of 1.31 years and, approximately $272,000 of unrecognized compensation related to employee stock options whose recognition is dependent on certain milestones to be achieved.  Additionally, there were 43,333 stock options with a performance vesting condition that were granted to consultants which will be measured and recognized when vesting becomes probable.

NOTE 8 – WARRANTS

During the year ended February 28, 2015, the Company issued 12,007 warrants in connection with the issuance of convertible notes referenced in Note 10 below. These warrants have exercise prices ranging from $22.50 to $31.50 per share, expire five years after their issuance date and vested immediately. These warrants were recorded as a debt discount based on their relative fair value.

During the year ended February 28, 2015, the Company issued an aggregate of 204,420 warrants in connection with the closing of the Qualified Financing as described in Note 6. 197,520 warrants were issued on June 30, 2014, and 6,900 warrants were issued on July 14, 2014, and expire on June 30, 2018 and July 14, 2018, respectively. These warrants vested immediately. These warrants are exercisable at $22.50 per share. The warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the consolidated balance sheet.

During the year ended February 28, 2015, the Company issued 124,029 Series A Warrants in connection with the closing of the Series B Private Placement as described in Note 6, including 9,710 warrants issued to the placement agent. These warrants were issued on December 31, 2014, are exercisable at $10.50 per share and expire on March 31, 2020. These warrants vested immediately and do not contain any provision that would require liability treatment, therefore they were classified as equity in the consolidated balance sheet. The fair value of the placement agent warrants was $46,592, as calculated using a Black-Scholes model, which was recorded as a stock issuance cost. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.65%; (2) an expected term of 5.25 years; (3) an expected volatility of 123%; and (4) zero expected dividends.

During the year ended February 28, 2015, the Company issued 30,334 Series B Warrants in connection with the closing of the Series B Private Placement as described in Note 6. These warrants were issued on December 31, 2014, are exercisable at $8.25 per share and expire on March 31, 2020. These warrants vested immediately. These warrants contained a full ratchet anti-dilution price protection provision, which required the Series B Warrants to be classified as derivative warrant liability (see Note 6 and Note 13).

For the year ended February 29, 2016, the Company issued to a consultant for services a five-year warrant to purchase 9,134 shares of common stock at an exercise price of $8.25 per share. This warrant vested immediately. The fair value of this warrant was determined to be approximately $27,000, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.54%; (2) an expected term of 5.0 years; (3) an expected volatility of 128%; and (4) zero expected dividends. For the year ended February 29, 2016, the Company recognized approximately $27,000 of stock-based compensation for this warrant.

For the year ended February 29, 2016, the Company issued an aggregate of 1,251 warrants to a consultant for services. These warrants were issued on May 31, 2015 and expire on May 31, 2020. A total of 556 of such warrants are exercisable at $15.00 per share and 695 of such warrants are exercisable at $18.75 per share. These warrants vested immediately. The fair value of these warrants was determined to be $4,771, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.49%; (2) an expected term of 5.0 years; (3) an expected volatility of 124%; and (4) zero expected dividends. For the year ended February 29, 2016, the Company recognized $4,771 of stock-based compensation for these warrants.

For the year ended February 29, 2016, the Company issued an aggregate of 214,376 Series A Warrants in connection with the issuances of Series B Preferred Stock in March 2015, referenced in Note 6, including 20,668 warrants issued to the placement agent. These Series A Warrants were issued on March 27, 2015 and March 31, 2015, are exercisable at $10.50 per share and expire on March 31, 2020. The Series A Warrants vested immediately. The Series A Warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Consolidated Balance Sheet. The fair value of the placement agent warrants was determined to be $158,441, as calculated using the Black-Scholes model, and recorded as stock issuance cost. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.41%; (2) an expected term of 5.0 years; (3) an expected volatility of 125%; and (4) zero expected dividends.

For the year ended February 29, 2016, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock in connection with the issuance of the Promissory Note pursuant to the Note Purchase Agreement on July 31, 2015, referenced in Note 9. This warrant is exercisable at $8.25 per share and expires on July 30, 2020. The warrant vested immediately. The warrant contains a clause affecting its exercise price that caused it to be classified as a derivative warrant liability (see Note 9 and Note 13).  Such clause will lapse upon listing of the Company’s common stock on a National Trading Market. The warrant was recorded as a debt discount based on its fair value.

For the year ended February 29, 2016, in connection with the issuance of the Promissory Note pursuant to the Note Purchase Agreement on July 31, 2015, the Company issued placement agent warrants to purchase an aggregate of 5,600 shares of common stock.  These placement agent warrants were issued on July 31, 2015, are exercisable at $10.50 per share and expire on July 31, 2020. These placement agent warrants vested immediately. The fair value of these warrants was determined to be $16,800, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.54%; (2) an expected term of 5.0 years; (3) an expected volatility of 128%; and (4) zero expected dividends. $16,800 was recorded as part of the debt discount against the stated value of the Promissory Note (see Note 9).

For the year ended February 29, 2016, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock in connection with the Note Amendment on February 12, 2016, referenced in Note 9. This warrant is exercisable at $8.25 per share and expire on July 30, 2020. The warrant vested immediately. This warrant contained an anti-dilution price protection provision, which required the warrant to be recorded as derivative warrant liability (see Note 9 and Note 13). Such clause will lapse upon completion of a Qualified Offering, as defined in the warrant agreement. The warrant was recorded as a debt discount based on its fair value.

For the year ended February 29, 2016, the Company issued warrants to purchase an aggregate of 36,367 shares of common stock in connection with the issuance of the OID Notes pursuant to the OID Note Purchase Agreement dated February 12, 2016, referenced in Note 9. These warrants are exercisable at $8.25 per share and expire on between February 12 and 22, 2021. These warrants vested immediately. Such clause will lapse upon completion of a Qualified Offering, as defined in the warrant agreement. These warrants were recorded as a debt discount based on their fair value.

During the year ended February 29, 2016, a total of 1,668 common stock purchase warrants with an exercise price of $31.50 per share and 5,001 common stock purchase warrants with an exercise price of $22.50 per share were repurchased and cancelled as part of a settlement of a dispute with two affiliated security holders (see Note 6).

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2015	580,604	$17.81	$72,250	3.33
Granted	354,000	9.68	-	-
Cancelled/Expired	21,090	22.19	-	-
Outstanding at February 29, 2016	913,514	$14.56	$-	3.14

Warrants exercisable at February 29, 2016 are:

Exercise Prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$8.25	163,107	4.63	163,107
$10.20	14,668	0.71	14,668
$10.50	344,005	4.09	344,005
$13.65	99,826	0.92	99,826
$15.00	556	4.25	556
$18.75	695	4.25	695
$21.00	38,006	0.68	38,006
$22.50	219,754	2.28	219,754
$31.50	29,830	2.12	29,830
$37.50	1,733	1.87	1,733
$45.00	1,334	0.92	1,334
	913,514		913,514

NOTE 9 – NOTES PAYABLE

Promissory Note and Promissory Note Amendment

During the year ended February 29, 2016, the Company entered into a note purchase agreement effective July 31, 2015 (the “Note Purchase Agreement”) with one its existing institutional investors (the “Note Holder”).  Pursuant to the Note Purchase Agreement, the Company issued and sold a non-convertible promissory note in the principal amount of $1.2 million (the “Promissory Note”) and a warrant (the “Note Warrant”) to purchase 43,636 shares of the Company’s common stock in a private placement (the “Note Private Placement”).

The Promissory Note matures on July 30, 2016, accrues interest at a rate of eight percent (8%) per annum and may be prepaid by the Company at any time prior to the maturity date without penalty or premium.  The Note Holder has the right at its option to exchange (the “Note Voluntary Exchange”) the outstanding principal balance of the Promissory Note plus the Conversion Interest Amount (as defined below) into such number of securities to be issued in the Public Offering (as defined below). Upon effectuating such Note Voluntary Exchange, the Note Holder shall be deemed to be a purchaser in the Public Offering. ”Public Offering” means a registered offering of equity or equity-linked securities resulting in gross proceeds of at least $5.0 million to the Company; and “Conversion Interest Amount” means interest payable in an amount equal to all accrued but unpaid interest assuming the Promissory Note had been held from the issuance date to the maturity date.  In the event the Company completes a Public Offering and the Note Holder elected not to effectuate the Note Voluntary Exchange, then the Company shall promptly repay the outstanding principal amount of the Promissory Note plus all accrued and unpaid interest following completion of the Public Offering.

The Note Warrant contains an adjustment clause affecting its exercise price, which may be reduced if the Company issues shares of common stock or convertible securities at a price below the then-current exercise price of the Note Warrant. As a result, we determined that the Note Warrant was not indexed to the Company’s common stock and therefore should be recorded as a derivative liability. The detachable Note Warrant issued in connection with the Promissory Note was recorded as a debt discount based on its fair value (see Note 13 for fair value measurement). The adjustment clause lapses upon listing of the Company’s common stock on a national stock exchange such as the NASDAQ, New York Stock Exchange or NYSE MKT.

The Company evaluated the Note Voluntary Exchange provision, which provides for settlement of the Promissory Note at an 8% premium to the Promissory Note’s stated principal amount, in accordance with ASC 815-15-25. The Voluntary Exchange provision is a contingent put that is not clearly and closely related to the debt host instrument and therefore was initially bifurcated and measured at fair value and recorded as a derivative liability in the consolidated balance sheet.  The derivative liability will be measured at fair value on an ongoing basis, with changes in fair value recognized in the statement of operations. The proceeds of the Note Private Placement were first allocated to the fair value of the Note Warrant in the amount of $150,544 and to the fair value of the Note Voluntary Exchange provision in the amount of approximately $227,740, with the difference of approximately $821,716 representing the initial carrying value of the Promissory Note. Further, approximately $105,000 of debt issuance cost was recorded as additional debt discount at issuance.

On February 12, 2016, the Company entered into an amendment (the “Note Amendment”) with the Note Holder, whereby the Company and the Note Holder agreed to extend the maturity date of the Promissory Note from July 31, 2016 to December 31, 2016 and increase the interest rate commencing August 1, 2016 to 12% per annum. The Company also obtained the Note Holder’s consent to the consummation of the OID Note Private Placement (as defined below), as required under the Promissory Note.

Additionally, the Note Voluntary Exchange was modified to effect a voluntary exchange of $600,000 principal amount (“Initial Exchange Principal Amount”) of the Promissory Note plus the Initial Conversion Interest Amount into a Qualified Offering (as defined below) or Public Offering. “Initial Conversion Interest Amount” shall mean interest payable in an amount equal to all accrued but unpaid interest assuming the Initial Exchange Principal Amount has been held from the issuance date to the original maturity date of July 31, 2016 (for the avoidance of doubt, such amount that is calculated using the following formula: (a) 8% multiplied by the Initial Exchange Principal Amount ($600,000), multiplied by (b) the actual number of days elapsed in a year of three hundred and sixty-five (365) days, which amount shall equal $48,000 in the aggregate). “Qualified Offering” mean one or a series of offerings of equity or equity-linked securities resulting in aggregate gross proceeds of at least $2,000,000 to the Company.

Further, under the modified Note Voluntary Exchange, the Note Holder shall have the right to effect a voluntary exchange with respect to the remaining $600,000 principal amount (the “Remaining Principal Amount”) plus the Remaining Conversion Interest Amount into a Qualified Offering or Public Offering. “Remaining Conversion Interest Amount” shall mean interest payable in an amount equal to the sum of (A) all accrued but unpaid interest on such portion of the Remaining Principal Amount subject to such Voluntary Exchange assuming such portion of the Remaining Principal Amount had been held from the original maturity date of July 31, 2016 to the amended maturity date of December 31, 2016 (for the avoidance of doubt, such amount that is calculated using the following formula: (a) 12% multiplied by such portion of the Remaining Principal Amount subject to such Voluntary Exchange, multiplied by (b) the actual number of days elapsed in a year of three hundred and sixty-five (365) days, which amount shall equal $30,000 in the aggregate assuming the aggregate Remaining Principal Amount of $600,000 is used in such calculation), plus (B) all accrued but unpaid interest assuming such portion of the Remaining Principal Amount had been held from the issuance date to the original maturity date of July 31, 2016 (for the avoidance of doubt, such amount that is calculated using the following formula: (a) 8% multiplied by such portion of the Remaining Principal Amount, multiplied by (b) the actual number of days elapsed in a year of three hundred and sixty-five (365) days, which amount shall equal $48,000 in the aggregate assuming the aggregate Remaining Principal Amount of $600,000 is used in such calculation).

In consideration for entering into the Note Amendment, the Company issued the Note Holder a warrant to purchase 43,636 shares of the Company’s common stock (the “Amendment Warrant”) in substantially the same form as the Note Warrant issued in the Note Private Placement, provided, however, that with respect to the “full-ratchet” anti-dilution price protection adjustments for future issuances of other Company equity or equity-linked securities (subject to certain standard carve-outs), such price protection adjustment shall be equal to 110% of the consideration price per share of the issued equity or equity-linked securities.

The Company evaluated the Note Amendment transaction in accordance with ASC 470-50-40-12 and determined the Note Amendment did not constitute a substantive modification of the Promissory Note and that the transaction should be accounted for as a debt modification.

The Company evaluated the Voluntary Exchange provision, which provides for settlement of the Promissory Note at an 8% premium to the Promissory Note’s stated principal amount, in accordance with ASC 815-15-25. The Voluntary Exchange provision is a contingent put that is not clearly and closely related to the debt host instrument and therefore was initially separately measured at fair value and will be measured at fair value on an ongoing basis, with changes in fair value recognized in the statement of operations.

The Amendment Warrant contains an adjustment clause affecting its exercise price, which may be reduced if the Company issues shares of common stock or convertible securities at a price below the then-current exercise price of the Amendment Warrant. As a result, we determined that the Amendment Warrant was not indexed to the Company’s common stock and therefore should be recorded as a derivative liability. The fair value of the detachable Amendment Warrant issued in connection with the Note Amendment was recorded as a debt discount. The adjustment clause lapses upon the Company completing the Qualified Offering.

As such, the Company recorded a debt discount related to the warrant liability of $84,552 and a debt discount related to the Voluntary Exchange of $103,806.

During the year ended February 29, 2016, the Company recognized $300,675 of interest expense related to the Promissory Note, as amended, including amortization of debt discount of $244,675 and accrued interest expense of $56,000. Additionally, the Company recognized a loss of $8,433 in the year ended February 29, 2016 due to the change in estimated fair value of the Voluntary Exchange provision.

OID Notes

During the year ended February 29, 2016, the Company entered into an OID note purchase agreement dated February 12, 2016 (the “OID Note Purchase Agreement”) with various accredited investors (the “OID Note Holders”). Pursuant to the OID Note Purchase Agreement, the Company may issue and sell non-convertible OID promissory notes (the “OID Notes”) up to an aggregate purchase price of $1,000,000 (the “Purchase Price”) and warrants (the “OID Warrants”) to purchase 7,273 shares of the Company’s common stock for every $100,000 of Purchase Price in a private placement (the “OID Note Private Placement”). The OID Notes shall have an initial principal balance equal to 120% of the Purchase Price (the “OID Principal Amount”).  During the year ended February 29, 2016, the Company received an aggregate Purchase Price of $500,000 and issued OID Notes in the aggregate OID Principal Amount of $600,000 and OID Warrants to purchase an aggregate of 36,367 shares of the Company’s common stock.

The OID Notes mature six (6) months following the issuance date of each OID Note and may be prepaid by the Company at any time prior to the maturity date without penalty or premium. In the event the OID Notes are prepaid in full on or before the date that is ninety (90) days following the issuance date of each OID Note, the prepayment amount shall be equal to 110% of the Purchase Price and in the event the OID Notes are prepaid following such initial ninety (90) day period, the prepayment amount shall be equal to the OID Principal Balance (the “Optional Redemption”). The Company determined the Optional Redemption feature represents a contingent call option. The Company evaluated the Optional Redemption provision in accordance with ASC 815-15-25. The Company determined that the Optional Redemption feature is clearly and closely related to the debt host instrument and is not an embedded derivative requiring bifurcation.

Each OID Note Holder has the right at its option to act as a purchaser in a Qualified Offering and, in lieu of investing new cash subscriptions, mechanically effect a voluntary exchange exchange (the “OID Note Voluntary Exchange”) the OID Principal Amount of the OID Notes into such number of securities to be issued in a Qualified Offering. Upon effectuating such OID Voluntary Exchange, the OID Note Holders shall be deemed to be a purchaser in the Qualified Offering. The Company evaluated the OID Note Voluntary Exchange provision, which provides for settlement of the OID Notes at the OID Principal Amount in accordance with ASC 815-15-25. The Company determined the OID Note Voluntary Exchange provision is a contingent put that is not clearly and closely related to the debt host instrument and therefore was initially separately measured at fair value and will be measured at fair value on an ongoing basis, with changes in fair value recognized in the statement of operations.
The OID Principal Amount was first allocated to the fair value of the OID Warrants in the amount of $75,961, next to the value of the original issuance discount in the amount of $100,000, then to the fair value of the OID Note Voluntary Exchange provision in the amount of $134,841, and lastly to the debt discount related to offering costs of $13,758 with the difference of approximately $275,440 representing the initial carrying value of the OID Notes. During the year ended February 29, 2016, the Company recognized $8,637 of interest expense related to the OID Notes, including amortization of debt discount. Additionally, the Company recognized a loss of $1,582 in the year ended February 29, 2016 due to the change in estimated fair value of the OID Note Voluntary Exchange provision.

The OID Warrants contain an adjustment clause affecting its exercise price, which may be reduced if the Company issues shares of common stock or convertible securities at a price below the then-current exercise price of the OID Warrants. As a result, we determined that the OID Warrants were not indexed to the Company’s common stock and therefore should be recorded as a derivative liability. The detachable OID Warrants issued in connection with the OID Notes were recorded as a debt discount based on their fair value (see Note 13 for fair value measurement). The adjustment clause lapses upon the Company completing the Qualified Offering.

The following table summarizes the notes payable:

	Notes Payable	Discount	Put Exchange Feature	Notes Payable, Net
February 28, 2015 balance	$-	$-	$-	$-
Issuance of Notes	1,800,000	(996,595)	466,387	1,269,792
Amortization of debt discount	-	253,313	-	253,313
Change in fair value	-	-	10,015	10,015
February 29, 2016 balance	$1,800,000	$(743,282)	$476,402	$1,533,120

NOTE 10 – CONVERTIBLE NOTES

2014 Convertible Notes

During the year ended February 28, 2015, the Company issued convertible promissory notes in the aggregate principal amount of $615,000 with 1,668 detachable warrants that can be exercised at $31.50 per share within a five-year period and 10,339 detachable warrants that can be exercised at $22.50 per share within a five-year period (the “2014 Convertible Notes”).

The 2014 Convertible Notes bore interest at the rate of 8% per annum, originally matured on June 30 and August 15, 2014 and ranked pari passu to the Company’s then issued and outstanding convertible notes and senior to the Company’s issued and outstanding equity securities. Upon the closing by the Company of an equity or equity based financing or a series of equity or equity based financings (a “Qualified Financing”) resulting in gross proceeds to the Company of at least $5,000,000 in the aggregate inclusive of all outstanding convertible notes, the outstanding principal amount together with all accrued and unpaid interest (the “Outstanding Balance”) of the 2014 Convertible Notes automatically convert into such securities, including warrants of the Company as are issued in the Qualified Financing, the amount of which shall be determined in accordance with the following formula: (the Outstanding Balance as of the closing of the Qualified Financing) x (1.15) / (the per security price of the securities sold in the Qualified Financing). The holders of the 2014 Convertible Notes have the right, at their option, to convert the Outstanding Balance of the 2014 Convertible Notes into shares of common stock at a conversion price of $22.50 per share.

Debt Discount and beneficial conversion feature

The detachable warrants issued in connection with the 2014 Convertible Notes were recorded as a debt discount based on their relative fair value.

The detachable warrants issued during the year ended February 28, 2015 had a weighted-average fair value of $14.55 per share, as calculated using the Black-Scholes model. Assumptions used in the Black-Scholes model included: (1) a discount rate of 1.64%; (2) an expected term of 5 years; (3) an expected volatility of 116.8%; and (4) zero expected dividends.

The 2014 Convertible Notes issued during the year ended February 28, 2015 included a conversion feature that was in the money at the commitment date. The intrinsic value of the conversion feature was recorded as a debt discount at the time of issuance.

The relative fair value of the warrants and the intrinsic value of the beneficial conversion feature for the convertible notes issued during the years ended February 28, 2015 totaled $173,035 and was recorded as a discount to the convertible debt.

During the year ended February 28, 2015, $379,672 was recognized as accretion expense related to the debt discount.

Automatic Exchange of the Convertible Notes

During the year ended February 28, 2015, the Company completed the Qualified Financing whereby all outstanding convertible notes with aggregate principal amounts totaling $3,357,000 were automatically exchanged into the securities offered in the Qualified Financing.  The exchange also included approximately $201,413 of accrued interest.  As of February 28, 2015, the Company had no convertible notes outstanding.

During the year ended February 28, 2015, as a result of the exchange of all outstanding convertible notes in the Qualified Financing, the Company recorded an expense during the year ended February 28, 2015, amounting to $2,324,759.  The expense was measured at the intrinsic value of the beneficial conversion feature for each of the outstanding convertible notes at their respective measurement date.

As of February 29, 2016, the Company had no convertible notes outstanding.

NOTE 11 – SHORT-TERM NOTES

During the year ended February 28, 2015, the Company received an aggregate of $65,000 in December 2014 from two members of the Board of Directors, in the form of short-term notes. These short-term notes were applied to the purchase price of the December 31, 2014 closing of the Series B Private Placement (See Note 6). The interest was considered de minimis.

NOTE 12 – MARKETABLE SECURITIES HELD FOR SALE

As part of the June 30, 2014 Qualified Financing (see Note 6), the Company received 4,800,000 shares of common stock of Quantum Materials Corp (“Consideration Shares”) in lieu of $1.0 million of cash proceeds from an investor. In the event the Company did not receive gross proceeds of at least $1.0 million from the sale of the Consideration Shares by the earliest to occur of (i) September 28, 2014 or (ii) the date the Company has sold of the Consideration Shares, then the investor was obligated to make a payment to the Company equal to the difference between $1.0 million and the aggregate gross proceeds received by the Company from the sale of the Consideration Shares.  In the event the Company received gross proceeds of at least $1.0 million from the sale of the Consideration Shares within the 90 days following the closing date of the equity financing, the Company was obligated to immediately cease to sell the Consideration Shares and to return all the unsold Consideration Shares to the investor and any proceeds from the sale of the Consideration Shares in excess of the $1.0 million.

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

The Company generated $1.0 million of gross proceeds from the sale of 3,730,695 Consideration Shares through September 28, 2014.

On October 14, 2014, the Company entered into an agreement with the investor whereby the remaining 1,069,305 Consideration Shares were to remain with the Company in exchange for the issuance of Series A Convertible Preferred Stock (see Note 6). As of February 28, 2015, the Company sold all remaining Consideration Shares for approximately $214,000 of gross proceeds and incurred a loss of approximately $42,000 on the holding and selling of the securities.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At February 29, 2016 and February 28, 2015, the warrant liability balances of $234,461 and $273,000, respectively, were classified as Level 3 instruments.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	Notes Payable Warrants	Series B Warrants	Total
Fair value, February 28, 2015:	$	$273,000	$273,000
Additions	311,057	-	311,057
Change in fair value:	(122,706)	(226,890)	(349,596)
Fair value, February 29, 2016:	$188,351	$46,110	$234,461

The Series B Warrants contain an adjustment clause affecting the exercise price of the Series B warrants, which may be reduced if the Company issues shares of common stock or convertible securities at a price below the then-current exercise price of the Series B warrants. As a result, we determined that the Series B warrants were not indexed to the Company’s common stock and therefore should be recorded as a derivative liability. The Series B Warrants were measured at fair value on the issuance date using a Monte Carlo simulation and will be re-measured to fair value at each balance sheet date, and any resultant changes in fair value will be recorded in earnings. The Monte Carlo simulation as of February 29, 2016 and February 28, 2015 used the following assumptions: (1) a stock price of $1.80 and $10.50, respectively; (2) a risk free rate of 1.08% and 1.50%, respectively; (3) an expected volatility of 134% and 125%, respectively; and (4) a fundraising event to occur on May 15, 2016 and September 30, 2015, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of the Promissory Note on July 31, 2015, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock.  The warrant was issued on July 31, 2015, is exercisable at $8.25 per share and expires on July 31, 2020. The warrant contains a full-ratchet anti-dilution price protection provision that requires liability treatment. The fair value of the warrant at February 29, 2016 and July 31, 2015 was determined to be $64,438 and $150,544, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of February 29, 2016 and July 31, 2015 used the following assumptions: (1) stock price of $1.80 and $3.90, respectively; (2) a risk free rate of 1.13% and 1.58%, respectively; (3) an expected volatility of 134% and 128%, respectively; and (4) a fundraising event to occur on May 15, 2016 and November 30 2015, respectively, that would result in the issuance of additional common stock.

In connection with the Note Amendment on February 12, 2016, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock. The warrant was issued on February 12, 2016, is exercisable at $8.25 per share and expires on February 11, 2021. The warrant contains a full-ratchet anti-dilution price protection provision that requires liability treatment. The fair value of the warrant at February 29, 2016 and February 12, 2016 was determined to be $68,292 and $84,552, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of February 29, 2016 and February 12, 2016 used the following assumptions: (1) stock price of $1.80 and $2.35, respectively; (2) a risk free rate of 1.20% and 1.21%, respectively; (3) an expected volatility of 134% and 134%, respectively; and (4) a fundraising event to occur on May 15, 2016 that would result in the issuance of additional common stock.

In connection with the issuance of OID Notes in February 2016, the Company issued warrants to purchase an aggregate of 36,367 shares of common stock.  These warrants were issued on between February 12 and 22, 2016, are exercisable at $8.25 per share and expire between February 11 and 21, 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment. The fair value of these warrants at February 29, 2016 and at issuance between February 12 and 22, 2016 was determined to be $55,621 and $75,961, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of February 29, 2016 and between February 12 and 22, 2016 used the following weighted-average assumptions: (1) stock price of $1.80 and $2.37, respectively; (2) a risk free rate of 1.21% and 1.22%, respectively; (3) an expected volatility of 134% and 134%, respectively; and (4) a fundraising event to occur on May 15, 2016 that would result in the issuance of additional common stock.

At February 29, 2016 and February 28, 2015, the put exchange feature liability balances of $476,402 and $0, respectively, were classified as Level 3 instruments.

The following table sets forth the changes in the estimated fair value for our Level 3 classified put exchange feature liabilities:

	Promissory Note, as amended	OID Notes	Total
Fair value, February 28, 2015:	$-	$-	$-
Additions	331,546	134,841	466,387
Change in fair value:	8,433	1,582	10,015
Fair value, February 29, 2016:	$339,979	$133,259	$476,402

The Promissory Note issued on July 31, 2015, as amended on February 12, 2016, contains a Note Voluntary Exchange provision that is a contingent put that requires liability treatment (see Note 9). The fair value of this put exchange feature at issuance on July 31, 2015, on the amendment date of February 12, 2016 and at February 29, 2016 was determined to be $227,740, $103,806, and $339,979, respectively. The fair value was calculated using a probability weighted present value methodology. The significant inputs to the fair value model were 1) the timing of a qualified offering expected to incur in November 2015 at July 31, 2015 and May 2016 at both February 12 and 29, 2016 2) the combined probability of both a qualified offering and a voluntary exchange to occur, which was determined to be 100% at July 31, 2015 and 81% at both February 12 and 29, 2016 and 3) a discount rate of 18%, approximating high yield distressed debt rates, used for all measurement dates.

The OID Notes issued between February 12 and 22, 2016 contain an OID Note Voluntary Exchange provision that is a contingent put that requires liability treatment (see Note 9). The fair value of this put exchange feature at issuance between February 12 and 22, 2016 and at February 29, 2016 and was determined to be $134,841 and $133,259, respectively, as calculated using a probability weighted present value methodology. The significant inputs to the fair value model at all measurement dates were 1) the timing of a qualified offering expected to incur in May 2016, 2) the combined probability of both a qualified offering and a voluntary exchange to occur, which was determined to be 71% and 3) a discount rate of 18%, approximating high yield distressed debt rates.

NOTE 14 – EQUIPMENT

Equipment consists of the following:

	Estimated Useful lives	February 29, 2016	February 28, 2015
Research equipment	7 years	$590,373	$548,991
Computer and software equipment	5 years	76,075	73,704
		666,448	622,695
Accumulated depreciation and amortization		(169,396)	(96,089)
Equipment, net		$497,052	$526,606

Depreciation of equipment utilized in research and development activities is included in research and development expenses. All other depreciation is included in general and administrative expense. Total depreciation and amortization expense was $96,188 and $61,897 for the years ended February 29, 2016 and February 28, 2015, respectively.

On March 26, 2014, we entered into an agreement to finance the purchase of research equipment for a purchase price of $318,603. The terms of the agreement required a down payment of $20,520 and 36 monthly payments of approximately $10,260. The agreement further required a security deposit of $238,952, which will be refunded to the Company in three equal installments upon the payment of the twelfth, the twenty-fourth and the thirty-sixth monthly payments. This security deposit has been satisfied by the Company. As further security, a personal guaranty was required of our chief executive officer. Effective July 8, 2015, we prepaid all the remaining installments due under the agreement through application of the security deposit.

NOTE 15 – RELATED PARTY TRANSACTIONS

Financial Advisory

During the year ended February 28, 2015, we paid a shareholder an aggregate of $40,000 of consulting fees for financial advisory services.

ASET Therapeutics Memorandum of Understanding and License Agreement

Between July and November 25, 2014, we entered into agreements with ASET, a private third party entity affiliated with one of our directors, Dr. David Epstein (see Note 4). On May 21, 2015, Dr. David Epstein resigned from our Board.

NOTE 16 – INCOME TAXES

During the fiscal years ended February 29, 2016, and February 28, 2015, MetaStat incurred net losses and, therefore, has no tax liability.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:

	February 29, 2016	February 28, 2015
Income tax benefit at the federal statutory rate	34%	34%
Permanent differences	(2)%	(3)%
Increase in valuation allowance	(32)%	(31)%

Provision for income tax	0%	0%

At February 29, 2016, and February 28, 2015, deferred tax assets (liabilities) consisted of the following:

	February 29,	February 28,
	2016	2015
Accrued compensation	$87,969	$
Accrued interest	23,520
Net operating loss carryovers	5,555,259	4,058,611
Research and development credits	130,422
Capital loss carryover	25,421
Stock compensation	1,491,106	1,183,918
	7,313,697	5,242,529
Depreciation	(76,987)	(10,273)
	7,236,710	5,232,256
Less: Valuation allowance	(7,236,710)	(5,232,256)
Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period as well as the period in which those temporary differences become deductible. Management considers the reversal of taxable temporary differences, projected taxable income and tax planning strategies in making this assessment. Based upon historical losses and the possibility of continued taxable losses over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets and thus recorded a valuation allowance against the entire net deferred tax asset balance. The valuation allowance increased by approximately $2.0 million and $1.5 million in the years ended February 29, 2016 and February 28, 2015, respectively.

At February 29, 2016, the cumulative federal and state net operating loss carry-forwards are approximately $14.7 million and $10.4 million, respectively and, and will expire between 2029 and 2035.

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

The Company records interest and penalties related to unrecognized tax benefits within income tax expense.  The Company had not accrued any interest or penalties related to unrecognized benefits.  No amounts were provided for unrecognized tax benefits attributable to uncertain tax positions as of February 29, 2016 and February 28, 2015. The Company is no longer subject to Federal income tax assessment for years before 2011.  However, since the Company has incurred net operating losses every year since inception, all of its income tax returns are subject to examination and adjustments by the Internal Revenue Service for at least three years following the year in which the tax attributes are utilized.

NOTE 17 – SUBSEQUENT EVENTS

Lease Agreement

Effective April 6, 2016, the Company entered into an amendment to the Boston Lease (the “Boston Lease Amendment”), whereby the Company extended the term by one year from September 1, 2016 to August 31, 2017. The basic rent payable under the Boston Lease Amendment is $17,164 per month plus additional monthly payments, including tax payments and operational and service costs.

Appointment of New Director

Effective as of April 25, 2016, Jerome B. Zeldis, M.D., Ph.D. was appointed to the Company's Board and will serve as Vice Chairman of the Board. Dr. Zeldis is currently the chief medical officer of Celgene Corporation and the chief executive officer of Celgene Global Health. The Board has agreed to grant Dr. Zeldis an aggregate of 100,000 non-qualified stock options. The stock options shall provide for vesting as follows: (i) 50% or 50,000 shares shall vest as follows: (a) 16,668 shares on the first anniversary of the grant date, (b) 16,666 shares on the second anniversary of the grant date, and (c) 16,666 on the third anniversary of the grant date, and (ii) the remaining 50% or 50,000 shares shall vest upon the consummation of a business development or similar joint venture transaction with a strategic partner that contains a minimum upfront payment to the Company of at least $10 million within 18 months of appointment or October 25, 2017.  The stock options shall be granted on the date of closing of the Company’s next equity or equity-linked financing (the “Offering”) and provide for an exercise price equal to the effective price per share of the Offering, provided, however, in the event the closing price of the Company’s common stock on the grant date is greater than the effective price per share in the Offering, then the exercise price shall equal the closing price of the Company’s common stock on the grant date.

Consulting Services

Effective as of April 26, 2016, the Company entered into consulting agreement with a consultant to provide business advisory services, including public relations and market awareness for a two-month term (the “Services”). The Consultant will be issued 25,000 shares of restricted common stock for the Services and to settle $32,000 of accounts payable.

Common Stock and Warrant Financing

On May 26, 2016, the Company entered into a subscription agreement (the “Subscription Agreement”) with a number of accredited investors (collectively, the “Investors”) pursuant to which the Company may sell up a maximum of (the “Maximum Offering”) 500 units or $5,000,000, subject to increase of the Maximum Offering by up to 225 units or $2,250,000, with each unit consisting of (i) 5,000 shares of common stock, and (ii) and five-year warrants (the “Warrants”) to purchase 2,500 shares of common stock (the “Warrant Shares”), at a purchase price of $3.00 per share. The offering price is $10,000 per unit.

Pursuant to the initial closing of the private placement under the Subscription Agreement, the Company issued an aggregate of 200 units consisting of an aggregate of 100,000 shares of common stock and 50,000 Warrants for an aggregate purchase price of $200,000. After deducting placement agent fees and other offering expenses, the Company received net proceeds of approximately $162,000. Additionally, the Company will issue an aggregate of 10,000 placement agent warrants in substantially the same form as the Warrants.

Pursuant to a registration rights agreement entered into by the parties, the Company has agreed to file a registration statement with the SEC providing for the resale of the shares of common stock and the Warrant Shares issued pursuant to the private placement on or before the date which is ninety (90) days after the date of the final closing of the private placement.  The Company will use its commercially reasonable efforts to cause the registration statement to become effective within one hundred fifty (150) days from the filing date.