Form 10-Q
period 2016-05-31
MetaStat, Inc.
filed 2016-07-14
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of July 13, 2016, there were 2,178,353 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MetaStat, Inc.
Condensed Consolidated Balance Sheets

	May 31, 2016	February 29, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$154,294	$363,783
Note receivable	125,000	125,000
Prepaid expenses	192,492	33,121
Total Current Assets	471,786	521,904

Equipment
(net of accumulated depreciation of $193,162
and $169,396 respectively)	473,286	497,052
Refundable deposits	43,600	43,600

TOTAL ASSETS	$988,672	$1,062,556

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable	$947,216	$746,144
Accrued expense	366,697	214,311
Notes payable (net of debt discount of $538,620 and $743,282, respectively)	1,974,277	1,533,120
Accrued interest payable	80,000	56,000
Accrued dividends on Series B Preferred Stock	49,283	48,317
Total Current Liabilities	3,417,473	2,597,892

Warrant liability	284,178	234,461
Total Liabilities	3,701,651	2,832,353

STOCKHOLDERS' DEFICIT

Series A convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 874,257 and 874,257 issued and outstanding, respectively)	87	87
Series B convertible preferred stock ($0.0001 par value; 1,000 shares authorized; 672 and 659 shares issued and outstanding, respectively)	-	-
Common Stock, ($0.0001 par value; 150,000,000 shares authorized; 1,976,201 and 1,851,201 shares issued and outstanding, respectively)	198	185
Additional paid-in-capital	21,883,853	21,607,259
Accumulated deficit	(24,597,117)	(23,377,328)
Total stockholders' deficit	(2,712,979)	(1,769,797)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$988,672	$1,062,556

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	May 31, 2016	May 31, 2015

Revenue	$-	$-
Total Revenue	-	-

Operating Expenses
General & administrative	555,681	948,895
Research & development	271,123	219,327
Total Operating Expenses	826,804	1,168,222

Other Expenses (income)
Interest expense	304,646	4,917
Other income, net	(267)	(169)
Change in fair value of warrant liability	34,492	(136,500)
Change in fair value of put embedded in notes payable	53,999	-
Settlement expense	115	38,437
Total Other Expenses (Income)	392,985	(93,315)

Net Loss	$(1,219,789)	$(1,074,907)

Loss attibutable to common shareholders and loss per common share:

Net loss	(1,219,789)	(1,074,907)

Deemed dividend on Series B Preferred Stock issuance	(708,303)	(1,067,491)
Accrued dividend on Series B Preferred Stock	(73,442)	(55,262)

Loss attibutable to common shareholders	$(2,001,534)	$(2,197,660)

Net loss per share, basic and diluted	$(1.08)	$(1.21)

Weighted average of shares outstanding, basic and diluted	1,847,140	1,809,257

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	May 31, 2016	May 31, 2015
Cash Flows from Operating Activities:
Net loss	$(1,219,789)	$(1,074,907)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Depreciation	23,766	24,845
Share-based compensation	119,086	207,112
Amortization of debt discount	279,593	-
Change in fair value of warrant liability	34,492	(136,500)
Change in fair value of put embedded in notes payable	53,999	-
Net changes in assets and liabilities:
Prepaid expenses	(971)	(13,862)
Refundable deposit	-	(2,100)
Accounts payable and accrued expenses	266,299	96,496
Interest payable	24,000	(2,351)
Net Cash used in Operating Activities	(419,525)	(901,267)

Cash Flows from Investing Activities:
Purchase of equipment	-	(97,922)
Net Cash used in Investing Activities	-	(97,922)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	125,000	-
Payment of debt issuance costs	(2,210)	-
Proceeds from issuance of common stock and warrants, net	126,487	-
Proceeds from issuance of Series B preferred stock and warrant, net	-	1,945,244
Common stock and warrant cancellation settlement	-	(111,563)
Payment of capital lease obligation	-	(23,999)
Payment of short-term debt	(39,241)	(35,750)
Net Cash provided by Financing Activities	210,036	1,773,932

Net (decrease) increase in cash and cash equivalents	(209,489)	774,743

Cash and cash equivalents:
Cash at the beginning of the period	363,783	257,820
Cash at the end of the period	$154,294	$1,032,563

Supplemental Disclosure of Non-cash Financing Activities:
Warrant liability associated with note payable	$15,225	$-
Deemed dividend related to Series B Preferred Stock BCF adjustment for conversion price adjustment	$708,303	$-
Series B Preferred PIK dividend	$72,476	$26,498
Series B Preferred Stock accrued dividends	$73,442	$55,262
Issuance of common stock as payment of accounts payable	$32,000	$-
Financing of insurance premium through notes payable	$158,400	$107,250
Reclassification of equipment to assets held for sale	$-	$85,196
Warrants issued to placement agents	$15,400	$158,441

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

These interim unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and should be read in conjunction with, the Company’s audited consolidated financial statements and related footnotes for the year ended February 29, 2016 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on May 31, 2016. These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of May 31, 2016 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses of $24,597,117 as of May 31, 2016, has a negative working capital and has not generated revenues or positive cash flows from operations. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Subsequent to May 31, 2016, the Company completed a second and final closing of the 2016 Unit Private Placement (as defined in Note 3), whereby the Company issued an aggregate of 29.5 units for 147,500 shares of common stock and five-year common stock purchase warrants to purchase 73,750 shares of common stock with an exercise price of $3.00 per share for aggregate gross proceeds of $295,000 and net proceeds of $263,778. Following the first and second closings of the 2016 Unit Private Placement, the Company received net proceeds of approximately $390,000 after deducting placement agent fees and other offering expenses, including legal expenses. See Note 10 – Subsequent Events for more details on this transaction.

NOTE 2 – CAPITAL STOCK

The Company has authorized 160,000,000 shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 10,000,000 are shares of “blank-check” preferred stock.

Our Board is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of common stock. The preferred stock could be utilized as a method of discouraging, delaying or preventing a change in control of the Company.

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

Ranking

The Series B Preferred Stock will rank senior to the Series A Preferred Stock and common stock with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company.

Stated Value

Each share of Series B Preferred Stock will have a stated value of $5,500, subject to adjustment for stock splits, combinations and similar events (the “Stated Value”).

Dividends

Cumulative dividends on the Series B Preferred Stock accrue at the rate of 8% of the Stated Value per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year, from and after the date of the initial issuance.  Dividends are payable in kind in additional shares of Series B Preferred Stock valued at the Stated Value or in cash at the sole option of the Company. At May 31, 2016 and February 29, 2016, the dividend payable to the holders of the Series B Preferred stocks amounted to $49,283 and $48,317, respectively. During the three months ended May 31, 2016 and 2015, the Company issued 13.1771 and 4.818 shares of Series B Preferred Stock, respectively, for payment of dividends amounting to $72,475 and $26,498.

Liquidation Rights

If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Series A Preferred Stock or common stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. At May 31, 2016 and February 29, 2016, the value of the liquidation preference of the Series B Preferred Stock aggregated to approximately $3,700,000 and $3,700,000, respectively.

Conversion; Anti-Dilution Adjustments

Each share of Series B Preferred Stock will be convertible at the holder’s option into common stock in an amount equal to the Stated Value plus accrued and unpaid dividends thereon through the conversion date divided by the then applicable conversion price. The initial conversion price was $8.25 per share (the “Series B Conversion Price”) and is subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of common stock, or mergers or reorganizations, as well as “full ratchet” anti-dilution adjustments for future issuances of other Company securities (subject to certain standard carve-outs) at prices less than the applicable Series B Conversion Price.

The issuance of shares of common stock pursuant to the 2016 Unit Private Placement (as defined in Note 3) triggered the full ratchet anti-dilution price protection provision of the Series B Preferred Stock. Accordingly, the Series B Conversion Price was adjusted from $8.25 to $2.00 per share. See Note 3 for the accounting treatment of the conversion price adjustment.

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

See Note 3 for the accounting treatment of the Series B Preferred Stock.

NOTE 3 – EQUITY ISSUANCES

Common stock financing – the 2016 Unit Private Placement

During the three months ended May 31, 2016, the Company entered into a subscription agreement pursuant to a private placement (the “2016 Unit Private Placement”) with a number of accredited investors pursuant to which the Company issued an aggregate of 20 units consisting of an aggregate of 100,000 shares of common stock and five-year warrants to purchase 50,000 shares of common stock at a purchase price of $3.00 per share (the “Warrants”) for an aggregate purchase price of $200,000. After deducting placement agent fees and other offering expenses, including legal expenses, net proceeds amounted to approximately $126,000. Additionally, the Company issued an aggregate of 10,000 placement agent warrants in substantially the same form as the Warrants.

Pursuant to a registration rights agreement entered into by the parties, the Company agreed to file a registration statement with the SEC providing for the resale of the shares of common stock and the shares of common stock underlying the Warrants issued pursuant to the 2016 Unit Private Placement on or before the date which is forty-five (45) days after the date of the final closing of the 2016 Unit Private Placement.  The Company will use its commercially reasonable efforts to cause the registration statement to become effective within one hundred fifty (150) days from the filing date. The Company has received a waiver from a majority of the 2016 Unit Private Placement investors extending the filing date of the registration statement to no later than September 30, 2016.

Issuances of common stock for services

During the three months ended May 31, 2015, the Company issued an aggregate of 21,334 shares of common stock to consultants for services that vested immediately. The fair value of the shares amounted to $133,406 on the grant dates, which was recognized into general and administrative expense during the three months ended May 31, 2015.

During the three months ended May 31, 2016, the Company issued an aggregate of 25,000 shares of common stock to a consultant for services that vested over a two-month term and to settle $32,000 of accounts payable. The fair value of the shares amounted to $46,250 on the grant date, of which $14,250 was recognized into general and administrative expense during the three months ended May 31, 2016.

Settlement

On April 1, 2015, the Company entered into a settlement agreement to settle a dispute with two affiliated security holders in which the Company paid $150,000, in exchange for the cancellation of all Company securities held by such parties, which included an aggregate of 10,728 shares of common stock, 1,667 common stock purchase warrants with an exercise price of $31.50 and 5,001 common stock purchase warrants with an exercise price of $22.50 Additionally, the Company reimbursed $3,000 of legal expenses to the two affiliated security holders. The Company recorded the fair value of the instruments as a reduction of equity as equity instruments were cancelled and recognized a settlement expense of $38,437 for the excess of the amount paid over the fair value of the cancelled equity instruments.

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

Pursuant to the closings of the Series B Private Placement in March 2015, the Company issued 387.4088 shares of Series B Preferred Stock convertible into 3,874,088 shares of common stock and Series A Warrants to purchase 193,708 shares of common stock for an aggregate purchase price of $2,130,750, of which $18,000 represents the exchange of stock-based compensation to a consultant that was to be settled in shares of common stock and was settled in Series B Preferred Stock and Series A Warrants. As a result of the exchange, the Company recorded an additional $12,695 of stock-based compensation.

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

Accounting for the Series B Preferred Stock

The Company determined the Series B Preferred Stock should be classified as equity as it is not mandatorily redeemable, and there are no unconditional obligations in that the Company must or may settle in a variable number of its equity shares.

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

Any contingent beneficial conversion features will be recognized upon the occurrence of the contingent events based on its intrinsic value at the commitment date.

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

After allocation of the proceeds, the effective conversion price of the Series B Preferred Stock was determined to be beneficial and, as a result, the Company recorded a non-cash deemed dividend of $1,067,491 equal to the intrinsic value of the beneficial conversion feature since the Series B Preferred Stock was immediately convertible.

Deemed Dividend due to Conversion Price Adjustment

During the three months ended May 31, 2016, as a result of the adjustment of the Series B Conversion Price from $8.25 to $2.00 per share due to the 2016 Unit Private Placement, the Company recorded a non-cash deemed dividend, amounting to $708,303.  The expense was measured at the intrinsic value of the beneficial conversion feature for each issuance of Series B Preferred Stock in the Series B Private Placement and was limited to the amount of Series B Preferred Stock allocated proceeds less previously recognized beneficial conversion features.

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

If the Registration Statement has not been filed with the SEC on or before the Filing Date, the Company shall, on the business day immediately following the Filing Date, and each 15th day thereafter, make a payment to the Series B Investors as partial liquidated damages for such delay (together, the “Late Registration Payments”) equal to 2.0% of the purchase price paid for the Series B Preferred Stock then owned by the Series B Investors for the initial 15 day period and 1.0% of the purchase price for each subsequent 15 day period until the Registration Statement is filed with the SEC.  Late Registration Payments will be prorated on a daily basis during each 15-day period and will be paid to the Series B Investors by wire transfer or check within five business days after the end of each 15-day period following the Filing Date.

The Company filed the Registration Statement on Form S-1 with the SEC on April 10, 2015, and as a result no penalty was incurred.

NOTE 4 – STOCK OPTIONS

During the three months ended May 31, 2015, the Company issued options to purchase 6,667 shares of common stock at $11.25 per share to a consultant. The options vest upon achieving certain performance-based milestones and expire on March 1, 2025. The Company will measure the fair value of these options with vesting contingent on achieving certain performance-based milestones and recognize the compensation expense when vesting becomes probable.  The fair value will be measured using a Black-Scholes model. During the three months ended May 31, 2015, 1,667 of these options with an aggregate fair value of $8,000 vested based on achieving certain milestones.

During the three months ended May 31, 2015, the Company issued options to purchase 80,000 shares of common stock at $8.25 per share to non-executive members of its Board. The options vest in three equal installments on each of May 18, 2016, May 18, 2017, and May 18, 2018 and expire on May 18, 2025. These options had a total fair value of $388,000 as calculated using the Black-Scholes model.

During the three months ended May 31, 2016, the Company issued options to purchase 50,000 shares of common stock at $2.19 per share to a non-executive member of its Board. These 50,000 options vest in three equal installments on each of May 26, 2017, May 26, 2018, and May 26, 2019 and expire on May 26, 2026. These options had a total fair value of $86,500 as calculated using the Black-Scholes model.

During the three months ended May 31, 2016, the Company issued options to purchase 50,000 shares of common stock at $2.19 per share to a non-executive member of its Board for performing other services. These 50,000 options vest upon achieving a certain milestone and expire on May 26, 2026. These options will be measured and recognized when vesting becomes probable.

The weighted average inputs to the Black-Scholes model used to value the stock options granted during the three months ended May 31, 2016 and 2015 are as follows:

	May 31, 2016	May 31, 2015
Expected volatility	100%	123%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.65%	1.88%
Expected Term	6.00 years	6.08 years

For the three months ended May 31, 2016, the Company recognized $104,836 of compensation expense related to stock options, of which $87,628 was recognized in general and administrative expenses and $17,208 in research and development expenses.

For the three months ended May 31, 2015, the Company recognized $38,240 of compensation expense related to stock options, which was recognized in general and administrative expenses.

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at February 29, 2016	426,976	$14.45	$-	7.98
Granted	100,000	2.19	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding and expected to vest at May 31, 2016	526,976	$12.12	$-	8.16
Exercisable at May 31, 2016	214,243	$18.28	$-	6.63

The following table breaks down exercisable and unexercisable common stock options by exercise price as of May 31, 2016:

Exercisable			Unexercisable
Number of Options	Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Exercise Price	Weighted Average Remaining Life (years)
-	$2.19	-	100,000	$2.19	9.99
13,875	$3.55	9.68	41,625	$3.55	9.68
1,068	$8.10	8.67	-	$8.10	-
75,003	$8.25	4.36	106,	$8.25	9.00
52,434	$10.20	5.61	-	$10.20	-
3,334	$11.25	8.97	3,333	$11.25	8.97
8,890	$16.50	8.38	31,110	$16.50	8.38
14,735	$22.50	8.16	30,000	$22.50	7.55
44,904	$48.75	6.85	-	$48.75	-
214,243	$18.28	6.63	312,733	$7.91	9.21

As of May 31, 2016, we had approximately $353,000 of unrecognized compensation related to employee and consultant stock options that are expected to vest over a weighted average period of 1.43 years and, approximately $272,000 of unrecognized compensation related to employee stock options whose recognition is dependent on certain milestones to be achieved.  Additionally, there were 93,333 stock options with a performance vesting condition that were granted to consultants which will be measured and recognized when vesting becomes probable.

NOTE 5 – WARRANTS

For the three months ended May 31, 2015, the Company issued an aggregate of 193,708 Series A Warrants in connection with the issuances of Series B Preferred Stock in March 2015, referenced in Note 3. These Series A Warrants were issued on March 27 and 31, 2015, are exercisable at $10.50 per share and expire on March 31, 2020. The Series A Warrants vest immediately. The Series A Warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

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

For the three months ended May 31, 2015, the Company issued an aggregate of 1,251 warrants to a consultant for services. These warrants were issued on May 31, 2015 and expire on May 31, 2020. 556 of such warrants are exercisable at $15.00 per share and 695 of such warrants are exercisable at $18.75 per share. These warrants vest immediately. The fair value of these warrants was determined to be $4,771, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.49%; (2) an expected term of 5.0 years; (3) an expected volatility of 124%; and (4) zero expected dividends. For the three months ended May 31, 2015, the Company recognized $4,771 of stock-based compensation for these warrants.

For the three months ended May 31, 2015, 1,668 common stock purchase warrants with an exercise price of $31.50 and 5,001 common stock purchase warrants with an exercise price of $22.50 were repurchased and cancelled as part of a settlement of a dispute with two affiliated security holders (see Note 3).

For the three months ended May 31, 2016, the Company issued warrants to purchase an aggregate of 9,092 shares of common stock in connection with the issuance of the OID Notes pursuant to the March 2016 OID Note Purchase Agreements dated between March 3 and 15, 2016, referenced in Note 6. These warrants were initially exercisable at $8.25 per share and expire between March 3 and 15, 2021. These warrants vested immediately. These warrants contained an anti-dilution price protection provision, which required the warrants to be recorded as derivative warrant liability. Such clause will lapse upon completion of a Qualified Offering, as defined in the warrant agreement. These warrants were recorded as a debt discount based on their fair value.

For the three months ended May 31, 2016, the Company issued warrants to purchase an aggregate of 50,000 shares of common stock in connection with the issuance of common stock pursuant to the 2016 Unit Private Placement referenced in Note 3. These warrants are exercisable at $3.00 per share and expire on May 26, 2021. These warrants vested immediately. These warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at February 29, 2016	913,514	$14.56	$-	3.14
Granted	69,092	3.69	-	-
Cancelled	14,672	21.00	-	-
Outstanding at May 31, 2016	967,934	$12.84	$-	3.08

Warrants exercisable at May 31, 2016 are:

Exercise Prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$2.00	89,095	4.45	89,095
$2.20	43,636	4.70	43,636
$3.00	60,000	4.99	60,000
$8.25	39,468	3.93	39,468
$10.20	14,668	0.46	14,668
$10.50	344,005	3.84	344,005
$13.65	99,826	0.67	99,826
$15.00	556	4.00	556
$18.75	695	4.00	695
$21.00	23,334	0.75	23,334
$22.50	219,754	2.05	219,754
$31.50	29,830	1.87	29,830
$37.50	1,733	1.62	1,733
$45.00	1,334	0.67	1,334
	967,934	3.08	967,934

NOTE 6 – NOTE PAYABLE

Promissory Note and Promissory Note Amendment

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

The Promissory Note matures on July 31, 2016, accrues interest at a rate of eight percent (8%) per annum and may be prepaid by the Company at any time prior to the maturity date without penalty or premium.  The Note Holder has the right at its option to exchange (the “Note Voluntary Exchange”) the outstanding principal balance of the Promissory Note plus the Conversion Interest Amount (as defined below) into such number of securities to be issued in a Public Offering (as defined below). Upon effectuating such Note Voluntary Exchange, the Note Holder shall be deemed to be a purchaser in the Public Offering. ”Public Offering” means a registered offering of equity or equity-linked securities resulting in gross proceeds of at least $5.0 million to the Company; and “Conversion Interest Amount” means interest payable in an amount equal to all accrued but unpaid interest assuming the Promissory Note had been held from the issuance date to the maturity date.  In the event the Company completes a Public Offering and the Note Holder elected not to effectuate the Note Voluntary Exchange, then the Company shall promptly repay the outstanding principal amount of the Promissory Note plus all accrued and unpaid interest following completion of the Public Offering.

The Note Warrant contains an adjustment clause affecting its exercise price, which may be reduced if the Company issues shares of common stock or convertible securities at a price below the then-current exercise price of the Note Warrant. As a result, we determined that the Note Warrant was not indexed to the Company’s common stock and therefore should be recorded as a derivative liability. The detachable Note Warrant issued in connection with the Promissory Note was recorded as a debt discount based on its fair value (see Note 7 for fair value measurement). The adjustment clause lapses upon listing of the Company’s common stock on a national stock exchange such as the NASDAQ, New York Stock Exchange or NYSE MKT.

The Company evaluated the Note Voluntary Exchange provision, which provides for settlement of the Promissory Note at an 8% premium to the Promissory Note’s stated principal amount, in accordance with ASC 815-15-25. The Voluntary Exchange provision is a contingent put that is not clearly and closely related to the debt host instrument and therefore was initially bifurcated and measured at fair value and recorded as a derivative liability in the consolidated balance sheet.  The derivative liability will be measured at fair value on an ongoing basis, with changes in fair value recognized in the statement of operations. The proceeds of the Note Private Placement were first allocated to the fair value of the Note Warrant in the amount of $150,544 and to the fair value of the Note Voluntary Exchange provision in the amount of $227,740, with the difference of $821,716 representing the initial carrying value of the Promissory Note. Further, approximately $105,000 of debt issuance cost was recorded as additional debt discount at issuance.

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

Additionally, pursuant to the Note Amendment, the Note Voluntary Exchange was modified to effect a voluntary exchange of $600,000 principal amount (“Initial Exchange Principal Amount”) of the Promissory Note plus the Initial Conversion Interest Amount into a Qualified Offering (as defined below) or Public Offering. “Initial Conversion Interest Amount” shall mean interest payable in an amount equal to all accrued but unpaid interest assuming the Initial Exchange Principal Amount has been held from the issuance date to the original maturity date of July 31, 2016 (for the avoidance of doubt, such amount that is calculated using the following formula: (a) 8% multiplied by the Initial Exchange Principal Amount ($600,000), multiplied by (b) the actual number of days elapsed in a year of three hundred and sixty-five (365) days, which amount shall equal $48,000 in the aggregate). “Qualified Offering” means one or a series of offerings of equity or equity-linked securities resulting in aggregate gross proceeds of at least $2,000,000 to the Company.

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

The Amendment Warrant contains an adjustment clause affecting its exercise price, which may be reduced if the Company issues shares of common stock or convertible securities at a price below the then-current exercise price of the Amendment Warrant. As a result, the Company determined that the Amendment Warrant was not indexed to the Company’s common stock and therefore should be recorded as a derivative liability. The fair value of the detachable Amendment Warrant issued in connection with the Note Amendment was recorded as a debt discount. The adjustment clause lapses upon the Company completing a Qualified Offering.

Accordingly, the Company recorded a debt discount related to the warrant liability of $84,552 and a debt discount related to the Voluntary Exchange of $103,806.

During the three months ended May 31, 2016, the Company recognized $138,003 of interest expense related to the Promissory Note, as amended, including amortization of debt discount of $114,003 and accrued interest expense of $24,000. Additionally, the Company recognized a loss of $28,676 in the three months ended May 31, 2016 due to the change in estimated fair value of the Voluntary Exchange provision.

OID Notes

In February 2016, the Company entered into an OID note purchase agreement dated February 12, 2016 (the “February 2016 OID Note Purchase Agreement”) in a private placement (the “OID Note Private Placement”) with various accredited investors (the “OID Note Holders”). Pursuant to the OID Note Purchase Agreement, the Company may issue and sell non-convertible OID promissory notes (the “OID Notes”) up to an aggregate purchase price of $1,000,000 (the “Purchase Price”) and warrants (the “OID Warrants”) to purchase 7,273 shares of the Company’s common stock for every $100,000 of Purchase Price. The OID Notes shall have an initial principal balance equal to 120% of the Purchase Price (the “OID Principal Amount”). Pursuant to the February 2016 OID Note Purchase Agreement, the Company received an aggregate Purchase Price of $500,000 and issued OID Notes in the aggregate OID Principal Amount of $600,000 and OID Warrants to purchase an aggregate of 36,367 shares of the Company’s common stock.

During the three months ended May 31, 2016, the Company entered into OID note purchase agreements between March 4 and 15, 2016 (the “March 2016 OID Note Purchase Agreements”) with various accredited investors. Pursuant to the March 2016 OID Note Purchase Agreements, the Company issued OID Notes with an aggregate Purchase Price of $125,000 and OID Warrants to purchase 9,902 shares of the Company’s common stock. The OID Notes issued in March 2016 have an OID Principal Amount equal to $150,000 or 120% of the Purchase Price.

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

Each OID Note Holder has the right at its option to act as a purchaser in a Qualified Offering and, in lieu of investing new cash subscriptions, mechanically effect a voluntary exchange (the “OID Note Voluntary Exchange”) of the OID Principal Amount of the OID Notes into such number of securities to be issued in a Qualified Offering. Upon effectuating such OID Voluntary Exchange, the OID Note Holders shall be deemed to be purchasers in the Qualified Offering. The Company evaluated the OID Note Voluntary Exchange provision, which provides for settlement of the OID Notes at the OID Principal Amount in accordance with ASC 815-15-25. The Company determined the OID Note Voluntary Exchange provision is a contingent put that is not clearly and closely related to the debt host instrument and therefore was initially separately measured at fair value and will be measured at fair value on an ongoing basis, with changes in fair value recognized in the statement of operations.

The OID Warrants contain an adjustment clause affecting their exercise price, which may be reduced if the Company issues shares of common stock or convertible securities at a price below the then-current exercise price of the OID Warrants. As a result, we determined that the OID Warrants were not indexed to the Company’s common stock and therefore should be recorded as a derivative liability. The detachable OID Warrants issued in connection with the OID Notes were recorded as a debt discount based on their fair value (see Note 7 for fair value measurement). The adjustment clause lapses upon the Company completing the Qualified Offering.

Pursuant to the March 2016 closings of the OID Note Private Placement, the OID Principal Amount was first allocated to the fair value of the OID Warrants in the amount of $15,225, next to the value of the original issuance discount in the amount of $25,000, then to the fair value of the OID Note Voluntary Exchange provision in the amount of $32,497, and lastly to the debt discount related to offering costs of $2,210 with the difference of $75,069 representing the initial carrying value of the OID Notes issued in March 2016.

During the three months ended May 31, 2016, the Company recognized $165,590 of interest expense related to the OID Notes, including amortization of debt discount. Additionally, the Company recognized a loss of $25,323 in the three months ended May 31, 2016 due to the change in estimated fair value of the OID Note Voluntary Exchange provision.

The following table summarizes the notes payable:

	Note Payable	Discount	Voluntary Exchange Feature	Note Payable, Net
February 29, 2016 balance	$1,800,000	$(743,282)	$476,402	$1,533,120
Issuance of Note	150,000	(74,932)	32,497	107,565
Amortization of debt discount	-	279,593	-	279,593
Change in value	-	-	53,999	53,999
May 31, 2016 balance	$1,950,000	$(538,621)	$562,898	$1,974,277

NOTE 7 – FAIR VALUE MEASUREMENTS

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At May 31, 2016 and February 29, 2016, the warrant liability and put exchange feature liability balances were classified as Level 3 instruments.

Derivative Warrant Liability

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	Note Payable Warrants	Series B Warrants	Total
Fair value at February 29, 2016	$188,351	$46,110	$234,461
Additions	15,225	-	15,225
Change in fair value:	31,636	2,856	34,492
Fair value at May 31, 2016	$235,212	$48,966	$284,178

The Series B Warrants contain an adjustment clause affecting the exercise price of the Series B warrants, which may be reduced if the Company issues shares of common stock or convertible securities at a price below the then-current exercise price of the Series B warrants. As a result, we determined that the Series B warrants were not indexed to the Company’s common stock and therefore should be recorded as a derivative liability. The Series B Warrants were measured at fair value on the issuance date using a Monte Carlo simulation and will be re-measured to fair value at each balance sheet date, and any resultant changes in fair value will be recorded in earnings. The Monte Carlo simulation as of May 31, 2016 and February 29, 2016 used the following assumptions: (1) a stock price of $2.00 and $1.80, respectively; (2) a risk free rate of 1.17% and 1.08%, respectively; (3) an expected volatility of 136% and 134%, respectively; and (4) a fundraising event to occur on July 31, 2016 and May 15, 2016, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of the Promissory Note on July 31, 2015, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock.  The warrant was issued on July 31, 2015, was originally exercisable at $8.25 per share and expires on July 31, 2020. The warrant contains a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of this warrant was adjusted to $2.00 during the three months ended May 31, 2016. The fair value of the warrant at May 31, 2016 and February 29, 2016 was determined to be $79,127 and $64,438, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of May 31, 2016 and February 29, 2016 used the following assumptions: (1) stock price of $2.00 and $1.80, respectively; (2) a risk free rate of 1.23% and 1.13%, respectively; (3) an expected volatility of 136% and 134%, respectively; and (4) a fundraising event to occur on July 31, 2016 and May 15, 2016, respectively, that would result in the issuance of additional common stock.

In connection with the execution of the Note Amendment on February 12, 2016, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock. The warrant was issued on February 12, 2016, initially exercisable at $8.25 per share and expires on February 11, 2021. The warrant contains a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of this warrant was adjusted to $2.20 during the three months ended May 31, 2016. The fair value of the warrant at May 31, 2016 and February 29, 2016 was determined to be $78,576 and $68,292, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of May 31, 2016 and February 29, 2016 used the following assumptions: (1) stock price of $2.00 and $1.80, respectively; (2) a risk free rate of 1.32% and 1.20%, respectively; (3) an expected volatility of 136% and 134%, respectively; and (4) a fundraising event to occur on July 31, 2016 and May 15, 2016, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of OID Notes in February 2016, the Company issued warrants to purchase an aggregate of 36,367 shares of common stock.  These warrants were issued between February 12 and 22, 2016, were initially exercisable at $8.25 per share and expire between February 11 and 21, 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of these warrants were adjusted to $2.00 during the three months ended May 31, 2016. The fair value of these warrants at May 31, 2016 and February 29, 2016 was determined to be $60,750 and $55,621, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of May 31, 2016 and February 29, 2016 used the following weighted-average assumptions: (1) stock price of $2.00 and $1.80, respectively; (2) a risk free rate of 1.32% and 1.21%, respectively; (3) an expected volatility of 136% and 134%, respectively; and (4) a fundraising event to occur on July 31, 2016 and May 15, 2016, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of OID Notes in March 2016, the Company issued warrants to purchase an aggregate of 9,092 shares of common stock.  These warrants were issued between March 4 and 15, 2016, were initially exercisable at $8.25 per share and expire between March 4 and 15, 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of these warrants were adjusted to $2.00 during the three months ended May 31, 2016. The fair value of these warrants at May 31, 2016 and at issuance between March 4 and 15, 2016 was determined to be $16,760 and $15,225, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of May 31, 2016, and between March 4 and 15, 2016, used the following weighted-average assumptions: (1) stock price of $2.00 and $1.97, respectively; (2) a risk free rate of 1.33% and 1.41%, respectively; (3) an expected volatility of 136% and 136%, respectively; and (4) a fundraising event to occur on July 31, 2016 and July 31, 2016, respectively, that would result in the issuance of additional common stock.

Put Exchange Feature Liability

The following table sets forth the changes in the estimated fair value for our Level 3 classified put exchange feature liabilities:

	Promissory Note, as amended	OID Notes	Total
Fair value, February 29, 2016:	$339,979	$136,423	$476,402
Additions	-	32,497	32,497
Change in fair value:	28,676	25,323	53,999
Fair value, May 31, 2016:	$368,655	$194,243	$562,898

The Promissory Note issued on July 31, 2015, as amended on February 12, 2016, contains a Note Voluntary Exchange provision that is a contingent put that requires liability treatment (see Note 6). The fair value of this put exchange feature at February 29, 2016 and May 31, 2016 was determined to be $339,979 and $368,655, respectively. The fair value was calculated using a probability weighted present value methodology. The significant inputs to the fair value model were 1) the timing of a Qualified Offering expected to occur in May 2016 at February 29, 2016 and July 31, 2016 at May 31, 2016; 2) the combined probability of both a Qualified Offering and a voluntary exchange to occur, which was determined to be 71% at both February 29 and May 31, 2016 and 3) a discount rate of 18%, approximating high yield distressed debt rates, used for all measurement dates.

The OID Notes issued contain an OID Note Voluntary Exchange provision that is a contingent put that requires liability treatment (see Note 6). The fair value of this put exchange feature at February 29, 2016 and May 31, 2016 was determined to be $136,423 and $194,243, respectively, as calculated using a probability weighted present value methodology. The significant inputs to the fair value model at all measurement dates were 1) the timing of a Qualified Offering expected to occur in May 2016 at February 29, 2016 and July 31, 2016 at May 31, 2016; 2) the combined probability of both a Qualified Offering and a voluntary exchange to occur, which was determined to be 81%; and 3) a discount rate of 18%, approximating high yield distressed debt rates, used for all measurement dates.

NOTE 8 – EQUIPMENT

Equipment consists of the following:

	Estimated Useful Lives	May 31, 2016	February 29, 2016
Research equipment	7 years	$590,373	$590,373
Computer equipment	5 years	76,075	76,075
		666,448	666,448
Accumulated depreciation and amortization		(193,162)	(169,396)
Equipment, net		$473,286	$497,052

Depreciation and amortization expense was $23,766 and $24,845 for the three months ended May 31, 2016 and 2015, respectively. Depreciation of equipment utilized in research and development activities is included in research and development expenses and amounted to $20,126 and $21,160 for the three months ended May 31, 2016 and 2015, respectively. All other depreciation is included in general and administrative expense and amounted to $3,640 and $3,685 for the three months ended May 31, 2016 and 2015, respectively.

NOTE 9 - COMMITMENTS

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

NOTE 10 – NET LOSS PER SHARE

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period.  Restricted shares issued with vesting condition that have not been met at the end of the period are excluded from the computation of the weighted average shares. As of May 31, 2016 and 2015, 21,951 and 29,188 restricted shares of common stock, respectively, were excluded from the computation of the weighted average shares.

Diluted net loss per common share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares generally consist of incremental shares issuable upon exercise of stock options and warrants, shares issuable from convertible securities, and unvested restricted shares. When dilutive, warrants classified as liabilities are included in the potential common shares and any change in fair value of the warrant for the period presented is excluded from the net loss. For the periods ended May 31, 2016 and 2015, the liability warrants were not dilutive.

In computing diluted loss per share for the periods ended May 31, 2016 and 2015, no effect has been given to the common shares issuable at the end of the period upon the conversion or exercise of the following securities as their inclusion would have been anti-dilutive:

	May 31, 2016	May 31, 2015
Stock options	526,976	273,467
Warrants	967,934	789,465
Preferred stock	1,906,404	472,192
Total	3,401,314	1,535,124

NOTE 11 – SUBSEQUENT EVENTS

2016 Unit Private Placement

On June 8, 2016, the Company entered into a subscription agreement with a number of accredited investors pursuant to which the Company sold an aggregate of 29.5 units, with each unit consisting of (i) 5,000 shares of its common stock, and (ii) five-year warrants (the “Warrants”) to purchase 2,500 shares of common stock (the “Warrant Shares”), at an exercise price of $3.00 per share. The offering price was $10,000 per unit.

Pursuant to the second and final closing of the private placement of the units, the Company issued an aggregate of 147,500 shares of common stock and 73,750 Warrants for an aggregate purchase price of $295,000. After deducting placement agent fees and other offering expenses, the Company received net proceeds of $263,778. Additionally, the Company issued an aggregate of 14,750 placement agent warrants in substantially the same form as the Warrants.

The Company issued an aggregate of 49.5 units consisting of 247,500 shares of common stock and 123,750 Warrants for gross proceeds of $495,000 pursuant to both closings of the 2016 Unit Private Placement and issued an aggregate of 24,750 placement agent warrants. The Company received aggregate net proceeds of approximately $390,000 in the 2016 Unit Private Placement after deducting placement agent fees and other offering expenses, including legal expenses.

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

Amendment #1 to Registration Rights Agreement

Effective July 11, 2016, the Company and the holders of a majority of the shares of common stock issued in the 2016 Unit Private Placement have entered into an amendment to the registration rights agreements dated May 26, 2016 and June 8, 2016, respectively, whereby the parties have agreed to extend the filing date of the registration statement with the SEC providing for the resale of the shares of common stock and the Warrant Shares issued pursuant to the 2016 Unit Private Placement to no later than September 30, 2016.

Stock Option Issuances

On July 7, 2016, the Company issued: (i) stock options to purchase an aggregate of 440,000 shares of common stock to members of its management team; (ii) stock options to purchase an aggregate 240,000 shares of common stock to consultants, and (iii) stock options to purchase an aggregate of 100,000 shares of common stock to a member of its Board. The stock options have an exercise price of $2.00 per share and are subject to certain time-based, milestone vesting and market-based vesting.

Most Favored Nation Exchange

On July 12, 2016, the Company and one Series B Preferred Stock shareholder (the “Exchange Purchaser”) entered into an exchange agreement effective July 1, 2016 (the “Exchange Agreement”) whereby the Exchange Purchaser elected to effect their Most Favored Nation exchange right into the securities offered pursuant to the 2016 Unit Private Placement (the “Exchange”). Accordingly, the Exchange Purchaser has tendered 19.4837 shares of Series B Preferred Stock and $2,143.21 of accrued and unpaid dividends for an aggregate exchange amount of $109,304, plus 9,000 Series A Warrants with an exercise price of $10.50 per share originally issued in connection with the Series B Private Placement for an aggregate of 54,652 shares of common stock and warrants to purchase 27,326 shares of common stock at an exercise price of $3.00 per share. Additionally, the parties entered into a joinder agreement, and the Exchange Purchaser shall have all rights and benefits under the 2016 Unit Private Placement financing agreements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information appearing in our Annual Report on Form 10-K for the year ended February 29, 2016.

Business Overview

We are a pre-commercial molecular diagnostic company focused on the development and commercialization of novel diagnostic tests that provide oncologists with clinically-actionable information to optimize cancer treatment strategies based on the specific biological nature or “metastatic potential” of each patient’s tumor. We believe cancer treatment strategies can be personalized, outcomes improved and costs reduced through new diagnostic tools that identify the aggressiveness of primary tumors, response to chemotherapy and resistance to certain receptor tyrosine kinase inhibitors (TKIs).

We are developing two driver-based diagnostic product lines, which we intend to offer as a commercial laboratory service available through our state-of-the-art CLIA-certified reference laboratory located in Boston, MA. During 2016, we plan to complete at least three additional breast cancer clinical studies with the aim of providing additional prognostic and chemo-predictive clinical evidence and to further define specificity, sensitivity and clinical utility of our metastatic breast cancer diagnostics, including the MetaSite Breast™ and MenaCalc™ Breast assays to support our commercialization efforts. We plan on commencing marketing of our breast cancer diagnostic assays following presentation of clinical data at a major medical meeting in late 2016.

Going Concern

Since our inception, we have generated significant net losses. As of May 31, 2016, we had an accumulated deficit of approximately $24.6 million. At May 31, 2016 we have a negative working capital. We incurred net losses of approximately $1.2 million and $1.1 million for the three months ended May 31, 2016 and 2015, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payers, and our ability in the short term to collect from payers often requiring a case-by-case manual appeals process. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through July 2016, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations and could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in the Form 10-K for the year ended February 29, 2016.  We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

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

                        Derivative Financial Instruments and Fair Value

We account for certain warrants and exchange features embedded in notes payable that are not deemed to be indexed to the Company’s own stock in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”) and ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”). Such instruments are classified as liabilities and measured at their fair values at the time of issuance and at each reporting period, which change in fair value being recognized in the statement of operations. The fair values of these instruments have been estimated using Monte Carlo simulations and other valuation techniques.

Financial Operations Overview

    General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs and other professional and administrative costs.

     Research and Development Expenses

The majority of the research and development expenses were focused on the research and development of the MetaSite Breast™ and the MenaCalc™ platform. In 2014, initial research on our therapeutic platform was sublicensed to ASET pursuant to the ASET License Agreement. On December 31, 2015, the ASET License Agreement terminated and rights to the therapeutic platform reverted back to us.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2016 and May 31, 2015

Revenues.  There were no revenues for the three months ended May 31, 2016 and 2015, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses. General and administrative expense was $555,681 for the three months ended May 31, 2016 as compared to $948,895 for the three months ended May 31, 2015. This represents an aggregate decrease of $393,214. Stock-based compensation was $87,628 for the three months ended May 31, 2016 as compared to $207,112 for the three months ended May 31, 2015. Excluding non-cash stock-based compensation expense and depreciation expense, general and administrative expenses decreased by $273,685 to $464,413 for the three months ended May 31, 2016 from $738,098 for the three months ended May 31, 2015.

Investor relations and corporate communications expense, accounting, audit and tax expense, corporate legal expense, consulting expense, and board compensation, all decreased by $99,546, $83,687, $68,824, $54,666 and $12,500, respectively. Decreased general and administrative expenses were partially offset by increased intellectual property legal expense and D&O insurance expense of $44,109 and $13,294, respectively. We expect general and administrative expenses to remain relatively stable for the next fiscal year ending February 28, 2017, as projected increases in payroll and related expenses and consulting expenses will be offset by reduced offering and one-time costs.

Research and Development Expenses. Research and development expenses increased by $51,796 to $271,123 for the three months ended May 31, 2016 from $219,327 for the three months ended May 31, 2015. Excluding non-cash stock-based compensation expense and depreciation expense, research and development expenses increased by $35,622 to $233,789 for the three months ended May 31, 2016 from $198,167 for the three months ended May 31, 2015.

Research and development consulting expense increased by $51,370, which was partially offset by decreased laboratory consumable expense of $17,057. We expect research and development expenses to increase for the remainder of this fiscal year ending February 28, 2017 as we conduct addition breast cancer clinical studies and other research and development activities.

Other (Income) Expense. Other expense amounted to an expense of $392,985 for the three months ended May 31, 2016 as compared to income of $93,315 for the three months ended May 31, 2015.  This represents a change of $486,300. This change was due in part to an increase in interest expense on the notes payable of $299,729, loss from the change in fair value of the warrant liability $170,992, and a loss from the change in fair value of the put liability on the notes payable of $53,999.

Net Loss. As a result of the factors described above, we had a net loss of $1,219,789 for the three months ended May 31, 2016 as compared to a net loss of approximately $1,074,907 for the three months ended May 31, 2015.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of May 31, 2016, we had an accumulated deficit of approximately $24.6 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and commercialization expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

 Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock, preferred stock, and promissory notes. Through May 31, 2016, we had received net proceeds of $6,333,605 through the sale of common stock to investors, $256,311 through the sale of Series A Preferred Stock to investors, $3,388,250 through the sale of Series B Preferred Stock to investors, $3,457,000 from the issuance of convertible promissory notes and $1,825,000 from the issuance of non-convertible promissory notes.  As of May 31, 2016, we had cash and cash equivalents of approximately $154,294 and net debt of $1,950,000.  Through May 31, 2016, we have issued and outstanding warrants to purchase 967,934 shares of our common stock at a weighted average exercise price of $12.84, which could result in proceeds to us of approximately $12,400,000 if all outstanding warrants were exercised for cash.

Cash Flows

At May 31, 2016, we had $154,294 in cash and cash equivalents, compared to approximately $1,032,563 on May 31, 2015.

Net cash used in operating activities was $419,525 for the three months ended May 31, 2016 compared to $901,267 for the three months ended May 31, 2015. The decrease in cash used of $481,742 was primarily due to reduced public company and professional fees associated with offering and non-recurring transaction costs. We expect amounts used in operating activities to increase in fiscal year 2017 and beyond as we grow our corporate operations.

Net cash used in investing activities was $0 for the three months ended May 31, 2016, compared to $97,922 of cash used for the three months ended May 31, 2015. The $97,922 of net cash used in investing activities for the three months ended May 31, 2015 was attributed to laboratory equipment purchases for our research and development and CLIA-certified reference laboratory facility in Boston. We expect amounts used in investing activities to increase in fiscal year 2017 and beyond as we grow our corporate operations, expand research and development activities and establish and add capacity in our commercial laboratory, which is expected to result in an increase of our capital expenditures.

Net cash provided by financing activities during the three months ended May 31, 2016 was $210,036 compared to approximately $1,773,932 for the three months ended May 31, 2015. Financing activities consisted primarily of proceeds from issuance of non-convertible OID promissory notes and warrants and common stock and warrants for the three months ended May 31, 2016, and from the sale of Series B Preferred Stock and warrants for the three months ended May 31, 2015.

     Contractual Obligations

As of May 31, 2016, we had the following contractual commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
License Agreement	$575	$75	$300	$200	$(1)

Second License Agreement	$555	$80	$275	$200	$(2)

Alternative Splicing Diagnostic License Agreements (3)	$278	$40	$138	$100	$(4)

Antibody License Agreement	$120	$25	$55	$40	$(5)

Lease Agreement (6)	$238	$186	$52	$-	$-

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

License Agreements

Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  We have satisfied all license maintenance payments due through May 31, 2016. We are required to make payments of $75,000 in 2016 and $100,000 in 2017 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the License Agreement.

Pursuant to the Second License Agreement, we are required to make annual license maintenance fee payments beginning on January 3, 2013. The license maintenance payment of $30,000 for 2016 is currently outstanding. We are required to make additional payments of $50,000 in 2017, $75,000 in 2018 and $100,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the Second License Agreement.

We paid a license-signing fee of $15,000 in connection with entering into the Alternative Splicing Diagnostic License Agreement and a license-signing fee of $5,000 in connection with entering into the Alternative Splicing Therapeutic License Agreement.  Pursuant to these agreements, we are required to make annual license maintenance fee payments for each license beginning on January 1, 2015. The license maintenance payment of $15,000 for 2016 is currently outstanding   We are required to make additional payments of $25,000 in 2017, $37,500 in 2018, and $50,000 in 2019 and every year each license is in effect thereafter.  On November 25, 2014, we entered into the ASET License Agreement with ASET who will assume responsibility for payment of half of the annual license maintenance fees as long as the Alternative Splicing Diagnostic License Agreement remains in effect. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. No annual license maintenance fee payments are due on the Alternative Splicing Therapeutic License Agreement so as long as the Alternative Splicing Diagnostic License Agreement is in effect. We are in compliance with the Alternative Splicing License Agreements.

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

In addition, the parties mutually agreed to an extension of the $150,000 due the Company on March 1, 2015 in connection with the reimbursement for certain costs. ASET issued an interest free promissory Note to the Company in the aggregate amount of $150,000, payable in three installments of $50,000 each due on June 1, 2015, July 1, 2015 and August 1, 2015, respectively. The Company has received each of the first two payments of $50,000 and as of May 31, 2016, has a $50,000 note receivable from ASET.

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

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through July 2016, without raising additional capital. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the recent financing activities. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Vice President, Finance, of the effectiveness of disclosure controls and procedures as of May 31, 2016. Based upon that evaluation, management, including the Chief Executive Officer and Vice President, Finance, concluded that the design and operation of disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of May 31, 2016.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of May 31, 2016.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during the three months ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

If the Company is unable to continue as a going concern, its securities will have little or no value.

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the years ended February 29, 2016 and February 28, 2015 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of May 31, 2016, the Company had an accumulated deficit of $24,597,117. The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through July 2016, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

METASTAT, INC.

Date: July 14, 2016	By:	/s/ Douglas A. Hamilton
Douglas A. Hamilton President and Chief Executive Officer (Principal Executive and Financial Officer)