Form 10-Q
period 2016-08-31
MetaStat, Inc.
filed 2016-10-14
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

As of October 14, 2016, there were 2,414,103 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MetaStat, Inc.
Condensed Consolidated Balance Sheets

	August 31,	February 29,
	2016	2016
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$86,233	$363,783
Notes receivable	-	125,000
Prepaid expenses	103,983	33,121
Total Current Assets	190,216	521,904

Equipment (net of accumulated depreciation of $216,928 and $169,396, respectively)	449,520	497,052
Refundable deposits	43,600	43,600

TOTAL ASSETS	$683,336	$1,062,556

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable	$1,240,800	$746,144
Accrued expenses	273,782	214,311
Notes payable (net of discount $390,015 and $743,282, respectively)	1,792,601	1,533,120
Accrued interest payable	108,000	56,000
Accrued dividends on Series B Preferred Stock	48,812	48,317
Total Current Liabilities	3,463,995	2,597,892

Derivative warrant liability	226,771	234,461
TOTAL LIABILITIES	3,690,766	2,832,353

STOCKHOLDERS' DEFICIT

Series A convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 874,257 and 874,257 shares issued and outstanding respectively)	87	87
Series B convertible preferred stock ($0.0001 par value; 1,000 shares authorized; 666 and 659 shares issued and outstanding respectively)	-	-
Common Stock, ($0.0001 par value; 150,000,000 shares authorized; 2,222,103 and 1,851,201 shares issued and outstanding respectively)	222	185
Additional paid-in-capital	22,468,879	21,607,259
Accumulated deficit	(25,476,618)	(23,377,328)
Total stockholders' deficit	(3,007,430)	(1,769,797)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$683,336	$1,062,556

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015

Revenue	$-	$-	$-	$-
Total Revenue	-	-	-	-

Operating Expenses
General & administrative	615,849	1,076,032	1,171,530	2,024,928
Research & development	356,168	317,968	627,291	537,294
Total Operating Expenses	972,017	1,394,000	1,798,821	2,562,222

Other Expenses (income)
Interest expense	401,990	40,444	706,636	45,361
Other income, net	(14)	(139,967)	(281)	(140,136)
Change in fair value of warrant liability	(96,241)	(36,400)	(61,749)	(172,900)
Change in fair value of put embedded in note payable	(510,867)	3,134	(456,868)	3,134
Loss on sale of notes receivable	112,500	-	112,500	-
Settlement expense	116	660	231	39,097
Total Other Expenses (Income)	(92,516)	(132,129)	300,469	(225,444)

Net Loss	$(879,501)	$(1,261,871)	$(2,099,290)	$(2,336,778)

Loss attibutable to common shareholders and loss per common share:

Net loss	$(879,501)	$(1,261,871)	$(2,099,290)	$(2,336,778)
Deemed Dividend on Series B Preferred Stock issuance	-	-	(708,303)	(1,067,491)
Accrued dividends on Series B Preferred Stock	(73,452)	(69,205)	(146,894)	(124,467)
Deemed dividend to Series B Preferred stock holders for exchange of warrants	(29,311)		(29,311)	-
Loss attibutable to common shareholders	$(982,264)	$(1,331,076)	$(2,983,798)	$(3,528,736)

Net loss per share, basic and diluted	$(0.46)	$(0.73)	$(1.50)	$(1.94)

Weighted average of shares outstanding	2,127,833	1,823,003	1,987,487	1,816,136

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	August 31, 2016	August 31, 2015
Cash Flows from Operating Activities:
Net loss	$(2,099,290)	$(2,336,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47,532	48,657
Share-based compensation	362,326	492,359
Amortization of debt discount	652,879	29,883
Loss on sale of notes receivable and assets	112,500	10,196
Loss on settlement of capital lease	-	8,820
Gain related to reimbursement of prior period research and development expenses	-	(100,000)
Change in fair value of warrant liability	(61,749)	(172,900)
Change in fair value of put embedded in notes payable	(456,868)	3,134
Net changes in assets and liabilities:
Prepaid expenses	87,538	(40,729)
Refundable deposits	-	(2,100)
Accounts payable and accrued expenses	507,022	199,350
Interest payable	52,000	5,649
Net cash used in operating activities	(796,110)	(1,854,459)

Cash Flows from Investing Activities:
Proceeds received from settlement of capital lease	-	2,897
Purchase of equipment	-	(149,458)
Proceeds received from sale of notes receivable	12,500	-
Net cash provided by (used in) investing activities	12,500	(146,561)

Cash Flows from Financing Activities:
Proceeds from issuance of notes, net	122,790	1,111,408
Proceeds from issuance of common stock and warrants, net	462,565	-
Proceeds from issuance of Series B Preferred stock and warrants, net	-	1,945,244
Re-purchase of common stock and warrants	-	(111,563)
Payment of capital lease obligation	-	(42,407)
Payment of short-term debt	(79,295)	(71,500)
Net cash provided by financing activities	506,060	2,831,182

Net increase in cash and cash equivalents	(277,550)	830,162

Cash and cash equivalents at the beginning of the period	363,783	257,820
Cash and cash equivalents at the end of the period	$86,233	$1,087,982

Supplemental Disclosure of Non-Cash Financing Activities:
Warrant liability associated with note payable	$15,225	$150,544
Series B Preferred stock paid in kind dividend	$146,399	$94,793
Series B Preferred stock accrued dividends	$146,894	$124,467
Issuance of common stock as payment of accounts payable	$32,000	$-
Financing of insurance premium through notes payable	$158,400	$107,250
Note receivable received for sale of assets	$-	$75,000
Capital lease settled against deposit	$-	$227,235
Warrants issued to placement agents	$35,859	$175,241
Deemed dividend related to Series B Preferred Stock BCF adjustment for conversion price adjustment	$708,303	$-
Deemed dividend to Series B Preferred stock holders upon exercising Most Favored Nation option	$29,311	$-
Issuance of warrants in connection with OID Notes amendment	$44,095	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

These interim unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes for the year ended February 29, 2016 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on May 31, 2016. These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of August 31, 2016 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses of approximately $25.5 million as of August 31, 2016, has a negative working capital and has not generated revenues or positive cash flows from operations. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Subsequent to August 31, 2016, the Company completed closings of the Additional Unit Private Placement (as defined in Note 3), whereby the Company issued an aggregate of 135 units for 192,000 shares of common stock, 48,300 shares of its Series A-2 Convertible Preferred Stock, convertible into 483,000 shares of common stock, and five-year common stock purchase warrants to purchase 337,500 shares of common stock with an exercise price of $3.00 per share for aggregate gross proceeds of $1.35 million and net proceeds of approximately $1.23 million.  See Note 12-Subsequent Events.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Dividends

Cumulative dividends on the Series B Preferred Stock accrue at the rate of 8% of the Stated Value per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year, from and after the date of the initial issuance.  Dividends are payable in kind in additional shares of Series B Preferred Stock valued at the Stated Value or in cash at the sole option of the Company. At August 31, 2016 and February 29, 2016, the dividend payable to the holders of the Series B Preferred Stock amounted to approximately $48,812 and $48,317, respectively. During the three and six months ended August 31, 2016, the Company issued 13.4407 and 26.6178 shares of Series B Preferred Stock, respectively, for payment of dividends amounting to $73,925 and $146,399. During the three and six months ended August 31, 2015, the Company issued 12.4175 and 17.2354 shares of Series B Preferred Stock, respectively, for payment of dividends amounting to $68,295 and $94,793.

Liquidation Rights

If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Series A Preferred Stock or common stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. At August 31, 2016 and February 29, 2016, the value of the liquidation preference of the Series B Preferred Stock aggregated to approximately $3.7 million and $3.7 million, respectively.

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

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

See Note 3 for the accounting treatment of the Series B Preferred Stock.

NOTE 3 – EQUITY ISSUANCES

Common stock financing – the 2016 Unit Private Placement

During the six months ended August 31, 2016, the Company entered into a subscription agreement pursuant to a private placement (the “2016 Unit Private Placement”) with a number of accredited investors pursuant to which the Company issued units for an offering price of $10,000 per unit, with each unit consisting of (i) 5,000 shares of its common stock, and (ii) five-year warrants (the “Warrants”) to purchase 2,500 shares of common stock (the “Warrant Shares”), at an exercise price of $3.00 per share.

First Closing of the 2016 Unit Private Placement

On May 26, 2016, the Company issued an aggregate of 20 units consisting of an aggregate of 100,000 shares of common stock and 50,000 Warrants for an aggregate purchase price of $200,000. After deducting placement agent fees and other offering expenses, including legal expenses, net proceeds amounted to approximately $126,000. Additionally, the Company issued an aggregate of 10,000 placement agent warrants in substantially the same form as the Warrants.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Second and Final Closing of the 2016 Unit Private Placement

On June 8, 2016, the Company issued an aggregate of 29.5 units consisting of an aggregate of 147,500 shares of common stock and 73,750 Warrants for an aggregate purchase price of $295,000. After deducting placement agent fees and other offering expenses, the Company received net proceeds of approximately $264,000. Additionally, the Company issued an aggregate of 14,750 placement agent warrants in substantially the same form as the Warrants.

Registration Rights Agreement

Pursuant to a registration rights agreement entered into by the parties, the Company agreed to file a registration statement with the SEC providing for the resale of the shares of common stock and the shares of common stock underlying the Warrants issued pursuant to the 2016 Unit Private Placement on or before the date which is forty-five (45) days after the date of the final closing of the 2016 Unit Private Placement.  The Company will use its commercially reasonable efforts to cause the registration statement to become effective within one hundred fifty (150) days from the filing date. The Company has received a waiver from a majority of the 2016 Unit Private Placement investors extending the filing date of the registration statement to no later than November 21, 2016.

Most Favored Nation Exchange – the MFN Exchange

On July 12, 2016, the Company and one Series B Preferred Stock shareholder (the “Exchange Purchaser”) entered into an exchange agreement effective July 1, 2016 (the “Exchange Agreement”) whereby the Exchange Purchaser elected to exercise their Most Favored Nation exchange right into the securities offered pursuant to the 2016 Unit Private Placement (the “MFN Exchange”). Accordingly, the Exchange Purchaser tendered all of their 19.4837 shares of Series B Preferred Stock and $2,143 of accrued and unpaid dividends for an aggregate exchange amount of $109,304, plus 9,000 Series A Warrants with an exercise price of $10.50 per share originally issued in connection with the Series B Private Placement for an aggregate of 54,652 shares of common stock and warrants to purchase 27,326 shares of common stock at an exercise price of $3.00 per share. Additionally, the parties entered into a joinder agreement, and the Exchange Purchaser was granted all rights and benefits under the 2016 Unit Private Placement financing agreements.

The Company analyzed and determined that the MFN Exchange is a contingent beneficial conversion feature that should be recognized upon the occurrence of the contingent event based on its intrinsic value at the commitment date. Since the Company had fully recognized all allocated proceeds of the Series B Preferred Stock in previously recognized beneficial conversion features, no beneficial conversion was recognized upon the exchange of the Series B Preferred Stock in the MFN Exchange.

For the three and six months ended August 31, 2016, the Company has recorded a non-cash deemed dividend to Additional Paid-in Capital of $29,311 in connection with the MFN Exchange equal to the excess fair value of the warrants received over the fair value of the Series A Warrants.

Common stock financing – Additional Unit Private Placement

First Closing of the Additional Unit Private Placement

On August 31, 2016, the Company entered into a subscription agreement pursuant to a private placement (the “Additional Unit Private Placement”) with an accredited investor pursuant to which the Company issued an aggregate of 8.75 units consisting of an aggregate of 43,750 shares of common stock at an effective price of $2.00 per share (the “Effective Price”) and five-year warrants to purchase 21,875 shares of common stock at a purchase price of $3.00 per share (the “Warrants”) for an aggregate purchase price of $87,500. After deducting placement agent fees and other offering expenses, including legal expenses, net proceeds amounted to approximately $73,000. Additionally, the Company issued an aggregate of 438 placement agent warrants in substantially the same form as the Warrants.

Pursuant to the subscription agreement, for a period of one hundred eighty (180) days following the final closing of the Additional Unit Private Placement, the investors shall have “full-ratchet” anti-dilution price protection (the “Price Protection”) based on certain issuances by the Company of common stock or securities convertible into shares of common stock at an effective price per share less than the Effective Price (a "Down-round Issuance"), whereby the Company would be required to issue the investors additional shares of common stock and Warrants.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Accounting for the Price Protection Provision

The Company analyzed the Price Protection provision for embedded derivatives that require bifurcation. The Company evaluated the Price Protection provision for both the issuance of additional shares of common stock and additional Warrants in connection with a Down-round Issuance in accordance with ASC 480 and ASC 815. In connection with the potential issuance of additional shares of common stock, the Company concluded that since the embedded down-round feature is within the equity host contract, the embedded Price Protection provision would be considered clearly and closely related to the equity host under ASC 815-15-25-1(a) and that the Price Protection provision should not be bifurcated. In connection with the potential issuance of additional Warrants, the Company concluded that the freestanding Warrants are not indexed to the Company’s common stock within the scope of ASC 815-40 and therefore was initially bifurcated and measured at fair value and recorded as a derivative liability in the Condensed Consolidated Balance Sheet.  The derivative liability will be measured at fair value on an ongoing basis, with changes in fair value recognized in the statement of operations.

Issuances of common stock for services

During the six months ended August 31, 2015, the Company issued an aggregate of 28,001 shares of common stock to consultants for services that vested immediately and 6,667 shares of common stock to a consultant for services that vest over 6 months.  The weighted average fair value of these shares of common stock amounted to $4.96. During the six months ended August 31, 2015, the Company recognized approximately $208,000 into general and administrative expense.

During the six months ended August 31, 2016, the Company issued an aggregate of 25,000 shares of common stock to a consultant for services that vested over a two-month term and to settle $32,000 of accounts payable. The fair value of the shares amounted to $46,250 on the grant date, of which $14,250 was recognized into general and administrative expense during the six months ended August 31, 2016.

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

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Deemed Dividend due to Conversion Price Adjustment

During the six months ended August 31, 2016, as a result of the adjustment of the Series B Conversion Price from $8.25 to $2.00 per share due to the 2016 Unit Private Placement, the Company recorded a non-cash deemed dividend, amounting to $708,303 (the “Deemed Dividend due to Conversion Price Adjustment”).  The expense was measured at the intrinsic value of the beneficial conversion feature for each issuance of Series B Preferred Stock in the Series B Private Placement and was limited to the amount of Series B Preferred Stock allocated proceeds less previously recognized beneficial conversion features.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 4 – STOCK OPTIONS

During the six months ended August 31, 2015, the Company issued options to purchase 6,667 shares of common stock at $11.25 per share to a consultant. The options vest upon achieving certain performance-based milestones and expire on March 1, 2025. The Company will measure the fair value of these options with vesting contingent on achieving certain performance-based milestones and recognize the compensation expense when vesting becomes probable.  The fair value will be measured using a Black-Scholes model. During the six months ended August 31, 2015, 1,667 of these options with an aggregate fair value of $8,000 vested based on achieving certain milestones.

During the six months ended August 31, 2015, the Company issued options to purchase 80,004 shares of common stock at $8.25 per share to non-executive members of its Board. The options vest in three equal installments on each of May 18, 2016, May 18, 2017, and May 18, 2018 and expire on May 18, 2025. These options had a total fair value of $388,000 as calculated using the Black-Scholes model.

During the six months ended August 31, 2016, the Company issued options to purchase 50,000 shares of common stock at $2.19 per share to a non-executive member of its Board. These 50,000 options vest in three equal installments on each of May 26, 2017, May 26, 2018, and May 26, 2019 and expire on May 26, 2026. These options had a total fair value of $86,500 as calculated using the Black-Scholes model.

During the six months ended August 31, 2016, the Company issued options to purchase 50,000 shares of common stock at $2.19 per share to a non-executive member of its Board for performing other services. These 50,000 options vest upon achieving a certain milestone and expire on May 26, 2026. These options will be measured and recognized when vesting becomes probable.

During the three and six months ended August 31, 2016, the Company issued options to purchase an aggregate of 440,000 shares of common stock at an exercise price of $2.00 per share to members of its management team. These options expire on July 7, 2026. 73,333 of these options vested immediately and 146,667 of these options vest in equal monthly installments over a twenty-four-month period. 220,000 options are subject to certain milestone-based vesting. The Company has not recognized any stock based compensation for the options with performance-vesting conditions, and expects to recognize the compensation expense when vesting become probable, which has not yet occurred.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

During the three and six months ended August 31, 2016, the Company issued options to purchase an aggregate of 100,000 shares of common stock at and exercise price of $2.00 per share to a non-executive member of its Board. These options expire on July 7, 2026. These options had a total fair value of $142,834 as calculated using the Black-Scholes model. 33,333 of these options vested immediately and 66,667 of these options vest in equal monthly installments over a twenty-four-month period.

During the three and six months ended August 31, 2016, the Company issued options to purchase an aggregate of 240,000 shares of common stock at an exercise price of $2.00 per share to consultants. These options expire on July 7, 2026. 33,333 of these options vest on the first anniversary date and then 66,667 of these options vest in equal monthly installments over a twenty-four-month period. 140,000 of these options are subject to certain milestone-based vesting and the Company will measure the fair value of these options with vesting contingent on achieving certain performance-based milestones and recognize the compensation expense when vesting becomes probable.

The weighted average inputs to the Black-Scholes model used to value the stock options granted during the six months ended August 31, 2016 and 2015 are as follows:

	August 31, 2016	August 31, 2015
Expected volatility	98.98 – 102.74%	113.47 - 123.55%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	98.98 – 102.74%	113.47 - 123.55%
Expected Term	5.47 years	6.07 years

For the three months ended August 31, 2016, the Company recognized $243,240 of compensation expense related to stock options, of which $200,032 was recognized in general and administrative expenses and $43,208 in research and development expenses.

For the six months ended August 31, 2016, the Company recognized $348,076 of compensation expense related to stock options, of which $287,860 was recognized in general and administrative expenses and $60,416 in research and development expenses.

For the three months ended August 31, 2015, the Company recognized $183,233 of compensation expense related to stock options, of which $159,002 was recognized in general and administrative expenses and $24,231 in research and development expenses.

For the six months ended August 31, 2015, the Company recognized $252,168 of compensation expense related to stock options, of which $227,937 was recognized in general and administrative expenses and $24,231 in research and development expenses.

The following table summarizes common stock options issued and outstanding:	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at February 29, 2016	426,976	$14.45	$-	7.98
Granted	880,000	$2.02	-	-
Expired and forfeited	(43,667)	$9.66	-	-

Outstanding and expected to vest at August 31, 2016	1,263,309	$5.95	$-	9.08
Exercisable at August 31, 2016	328,184	$12.39	$-	7.61

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table breaks down exercisable and unexercisable common stock options by exercise price as of August 31, 2016:

Exercisable			Unexercisable
Number of Options	Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Exercise Price	Weighted Average Remaining Life (years)
124,442	$2.00	9.85	655,558	$2.00	9.85
-	$2.19	-	100,000	$2.19	9.74
8,375	$3.55	9.43	25,125	$3.55	9.43
1,068	$8.10	8.42	-	$8.10	-
74,447	$8.25	5.72	105,554	$8.25	8.76
52,434	$10.20	5.35	-	$10.20	-
3,334	$11.25	8.72	3,333	$11.25	8.72
4,445	$16.50	8.13	15,555	$16.50	8.13
14,735	$22.50	7.91	30,000	$22.50	7.30
44,904	$48.75	6.60	-	$48.75	-
328,184	$12.39	7.61	935,125	$3.67	9.59

As of August 31, 2016, we had approximately $611,000 of unrecognized compensation related to employee and consultant stock options that are expected to vest over a weighted average period of 1.3 years and, approximately $580,000 of unrecognized compensation related to employee stock options whose recognition is dependent on certain milestones to be achieved.  Additionally, there were 230,000 stock options with a performance vesting condition that were granted to consultants which will be measured and recognized when vesting becomes probable.

NOTE 5 – WARRANTS

For the three and six months ended August 31, 2015, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock in connection with the issuance of the Promissory Note on July 31, 2015, referenced in Note 6. This warrant is exercisable at $8.25 per share and expires on March 31, 2020. The warrant vested immediately. This warrant contained an anti-dilution price protection provision, which required the warrant to be recorded as derivative warrant liability. Such clause will lapse upon completion of a Qualified Offering, as defined in the warrant agreement. These warrants were recorded as a debt discount based on their fair value.

In connection with the issuances of the Promissory Note pursuant to the Note Purchase Agreement on July 31, 2015, the Company issued placement agent warrants to purchase an aggregate of 5,600 shares of common stock.  These placement agent warrants were issued on July 31, 2015, are exercisable at $10.50 per share and expire on July 31, 2020. These placement agent warrants vested immediately. The fair value of these warrants was determined to be $16,800, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.54%; (2) an expected term of 5.0 years; (3) an expected volatility of 128%; and (4) zero expected dividends. $16,800 was recorded as part of the debt discount against the stated value of the Note.

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

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

For the six months ended August 31, 2016, the Company issued warrants to purchase an aggregate of 9,092 shares of common stock in connection with the issuance of the OID Notes pursuant to the March 2016 OID Note Purchase Agreements dated between March 3 and 15, 2016, referenced in Note 6. These warrants were initially exercisable at $8.25 per share and expire between March 3 and 15, 2021. These warrants vested immediately. These warrants contained an anti-dilution price protection provision, which required the warrants to be recorded as derivative warrant liability. Such clause will lapse upon completion of a Qualified Offering, as defined in the warrant agreement. These warrants were recorded as a debt discount based on their fair value.

For the six months ended August 31, 2016, the Company issued warrants to purchase an aggregate of 60,000 shares of common stock to investors and placement agents in connection with the issuance of common stock pursuant to the 2016 Unit Private Placement referenced in Note 3. These warrants are exercisable at $3.00 per share and expire on May 26, 2021. These warrants vested immediately. These warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

For the three and six months ended August 31, 2016, the Company issued warrants to purchase an aggregate of 88,500 shares of common stock in connection with the issuance of common stock pursuant to the 2016 Unit Private Placement referenced in Note 3. These warrants are exercisable at $3.00 per share and expire on June 7, 2021. These warrants vested immediately. These warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

For the three and six months ended August 31, 2016, the Company issued warrants to purchase an aggregate of 27,326 shares of common stock in connection with the MFN Exchange referenced in Note 3. These warrants are exercisable at $3.00 per share and expire on June 7, 2021. These warrants vested immediately. Additionally, in connection with the MFN Exchange, the Company cancelled warrants to purchase an aggregate of 9,000 shares of common stock. These warrants were originally issued in connection with the Series B Private Placement and were exercisable at $10.50 per share.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended August 31, 2016, the Company issued warrants to purchase an aggregate of 45,459 shares of common stock in connection with the OID Note Amendments referenced in Note 6. These warrants are exercisable at $2.00 per share and expire between August 11, 2021 and August 18, 20121. These warrants vested immediately. The fair value of these warrants was determined to be $44,096, as calculated using the Black-Scholes model and were recorded as a debt discount based on their fair value.

For the three and six months ended August 31, 2016, the Company issued warrants to purchase an aggregate of 21,875 shares of common stock in connection with the issuance of common stock pursuant to the Additional Unit Private Placement referenced in Note 3. These warrants are exercisable at $3.00 per share and expire on August 30, 2021. These warrants vested immediately. As discussed in Note 3, due to the Price Protection Provision, these warrants are being classified as a derivative liability and measured at fair value.

In connection with the Additional Unit Private Placement, the Company issued placement agent warrants to purchase an aggregate of 438 shares of common stock. These placement agent warrants were issued on August 31, 2016, are exercisable at $3.00 per share and expire on August 30, 2021. These placement agent warrants vest immediately. The fair value of these warrants was determined to be approximately $400, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.18%; (2) an expected term of 5.0 years; (3) an expected volatility of 102% and (4) zero expected dividends.

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at February 29, 2016	913,514	$14.56	$-	3.14
Granted	252,690	2.78	-	-
Cancelled	23,672	17.00	-	-
Outstanding at August 31, 2016	1,142,532	$11.23	$-	3.15

Warrants exercisable at August 31, 2016 are:

Exercise Prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$2.00	134,554	2.78	134,554
$2.20	43,636	4.45	43,636
$3.00	198,139	1.43	198,139
$8.25	39,468	3.68	39,468
$10.20	14,668	0.21	14,668
$10.50	335,005	3.59	335,005
$13.65	99,826	0.42	99,826
$15.00	556	3.75	556
$18.75	695	3.75	695
$21.00	23,334	0.49	23,334
$22.50	219,754	1.80	219,754
$31.50	29,830	1.62	29,830
$37.50	1,733	1.37	1,733
$45.00	1,334	0.42	1,334
	1,142,532	3.15	1,142,532

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 – NOTES PAYABLE

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

The Promissory Note matured on July 31, 2016, accrued interest at a rate of eight percent (8%) per annum and may be prepaid by the Company at any time prior to the maturity date without penalty or premium.  The Note Holder has the right at its option to exchange (the “Note Voluntary Exchange”) the outstanding principal balance of the Promissory Note plus the Conversion Interest Amount (as defined below) into such number of securities to be issued in a Public Offering (as defined below). Upon effectuating such Note Voluntary Exchange, the Note Holder shall be deemed to be a purchaser in the Public Offering. ”Public Offering” means a registered offering of equity or equity-linked securities resulting in gross proceeds of at least $5.0 million to the Company; and “Conversion Interest Amount” means interest payable in an amount equal to all accrued but unpaid interest assuming the Promissory Note had been held from the issuance date to the maturity date.  In the event the Company completes a Public Offering and the Note Holder elected not to effectuate the Note Voluntary Exchange, then the Company shall promptly repay the outstanding principal amount of the Promissory Note plus all accrued and unpaid interest following completion of the Public Offering.

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

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company evaluated the Note Voluntary Exchange provision, which provides for settlement of the Promissory Note at an 8% premium to the Promissory Note’s stated principal amount, in accordance with ASC 815-15-25. The Note Voluntary Exchange provision is a contingent put that is not clearly and closely related to the debt host instrument and therefore was initially separately measured at fair value and will be measured at fair value on an ongoing basis, with changes in fair value recognized in the statement of operations.

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

Accordingly, the Company recorded a debt discount related to the warrant liability of approximately $85,000 and a debt discount related to the Voluntary Exchange of approximately $104,000.

During the three months ended August 31, 2016, the Company recognized $153,174 of interest expense related to the Promissory Note, as amended, including amortization of debt discount of $125,174 and accrued interest expense of $28,000. Additionally, the Company recognized a gain of $294,114 in the three months ended August 31, 2016 due to the change in estimated fair value of the Voluntary Exchange provision.

During the six months ended August 31, 2016, the Company recognized $291,177 of interest expense related to the Promissory Note, as amended, including amortization of debt discount of $239,177 and accrued interest expense of $52,000. Additionally, the Company recognized a gain of $265,438 in the six months ended August 31, 2016 due to the change in estimated fair value of the Voluntary Exchange provision.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

During the six months ended August 31, 2016, the Company entered into OID note purchase agreements between March 4 and 15, 2016 (the “March 2016 OID Note Purchase Agreements”) with various accredited investors. Pursuant to the March 2016 OID Note Purchase Agreements, the Company issued OID Notes with an aggregate Purchase Price of $125,000 and OID Warrants to purchase 9,902 shares of the Company’s common stock. The OID Notes issued in March 2016 have an OID Principal Amount equal to $150,000 or 120% of the Purchase Price.

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

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Between August 12, 2016 and August 19, 2016, the Company entered into certain amendments (the “OID Note Amendments”), to its outstanding non-convertible OID Notes originally issued between February 12, 2016 and March 15, 2016 (the “OID Notes”), with the holders of an aggregate of $750,000 principal amount of OID Notes, whereby the holders of the OID Notes extended the maturity date of the OID Notes an additional three (3) months to between November 12, 2016 and December 15, 2016. In consideration for entering into the Note Amendments, the Company (i) increased the principal amount of the OID Notes by 10% to $825,000 in the aggregate from $750,000 in the aggregate, (ii) issued an aggregate of 45,459 common stock purchase warrants with an exercise price of $2.00 per share and a term of five years, and (iii) modified the voluntary exchange provision of the OID Notes by reducing the “Qualified Offering” threshold amount to $500,000 from $2,000,000. Additionally, the Company will have the sole option to extend the maturity date of the OID Notes an additional three (3) months in consideration for a further 10% increase in the principal amount from $825,000 to $907,500.

The Company evaluated the OID Note Amendments transactions in accordance with ASC 470-50-40-12 and determined the OID Note Amendments did not constitute a substantive modification of the OID Notes and that the transaction should be accounted for as a debt modification.

During the three months ended August 31, 2016, the Company recognized $248,113 of interest expense related to the OID Notes, as amended, including amortization of debt discount. Additionally, the Company recognized a gain of $216,753 in the three months ended August 31, 2016 due to the change in estimated fair value of the OID Note Voluntary Exchange provision.

During the six months ended August 31, 2016, the Company recognized $413,703 of interest expense related to the OID Notes, as amended, including amortization of debt discount. Additionally, the Company recognized a gain of $191,430 in the six months ended August 31, 2016 due to the change in estimated fair value of the OID Note Voluntary Exchange provision.

The following table summarizes the notes payable:
	Note Payable	Discount	Voluntary Exchange Feature	Note Payable, Net
February 29, 2016 balance	$1,800,000	$(743,282)	$476,402	$1,533,120
Issuance of Notes	150,000	(74,931)	32,496	107,565
Additional debt discount upon Note amendments	75,000	(224,681)	105,586	(44,095)
Amortization of debt discount	-	652,879	-	652,879
Change in fair value of voluntary exchange feature	-	-	(456,868)	(456,868)
August 31, 2016 balance	$2,025,000	$(390,015)	$157,616	$1,792,601

NOTE 7 – FAIR VALUE MEASUREMENTS

In accordance with ASC 820, Fair Value Measurements, financial instruments were measured at fair value using a three-level hierarchy which maximizes use of observable inputs and minimizes use of unobservable inputs:

●	Level 1: Observable inputs such as quoted prices in active markets for identical instruments

●	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the market

●
Level 3: Significant unobservable inputs supported by little or no market activity.  Financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, for which determination of fair value requires significant judgment or estimation.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At August 31, 2016 and February 29, 2016, the warrant liability and put exchange feature liability balances were classified as Level 3 instruments.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Derivative Warrant Liability

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	Note Payable Warrants	Series B Warrants	Additional Unit Private Placement Warrants	Total
Fair value at February 29, 2016	$188,351	$46,110	$-	$234,461
Additions	15,225	-	38,834	54,059
Change in fair value:	(49,874)	(11,875)	-	(61,749)
Fair value at August 31, 2016	$153,702	$34,235	$38,834	$226,771

The Series B Warrants contain an adjustment clause affecting the exercise price of the Series B warrants, which may be reduced if the Company issues shares of common stock or convertible securities at a price below the then-current exercise price of the Series B warrants. As a result, we determined that the Series B warrants were not indexed to the Company’s common stock and therefore should be recorded as a derivative liability. The Series B Warrants were measured at fair value on the issuance date using a Monte Carlo simulation and will be re-measured to fair value at each balance sheet date, and any resultant changes in fair value will be recorded in earnings. The Monte Carlo simulation as of August 31, 2016 and February 29, 2016 used the following assumptions: (1) a stock price of $1.40 and $1.80, respectively; (2) a risk free rate of 0.99% and 1.08%, respectively; (3) an expected volatility of 134% and 134%, respectively; and (4) a fundraising event to occur on October 31, 2016 and May 15, 2016, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of the Promissory Note on July 31, 2015, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock.  The warrant was issued on July 31, 2015, was originally exercisable at $8.25 per share and expires on July 31, 2020. The warrant contains a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of this warrant was adjusted to $2.00 during the six months ended August 31, 2016. The fair value of the warrant at August 31, 2016 and February 29, 2016 was determined to be $50,228 and $64,438, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of August 31, 2016 and February 29, 2016 used the following assumptions: (1) stock price of $1.40 and $1.80, respectively; (2) a risk free rate of 1.04% and 1.13%, respectively; (3) an expected volatility of 134% and 134%, respectively; and (4) a fundraising event to occur on October 31, 2016 and May 15, 2016, respectively, that would result in the issuance of additional common stock.

In connection with the execution of the Note Amendment on February 12, 2016, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock. The warrant was issued on February 12, 2016, initially exercisable at $8.25 per share and expires on February 11, 2021. The warrant contains a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of this warrant was adjusted to $2.20 during the six months ended August 31, 2016. The fair value of the warrant at August 31, 2016 and February 29, 2016 was determined to be $50,877 and $68,292, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of August 31, 2016 and February 29, 2016 used the following assumptions: (1) stock price of $1.40 and $1.80, respectively; (2) a risk free rate of 1.12% and 1.20%, respectively; (3) an expected volatility of 134% and 134%, respectively; and (4) a fundraising event to occur on October 31, 2016 and May 15, 2016, respectively, that would result in the issuance of additional common stock.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the issuance of OID Notes in February 2016, the Company issued warrants to purchase an aggregate of 36,367 shares of common stock.  These warrants were issued between February 12 and 22, 2016, were initially exercisable at $8.25 per share and expire between February 11 and 21, 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of these warrants were adjusted to $2.00 during the six months ended August 31, 2016. The fair value of these warrants at August 31, 2016 and February 29, 2016 was determined to be $42,316 and $55,621, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of August 31, 2016 and February 29, 2016 used the following weighted-average assumptions: (1) stock price of $1.40 and $1.80, respectively; (2) a risk free rate of 1.12% and 1.21%, respectively; (3) an expected volatility of 134% and 134%, respectively; and (4) a fundraising event to occur on October 31, 2016 and May 15, 2016, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of OID Notes in March 2016, the Company issued warrants to purchase an aggregate of 9,092 shares of common stock.  These warrants were issued between March 4 and 15, 2016, were initially exercisable at $8.25 per share and expire between March 4 and 15, 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of these warrants were adjusted to $2.00 during the six months ended August 31, 2016. The fair value of these warrants at August 31, 2016 and at issuance between March 4 and 15, 2016 was determined to be $10,281 and $15,225, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of August 31, 2016, and between March 4 and 15, 2016, used the following weighted-average assumptions: (1) stock price of $1.40 and $1.97, respectively; (2) a risk free rate of 1.12% and 1.41%, respectively; (3) an expected volatility of 134% and 136%, respectively; and (4) a fundraising event to occur on October 31, 2016 and July 31, 2016, respectively, that would result in the issuance of additional common stock.

In connection with the Additional Unit Private Placement, the Company issued warrants to purchase an aggregate of 21,875 shares of common stock.  These warrants were issued on August 31, 2016, are exercisable at $3.00 per share and expire on August 30, 2021. As described in Note 3, the Price Protection provision associated with these warrants requires liability treatment. The fair value of these warrants at August 31, 2016 was determined to be $38,834 as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of August 31, 2016 used the following weighted-average assumptions: (1) stock price of $1.40; (2) a risk free rate of 1.22%; (3) an expected volatility of 134%; and (4) a fundraising event to occur on January 31, 2017, that would result in the issuance of additional common stock.

Put Exchange Feature Liability

The following table sets forth the changes in the estimated fair value for our Level 3 classified put exchange feature liabilities:

	Promissory Note, as amended	OID Notes	Total
Fair value, February 29, 2016:	$339,979	$136,423	$476,402
Additions	-	138,082	138,082
Change in fair value:	(265,438)	(191,430)	(456,868)
Fair value, August 31, 2016:	$74,541	$83,075	$157,616

The Promissory Note issued on July 31, 2015, as amended on February 12, 2016, contains a Note Voluntary Exchange provision that is a contingent put that requires liability treatment (see Note 6). The fair value of this put exchange feature at February 29, 2016 and August 31, 2016 was determined to be $339,979 and $74,541, respectively. The fair value was calculated using a probability weighted present value methodology. The significant inputs to the fair value model were 1) the timing of a Qualified Offering expected to occur in May 2016 at February 29, 2016 and October 31, 2016 at August 31, 2016; 2) the combined probability of both a Qualified Offering and a voluntary exchange to occur, which was determined to be 71% at both February 29 and August 31, 2016 and 3) a discount rate of 18%, approximating high yield distressed debt rates, used for all measurement dates.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The OID Notes issued contain an OID Note Voluntary Exchange provision that is a contingent put that requires liability treatment (see Note 6). The fair value of this put exchange feature at February 29, 2016 and August 31, 2016 was determined to be $136,423 and $83,075, respectively, as calculated using a probability weighted present value methodology. The significant inputs to the fair value model at all measurement dates were 1) the timing of a Qualified Offering expected to occur in May 2016 at February 29, 2016 and October 31, 2016 at August 31, 2016; 2) the combined probability of both a Qualified Offering and a voluntary exchange to occur, which was determined to be 81% at February 29, 2016 and 85% at August 31, 2016; and 3) a discount rate of 18%, approximating high yield distressed debt rates, used for all measurement dates.

NOTE 8 – EQUIPMENT

Equipment consists of the following:
	Estimated Useful Lives	August 31, 2016	February 29, 2016
Research equipment	7 years	$590,373	$590,373
Computer equipment	5 years	76,075	76,075
		666,448	666,448
Accumulated depreciation and amortization		(216,928)	(169,396)
Equipment, net		$449,520	$497,052

Depreciation and amortization expense was $23,766 and $23,812 for the three months ended August 31, 2016 and 2015, respectively. Depreciation of equipment utilized in research and development activities is included in research and development expenses and amounted to $20,126 and $20,126 for the three months ended August 31, 2016 and 2015, respectively. All other depreciation is included in general and administrative expense and amounted to $3,640 and $3,686 for the three months ended August 31, 2016 and 2015, respectively.

Depreciation and amortization expense was $47,532 and $48,657 for the six months ended August 31, 2016 and 2015, respectively. Depreciation of equipment utilized in research and development activities is included in research and development expenses and amounted to approximately $40,252 and $41,286 for the six months ended August 31, 2016 and 2015, respectively. All other depreciation is included in general and administrative expense and amounted to approximately $7,280 and $7,371 for the six months ended August 31, 2016 and 2015, respectively.

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

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – LICENSE AGREEMENT WITH ASET THERAPEUTICS, LLC

Effective August 31, 2016, the Company and ASET Therapeutics, LLC (“ASET”) entered into a mutual release of claims with respect to the termination of the Memorandum of Understanding dated July 14, 2014, as amended, the License and Development and Commercialization Agreement dated November 25, 2014 and all other related documents and agreements.

The Company assessed the collectability of its notes receivable in connection with two past due promissory notes of ASET in the aggregate principal amount of $125,000 held by the Company (the “ASET Notes”). The Company determined that the probability of repayment of the ASET Notes had decreased significantly and were to be written off. On August 30, 2016, the Company entered into a sale and assignment agreement with a non-affiliated shareholder, whereby the Company sold the ASET Notes for gross proceeds of $12,500. The Company recorded a loss on sale of notes receivable of $112,500 for the three and six months ended August 31, 2016.

NOTE 11 – NET LOSS PER SHARE

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period.  Restricted shares issued with vesting condition that have not been met at the end of the period are excluded from the computation of the weighted average shares. As of August 31, 2016 and 2015, 10,417 and 31,188 restricted shares of common stock, respectively, were excluded from the computation of the weighted average shares.

Diluted net loss per common share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares generally consist of incremental shares issuable upon exercise of stock options and warrants, shares issuable from convertible securities, and unvested restricted shares. When dilutive, warrants classified as liabilities are included in the potential common shares and any change in fair value of the warrant for the period presented is excluded from the net loss. For the periods ended August 31, 2016 and 2015, the liability warrants were not dilutive.

In computing diluted loss per share for the periods ended August 31, 2016 and 2015, no effect has been given to the common shares issuable at the end of the period upon the conversion or exercise of the following securities as their inclusion would have been anti-dilutive:

	August 31, 2016	August 31, 2015
Stock options	1,263,309	371,476
Warrants	1,142,532	847,932
Preferred stock	1,888,552	480,472
Total	4,293,552	1,699,880

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 – SUBSEQUENT EVENTS

Additional Closings of the Additional Unit Private Placement

Subsequent to August 31, 2016, the Company completed additional closings of the Additional Unit Private Placement (as defined in Note 3), whereby the Company issued an aggregate of 135 units for 192,000 shares of common stock, 48,300 shares of its newly created Series A-2 Convertible Preferred Stock (the “Series A-2 Preferred”), convertible into 483,000 shares of common stock, and five-year common stock purchase warrants to purchase 337,500 shares of common stock with an exercise price of $3.00 per share for aggregate gross proceeds of $1.35 million and net proceeds of approximately $1.23 million. The Company may issue shares of Series A-2 Preferred in lieu of issuing shares of common stock in the Additional Unit Private Placement for the benefit of certain purchasers that would be deemed to have beneficial ownership in excess of 4.99% or 9.99%. Additionally, the Company will issue an aggregate of 54,000 placement agent warrants in substantially the same form as the warrants issued to the investors in the Additional Unit Private Placement.

Research Collaboration

On September 29, 2016, the Company and Celgene Corporation (“Celgene”) entered into an amendment (the “Amendment”) to a previously executed pilot materials transfer agreement (the “Research Agreement”), to conduct a mutually agreed upon pilot research project (the “Pilot Project”). The Amendment provides for milestone payments to the Company of up to $973,482. Under the terms of the Research Agreement, Celgene will provide certain proprietary materials to the Company and the Company will evaluate Celgene’s proprietary materials in the Company’s metastatic cell line and animal nonclinical models. The milestone schedule calls for Celgene to pay the Company $486,741 upon execution of the Amendment, which the Company has received, and the balance in accordance with the completion of three (3) milestones to Celgene’s reasonable satisfaction. The term of the Research Agreement is one (1) year, unless extended by the parties. Either party may terminate the Research Agreement with thirty (30) days prior written notice.

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

Business Overview

We are a pre-commercial biotechnology company focused on the development and commercialization of diagnostic tests that are prognostic for risk of cancer metastasis, companion diagnostics to predict drug response, and anti-metastatic drugs. Our driver-based platform technology is based on the pivotal role of the Mena protein and its isoforms, a common pathway for the development of metastatic disease in epithelial-based solid tumors.

Our product development strategy is based on identifying patients most at risk for cancer metastasis and targeting the underlying mechanisms that drive the metastatic cascade. Unlike most oncology therapeutics that kill cancer cells directly or inhibit cancer cell proliferation, we focus on preventing aggressive tumors from spreading. This is particularly relevant as most cancer deaths are caused by aggressive tumors that spread throughout the body and not due to growth of the primary tumor.

Our novel diagnostic tests provide oncologists with clinically-actionable information to optimize cancer treatment strategies based on the specific biological nature of each patient’s tumor. We believe cancer treatment strategies can be personalized, outcomes improved and costs reduced through new diagnostic tools that identify the aggressiveness of primary tumors, predict benefit from adjuvant chemotherapy, and response to existing therapeutics including tyrosine kinase inhibitors (TKIs) and taxane-based drugs. The MetaSite Breast™ and MenaCalc™ assays are designed to accurately stratify patients based on the aggressiveness of their tumor and risk the cancer will spread. During 2016 and 2017, we plan to complete additional breast cancer clinical studies with the aim of providing additional prognostic and chemo-predictive clinical evidence and to further define specificity, sensitivity and clinical utility of our tests. Our diagnostic assays will be offered as Laboratory Developed Tests (LDT) through our state-of-the-art CLIA-certified central reference laboratory located in Boston, MA.

Going Concern

Since our inception, we have generated significant net losses. As of August 31, 2016, we had an accumulated deficit of approximately $25.5 million. At August 31, 2016 we have a negative working capital. We incurred net losses of approximately $2.1 million and $2.3 million for the six months ended August 31, 2016 and 2015, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payers, and our ability in the short term to collect from payers often requiring a case-by-case manual appeals process. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

Subsequent to August 31, 2016, we completed additional closings of the Additional Unit Private Placement for aggregate gross proceeds of $1.35 million and net proceeds of approximately $1.23 million.

We currently anticipate that our cash and cash equivalents and the proceeds from our Additional Unit Private Placement will be sufficient to fund our operations through February 28, 2017, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations and could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

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

We determined that ASET met the criteria for variable interest entities (“VIEs”) because it lacked substantial equity investment. VIEs are consolidated by the primary beneficiary.

The primary beneficiary is the party who has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. We determined that the Company was not the primary beneficiary of ASET based primarily on the facts that we did not have the power to direct ASET’s operations nor did we have any obligation to absorb ASET losses.  As a result, ASET had not been consolidated by the Company based on our determination that the Company was not the primary beneficiary.

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

On December 31, 2015, the ASET License Agreement was terminated due to ASET’s failure to meet certain obligations due to us. All intellectual property licensed to ASET pursuant to the ASET License Agreement has been returned to the Company and the parties entered into a mutual release effective August 30, 2016.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2016 and August 31, 2015

Revenues.  There were no revenues for the three months ended August 31, 2016 and 2015, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses. General and administrative expense was $615,849 for the three months ended August 31, 2016 as compared to $1,076,032 for the three months ended August 31, 2015. This represents an aggregate decrease of $460,183. Stock-based compensation was $200,094 for the three months ended August 31, 2016 as compared to approximately $261,017 for the three months ended August 31, 2015. Excluding non-cash stock-based compensation expense and depreciation expense, general and administrative expenses decreased by $399,155 to $412,176 for the three months ended August 31, 2016 from $811,331 for the three months ended August 31, 2015.

Consulting expense, investor relations and corporate communications expense, corporate legal expense, travel expense, and board compensation, all decreased by $257,202, $64,715, $30,229, $18,825 and $12,500, respectively. Decreased general and administrative expenses were partially offset by increased intellectual property legal expense and D&O insurance expense of approximately $30,521 and $12,415, respectively. We expect general and administrative expenses to remain relatively stable for the remainder of the fiscal year ending February 28, 2017, as projected increases in payroll and related expenses and consulting expenses will be offset by reduced offering and one-time costs.

Research and Development Expenses. Research and development expenses increased by $38,200 to $356,168 for the three months ended August 31, 2016 from $317,968 for the three months ended August 31, 2015. Excluding non-cash stock-based compensation expense and depreciation expense, research and development expenses increased by $19,227 to $292,838, for the three months ended August 31, 2016 from $273,611 for the three months ended August 31, 2015.

Research and development consulting expense increased by $53,983, which was partially offset by decreased laboratory consumable expense of approximately $40,633. We expect research and development expenses to increase for the remainder of this fiscal year ending February 28, 2017 as we conduct addition breast cancer clinical studies and other research and development activities.

Other (Income) Expense. Other expense amounted to income of $92,516 for the three months ended August 31, 2016 as compared to income of approximately $132,129 for the three months ended August 31, 2015.  This represents a change of $39,613. This change was due in part to an increase in interest expense on the notes payable of $361,546, a loss from the change in fair value of the warrant liability of $59,841, a loss on sale of notes receivable of $112,500, offset by the change in fair value of the put liability on the notes payable of $514,001.

Net Loss. As a result of the factors described above, we had a net loss of $879,501 for the three months ended August 31, 2016 as compared to a net loss of $1,261,871 for the three months ended August 31, 2015.

Comparison of the Six Months Ended August 31, 2016 and August 31, 2015

Revenues.  There were no revenues for the six months ended August 31, 2016 and 2015, respectively, because we have not yet commercialized any of our function-based diagnostic tests.

General and Administrative Expenses. General and administrative expense was $1,171,530 for the six months ended August 31, 2016 as compared to $2,024,928 for the six months ended August 31, 2015. This represents an aggregate decrease of $853,398. Stock-based compensation was $287,860 for the six months ended August 31, 2016 as compared to $468,129 for the six months ended August 31, 2015. Excluding non-cash stock-based compensation expense and depreciation expense, general and administrative expenses decreased by $673,038 to $876,390 for the six months ended August 31, 2016 from $1,549,428 for the six months ended August 31, 2015.

Consulting expense, investor relations and corporate communications expense, corporate legal expense, accounting, audit and tax expense, payroll and related expense, board compensation, and travel expense all decreased by $311,867, $164,261, $99,053, $84,537, $33,183, $25,000 and $18,279, respectively. Decreased general and administrative expenses were partially offset by increased intellectual property legal expense and D&O insurance expense of approximately $74,630 and $25,708, respectively. We expect general and administrative expenses to remain relatively stable for the next fiscal year ending February 28, 2017, as projected increases in payroll and related expenses and consulting expenses will be offset by reduced one-time and uplisting-related costs.

Research and Development Expenses. Research and development expenses increased by $89,997 to $627,291 for the six months ended August 31, 2016 from $537,294 for the six months ended August 31, 2015. Excluding non-cash stock-based compensation expense and depreciation expense, research and development expenses increased by $54,849 to $526,626 for the six months ended August 31, 2016 from $471,777 for the six months ended August 31, 2015.

Research and development consulting expense increased by $125,353, which was partially offset by decreased laboratory consumable expense, and payroll and related expenses of $77,690 and $29,660, respectively. We expect research and development expenses to increase for the remainder of this fiscal year ending February 28, 2017 as we conduct addition clinical studies and other research and development activities.

Other (Income) Expense. Other expense amounted to an expense of $300,469 for the six months ended August 31, 2016 as compared to income of $225,444 for the six months ended August 31, 2015.  This represents a change of $525,913. This change was due in part to an increase in interest expense on the notes payable of $706,636, an increase in other income of $139,953, gain from the change in fair value of the warrant liability of $111,151, and a loss from the change in fair value of the put liability on the notes payable of $460,002.

Net Loss. As a result of the factors described above, we had a net loss of $2,099,290 for the six months ended August 31, 2016 as compared to a net loss of $2,336,778 for the six months ended August 31, 2015.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of August 31, 2016, we had an accumulated deficit of approximately $25.5 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and commercialization expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock, preferred stock, and promissory notes. Through August 31, 2016, we had received net proceeds of approximately $6.7 million through the sale of common stock to investors, approximately $0.3 million through the sale of Series A Preferred Stock to investors, approximately $3.4 million through the sale of Series B Preferred Stock to investors, approximately $3.5 million from the issuance of convertible promissory notes and approximately $1.8 million from the issuance of non-convertible promissory notes.  As of August 31, 2016, we had cash and cash equivalents of $86,233 and net debt of approximately $2.0 million.  Through August 31, 2016, we have issued and outstanding warrants to purchase 1,142,532 shares of our common stock at a weighted average exercise price of $11.23, which could result in proceeds to us of approximately $12.8 million if all outstanding warrants were exercised for cash. Subsequent to August 31, 2016, we have received net proceeds of approximately $1.23 million through the sale of common stock, Series A-2 Preferred stock and warrants to investors in the Additional Unit Private Placement.

Cash Flows

At August 31, 2016, we had $86,173 in cash and cash equivalents, compared to $1,087,982 on August 31, 2015.

Net cash used in operating activities was $796,110 for the six months ended August 31, 2016 compared to $1,854,459 for the six months ended August 31, 2015. The decrease in cash used of $1,058,349 was primarily due to reduced payroll and related expenses, public company and professional fees associated with offerings and non-recurring transaction costs. We expect amounts used in operating activities to increase in fiscal year 2017 and beyond as we grow our corporate operations.

Net cash provided by investing activities was $12,500 for the six months ended August 31, 2016, compared to $146,561 of cash used for the six months ended August 31, 2015. The $159,061 of net cash used in investing activities for the three months ended August 31, 2015 was mainly attributable to laboratory equipment purchases for our research and development and CLIA-certified reference laboratory facility in Boston. We expect amounts used in investing activities to increase in fiscal year 2017 and beyond as we grow our corporate operations, expand research and development activities and establish and add capacity in our commercial laboratory, which is expected to result in an increase of our capital expenditures.

Net cash provided by financing activities during the three months ended August 31, 2016 was $506,060 compared to $2,831,182 for the three months ended August 31, 2015. Financing activities consisted primarily of proceeds from issuance of non-convertible OID promissory notes and warrants and common stock and warrants for the six months ended August 31, 2016, and from the sale of Series B Preferred Stock and warrants and the issuance of promissory notes and warrants for the six months ended August 31, 2015.

Contractual Obligations

As of August 31, 2016, we had the following contractual commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
License Agreement	$675	$175	$300	$200	$(1)

Second License Agreement	$555	$80	$275	$200	$(2)

Alternative Splicing Diagnostic License Agreements (3)	$278	$40	$138	$100	$(4)

Antibody License Agreement	$120	$25	$55	$40	$(5)

Lease Agreement (6)	$205	$205	$-	$-	$-

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

License Agreements

Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  The license maintenance payment of $75,000 for 2016 is currently outstanding. We are required to make payments of $100,000 in 2017 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the License Agreement.

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

We paid a license-signing fee of $15,000 in connection with entering into the Alternative Splicing Diagnostic License Agreement and a license-signing fee of $5,000 in connection with entering into the Alternative Splicing Therapeutic License Agreement.  Pursuant to these agreements, we are required to make annual license maintenance fee payments for each license beginning on January 1, 2015. As of August 31, 2016, the license maintenance payment of $15,000 for 2016 was outstanding.  Subsequent to August 31, 2016, the license maintenance payment of $15,000 has been satisfied.  We are required to make additional payments of $25,000 in 2017, $37,500 in 2018, and $50,000 in 2019 and every year each license is in effect thereafter.  On November 25, 2014, we entered into the ASET License Agreement with ASET who will assume responsibility for payment of half of the annual license maintenance fees as long as the Alternative Splicing Diagnostic License Agreement remains in effect. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. No annual license maintenance fee payments are due on the Alternative Splicing Therapeutic License Agreement so as long as the Alternative Splicing Diagnostic License Agreement is in effect. We are in compliance with the Alternative Splicing License Agreements.

We paid a license-signing fee of $10,000 in connection with entering into the Antibody License Agreement and are required to make license maintenance fee payments beginning on January 1, 2015. As of August 31, 2016, the license maintenance payment of $10,000 for 2016 was outstanding. Subsequent to August 31, 2016, the license maintenance payment of $10,000 has been satified.  We are required to make additional payments of $15,000 in 2017, $15,000 in 2018, and $20,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the Antibody License Agreement.

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

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash and cash equivalents and the proceeds from our Additional Unit Private Placement will be sufficient to fund our operations through February 28, 2017, without raising additional capital. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the recent financing activities. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

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

●
the rate of progress in establishing reimbursement arrangements with third-party payers;
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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Vice President, Finance, of the effectiveness of disclosure controls and procedures as of August 31, 2016. Based upon that evaluation, management, including the Chief Executive Officer and Vice President, Finance, concluded that the design and operation of disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of August 31, 2016.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of August 31, 2016.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during the three months ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

If the Company is unable to continue as a going concern, its securities will have little or no value.

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the years ended February 29, 2016 and February 28, 2015 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of August 31, 2016, the Company had an accumulated deficit of approximately $25.5 million. The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through February 28, 2017, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

METASTAT, INC.

Date: October 14, 2016	By:	/s/ Douglas A. Hamilton
Douglas A. Hamilton President and Chief Executive Officer (Principal Executive and Financial Officer)