Form 10-Q
period 2016-11-30
MetaStat, Inc.
filed 2017-01-17
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

As of January 13, 2016, there were 4,707,942 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MetaStat, Inc.
Condensed Consolidated Balance Sheets

	November 30,	February 29,
	2016	2016
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,849,590	$363,783
Notes receivable	-	125,000
Prepaid expenses	51,959	33,121
Total Current Assets	1,901,549	521,904

Equipment
(net of accumulated depreciation of $240,797
and $169,396, respectively)	427,725	497,052
Refundable deposits	43,600	43,600

TOTAL ASSETS	$2,372,874	$1,062,556

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable	$813,598	746,144
Accrued expenses	219,128	214,311
Deferred research and development reimbursement	411,855	-
Note payable (net of discount $63,523 and $743,282, respectively)	826,877	1,533,120
Accrued interest payable	88,000	56,000
Accrued dividends on Series B Preferred Stock	7,665	48,317
Total Current Liabilities	2,367,123	2,597,892

Derivative warrant liability	3,696,182	234,461
TOTAL LIABILITIES	6,063,305	2,832,353

STOCKHOLDERS' DEFICIT

Series A convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 874,257 shares issued and outstanding as of November 30, 2016 and February 29, 2016, respectively)	87	87
Series A-2 convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 70,541 and 0 shares issued and outstanding as of November 30, 2016 and February 29, 2016, respectively)	7	-
Series B convertible preferred stock ($0.0001 par value; 1,000 shares authorized; 209 and 659 shares issued and outstanding as of November 30, 2016 and February 29, 2016, respectively)	-	-
Common stock, ($0.0001 par value; 150,000,000 shares authorized; 4,707,942 and 1,851,201 shares issued and outstanding as of November 30, 2016 and February 29, 2016, respectively)	471	185
Additional paid-in-capital	23,172,362	21,607,259
Accumulated deficit	(26,863,358)	(23,377,328)
Total stockholders' deficit	(3,690,431)	(1,769,797)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,372,874	$1,062,556

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Revenue	$-	$-	$-	$-
Total Revenue	-	-	-	-

Operating Expenses
General & administrative	535,860	656,929	1,707,390	2,681,857
Research & development	182,549	405,911	809,840	943,205
Total Operating Expenses	718,409	1,062,840	2,517,230	3,625,062

Other Expenses (income)
Interest expense	274,910	123,918	981,546	169,279
Other income, net	(4,621)	7	(4,672)	(140,129)
Change in fair value of warrant liability	(755,026)	49,507	(816,775)	(123,393)
Change in fair value of embedded put option in notes payable	(157,617)	-	(614,484)	3,134
Loss on sale of notes receivable	-	-	112,500	-
Loss on extinguishment of debt	1,248,745	-	1,248,745	-
Loss on settlement of accounts payable	61,940	-	61,940	-
Settlement expense	-	-	-	39,097
Total Other Expenses (Income)	668,331	173,432	968,800	(52,012)

Net Loss	$(1,386,740)	$(1,236,272)	$(3,486,030)	$(3,573,050)

Loss attributable to common shareholders and loss per common share:

Net loss	$(1,386,740)	$(1,236,272)	$(3,486,030)	$(3,573,050)
Deemed Dividend on Series B Preferred Stock issuance	-	-	(708,303)	(1,067,491)
Accrued dividends on Series B Preferred Stock	(49,300)	(70,590)	(196,194)	(195,057)
Deemed Dividend on exchange of Series B Preferred	(2,311,241)	-	(2,340,552)	-
Loss attributable to common shareholders	$(3,747,281)	$(1,306,862)	$(6,731,079)	$(4,835,598)

Net loss per share attributable to common shareholders, basic and diluted	$(1.16)	$(0.72)	$(2.81)	$(2.67)

Weighted average of shares outstanding	3,225,111	1,821,182	2,397,028	1,812,825

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	November 30, 2016	November 30, 2015

Cash Flows from Operating Activities:
Net loss	$(3,486,030)	$(3,573,050)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	71,401	72,422
Share-based compensation	495,024	724,526
Loss on sale of note receivable and sale of assets	112,500	10,196
Loss on settlement of capital lease	-	8,820
Loss on settlement of accounts payable	61,940	-
Amortization of debt discount	899,296	129,354
Loss on extinguishment of debt	1,248,745	-
Change in fair value of warrant liability	(816,775)	(123,393)
Change in fair value of embedded put option in notes payable	(614,484)	3,134
Net changes in assets and liabilities:
Prepaid expenses and other current assets	139,561	24,844
Refundable deposits		(3,600)
Accounts payable and accrued expenses	137,860	259,262
Deferred research and development reimbursement	411,855	-
Interest payable	80,000	29,649
Net cash (used in) operating activities	(1,259,107)	(2,437,836)

Cash Flows from Investing Activities:
Note receivable	-	(50,000)
Proceeds received from settlement of capital lease	-	2,897
Proceeds from sale of notes receivable	12,500	-
Purchase of equipment	(2,074)	(151,830)
Net cash provided by (used in) investing activities	10,426	(198,933)

Cash Flows from Financing Activities:
Proceeds from issuance of notes, net of issuance costs	122,790	1,111,408
Proceeds from issuance of common stock and warrants, net of offering costs	2,746,688	-
Re-purchase of common stock and warrants	-	(111,563)
Proceeds from issuance of Series B preferred stock and warrants, net of offering costs	-	1,945,244
Payment of non-convertible debt	(8,000)	-
Payment of short-term debt	(126,990)	(107,250)
Payment of capital lease obligation	-	(42,407)
Defferred Offering Costs	-	(151,566)
Net cash provided by financing activities	2,734,488	2,643,866

Net increase in cash and cash equivalents	1,485,807	7,097

Cash and cash equivalents at the beginning of the period	363,783	257,820
Cash and cash equivalents at the end of the period	$1,849,590	$264,917

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Warrant liability associated with note payable	$15,225	$150,544
Series B preferred PIK dividend	$168,945	$164,454
Series B preferred stock accrued dividends	$196,194	$195,057
Issuance of common stock and warrants as payment of accounts payable	$158,937	$-
Issuance of common stock and warrants in exchange of notes payable	$2,326,321	$-
Financing of insurance premium through notes payable	$158,400	$107,250
Note receivable received for sale of assets	$-	$75,000
Capital lease settled against deposit	$-	$227,235
Warrants issued to placement agents	$278,223	$175,241
Placement agent warrants issued with note payable	$-	$16,800
Deemed dividend related to Series B preferred stock BCF adjustment for conversion price adjustment	$708,303	$-
Issuance of common stock, preferred stock and warrants in exchange for accrued Series B preferred stock dividends	$67,900	$-
Deemed dividend to Series B preferred stock holders upon exercising Most Favored Nation option	$2,340,552	$-
Issuance of warrants in connection with OID Notes amendment	$44,095	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Deficit
For the nine months ended November 30, 2016

	Series A Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at March 1, 2016	874,257	$87	-	$-	659	$-	1,851,201	$185	$21,607,259	$(23,377,328)	$(1,769,797)
Issuance of common stock, preferred stock and warrants for cash, net of offering costs	-	-	48,300	5	-	-	1,065,750	107	962,550	-	962,662
Issuance of common stock and warrants to convert accounts payable	-	-	-	-	-	-	32,500	3	116,997	-	117,000
Issuance of common stock, preferred stock and warrants to convert notes payable	-	-	16,000	2			440,500	44	1,566,755		1,566,801
Beneficial conversion feature of Series B preferred stock	-	-	-	-	-	-	-		708,303		708,303
Deemed dividend to Series B preferred stock holders	-	-	-	-	-	-	-		(708,303)		(708,303)
Accrued dividends on Series B preferred stock	-	-	-	-	-	-	-		(196,194)		(196,194)
Series B preferred dividends paid-in-kind	-	-	-	-	31	-	-		168,945		168,945
Issuance of common stock, preferred stock and warrants in exchange for cancellation of Series B preferred stock and Series A Warrants	-	-	6,241	-	(481)	-	1,292,991	129	747,486		747,615
Deemed dividend related to Series B preferred	-	-	-	-	-	-	-	-	(2,340,552)	-	(2,340,552)
Issuance of warrants in connection with OID Notes amendment	-	-	-	-	-	-	-	-	44,095	-	44,095
Share-based compensation	-	-	-	-	-	-	25,000	3	495,021	-	495,024
Net loss	-	-	-	-	-	-	-	-	-	(3,486,030)	(3,486,030)
Balance at November 30, 2016	874,257	$87	70,541	$7	209	$-	4,707,942	$471	$23,172,362	$(26,863,358)	$(3,690,431)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

MetaStat, Inc. (“we,” “us,” “our,” the “Company,” or “MetaStat”) is a pre-commercial biotechnology company focused on the development and commercialization of diagnostic tests that are prognostic for the risk of cancer metastasis, companion diagnostics to predict drug response, and anti-metastatic drugs. Our driver-based platform technology is based on the pivotal role of the Mena protein and its isoforms, a common pathway for the development of metastatic disease and drug resistance in epithelial-based solid tumors. The Company was incorporated on March 28, 2007 under the laws of the State of Nevada.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MetaStat Biomedical, Inc., a Delaware corporation and all significant intercompany balances have been eliminated by consolidation.

These interim unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes for the year ended February 29, 2016 included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on May 31, 2016. These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of November 30, 2016 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses of approximately $26.9 million as of November 30, 2016, has a negative working capital and has not generated revenues or positive cash flows from operations. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – CAPITAL STOCK

The Company has authorized 160,000,000 shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 10,000,000 are shares of “blank-check” preferred stock.

Our board of directors or Board is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of common stock. The preferred stock could be utilized as a method of discouraging, delaying or preventing a change in control of the Company.

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

Series A Convertible Preferred Stock

Pursuant to the Certificate of Designation of Rights and Preferences of the Series A Convertible Preferred Stock (the “Series A Preferred Stock” or “Series A Preferred”), the terms of the Series A Preferred Stock are as follows:

Ranking

The Series A Preferred Stock will rank (i) senior to our common stock, (ii) pari passu with our Series A-2 Convertible Preferred Stock, and (iii) junior to our Series B Convertible Preferred Stock with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company.

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

Series A-2 Convertible Preferred Stock

Pursuant to the Certificate of Designation of Rights and Preferences of the Series A-2 Convertible Preferred Stock (the “Series A-2 Preferred Stock” or “Series A-2 Preferred”), the terms of the Series A-2 Preferred Stock are as follows:

Ranking

The Series A-2 Preferred will rank (i) senior to our common stock, (ii) pari passu with our Series A Preferred Stock, and (iii) junior to our Series B Preferred Stock (as defined below) with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company.

Dividends

The Series A-2 Preferred is not entitled to any dividends.

Liquidation Rights

In the event of any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the Series A-2 Preferred shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series A-2 Preferred an amount of cash, securities or other property to which such holder would be entitled to receive with respect to each such share of Preferred Stock if such shares had been converted to common stock immediately prior to such liquidation, dissolution or winding-up of the Company.

Voluntary Conversion; Anti-Dilution Adjustments

Each share of Series A-2 Preferred shall, at any time, and from time to time, at the option of the holder, be convertible into ten (10) shares of common stock (the “Series A-2 Conversion Ratio”). The Series A-2 Conversion Ratio is subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of common stock, or mergers or reorganizations.

Conversion Restrictions

The holders of the Series A-2 Preferred may not convert their shares of Series A-2 Preferred into shares of common stock if the resulting conversion would cause such holder and its affiliates to beneficially own (as determined in accordance with Section 13(d) of the Exchange Act, and the rules thereunder) in excess of 4.99% or 9.99% of the common stock outstanding, when aggregated with all other shares of common stock owned by such holder and its affiliates at such time; provided, however, that such holder may elect to waive these conversion restrictions.

Voting Rights

The Series A-2 Preferred has no voting rights. The common stock into which the Series A-2 Preferred is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding common stock, and none of the rights of the Series A-2 Preferred.

Series B Convertible Preferred Stock

Pursuant to the Certificate of Designation of Rights and Preferences of the Series B Convertible Preferred Stock (the “Series B Preferred Stock” or “Series B Preferred”), the terms of the Series B Preferred Stock are as follows:

Ranking

The Series B Preferred Stock will rank senior to the Series A Preferred Stock and common stock with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company.

Stated Value

Each share of Series B Preferred Stock will have a stated value of $5,500, subject to adjustment for stock splits, combinations and similar events (the “Stated Value”).

Dividends

Cumulative dividends on the Series B Preferred Stock accrue at the rate of 8% of the Stated Value per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year, from and after the date of the initial issuance.  Dividends are payable in kind in additional shares of Series B Preferred Stock valued at the Stated Value or in cash at the sole option of the Company. At November 30, 2016 and February 29, 2016, the dividend payable to the holders of the Series B Preferred Stock amounted to approximately $8,000 and approximately $48,000, respectively. During the three and nine months ended November 30, 2016, the Company issued 4.0092 and 30.7170 shares of Series B Preferred Stock, respectively, for payment of dividends amounting to approximately $22,500 and approximately $169,000, respectively. During the three and nine months ended November 30, 2015, the Company issued 12.6658 and 29.9012 shares of Series B Preferred Stock, respectively, for payment of dividends amounting to approximately $70,000 and approximately $164,000, respectively.

Liquidation Rights

If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Series A Preferred Stock or common stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. At November 30, 2016 and February 29, 2016, the value of the liquidation preference of the Series B Preferred Stock aggregated to approximately $1.2 million and $3.7 million, respectively.

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

See Note 3 for the accounting treatment of the Series B Preferred Stock.

NOTE 3 – EQUITY ISSUANCES

Common stock financing – the 2016 Unit Private Placement

During the nine months ended November 30, 2016, the Company entered into a subscription agreement pursuant to a private placement (the “2016 Unit Private Placement”) with a number of accredited investors pursuant to which the Company issued units for an offering price of $10,000 per unit, with each unit consisting of (i) 5,000 shares of its common stock, and (ii) five-year warrants (the “Unit Warrants”) to purchase 2,500 shares of common stock at an exercise price of $3.00 per share.

During the nine months ended November 30, 2016, the Company issued an aggregate of 49.5 units consisting of an aggregate of 247,500 shares of common stock and 123,750 Unit Warrants for an aggregate purchase price of $495,000. After deducting placement agent fees and other offering expenses, including legal expenses, net proceeds amounted to approximately $390,000. Additionally, the Company issued an aggregate of 24,750 placement agent warrants in substantially the same form as the Unit Warrants.

Registration Rights Agreement

Pursuant to a registration rights agreement entered into by the parties, the Company agreed to file a registration statement with the SEC providing for the resale of the shares of common stock and the shares of common stock underlying the Unit Warrants issued pursuant to the 2016 Unit Private Placement on or before the date which is forty-five (45) days after the date of the final closing of the 2016 Unit Private Placement. The Company will use its commercially reasonable efforts to cause the registration statement to become effective within one hundred fifty (150) days from the filing date. The Company has received a waiver from a majority of the 2016 Unit Private Placement investors extending the filing date of the registration statement to no later than December 15, 2016.

The Company filed the Registration Statement on Form S-1 with the SEC on December 14, 2016.

Most Favored Nation Exchange – the 2016 MFN Exchange

On July 12, 2016, the Company and one Series B Preferred Stock shareholder (the “Exchange Purchaser”) entered into an exchange agreement effective July 1, 2016 (the “Exchange Agreement”) whereby the Exchange Purchaser elected to exercise their Most Favored Nation exchange right into the securities offered pursuant to the 2016 Unit Private Placement (the “MFN Exchange”). Accordingly, the Exchange Purchaser tendered all of their 19.4837 shares of Series B Preferred Stock and approximately $2,000 of accrued and unpaid dividends for an aggregate exchange amount of approximately $109,000, plus 9,000 Series A Warrants with an exercise price of $10.50 per share originally issued in connection with the Series B Private Placement for an aggregate of 54,652 shares of common stock and Unit Warrants to purchase 27,326 shares of common stock at an exercise price of $3.00 per share. Additionally, the parties entered into a joinder agreement, and the Exchange Purchaser was granted all rights and benefits under the 2016 Unit Private Placement financing agreements.

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

For nine months ended November 30, 2016, the Company has recorded a non-cash deemed dividend to Additional Paid-in Capital of approximately $29,000, in connection with the MFN Exchange equal to the excess fair value of the shares of common stock and Unit Warrants received over the carrying value of the exchanged shares of Series B Preferred and Series A Warrants.

Common stock financing – Additional 2016 Unit Private Placement

During the nine months ended November 30, 2016, the Company entered into a subscription agreement (the “Additional 2016 Unit Subscription Agreement”) pursuant to a private placement (the “Additional 2016 Unit Private Placement”) whereby the Company may issue units for an offering price of $10,000 per unit, with each unit consisting of (i) 5,000 shares of its common stock at an effective price of $2.00 per share (the “Effective Price”), and (ii) five-year warrants (the “Additional Unit Warrants”) to purchase 2,500 shares of common stock at an exercise price of $3.00 per share. Pursuant to the Additional 2016 Unit Subscription Agreement, for the benefit of certain investors that would be deemed to have beneficial ownership in excess of 4.99% or 9.99%, the Company may issue shares of Series A-2 Preferred Stock in lieu of issuing shares of common stock to such investors.

Pursuant to the Additional 2016 Unit Subscription Agreement, for a period of one hundred eighty (180) days following the final closing of the Additional 2016 Unit Private Placement, the investors shall have “full-ratchet” anti-dilution price protection (the “Price Protection”) based on certain issuances by the Company of common stock or securities convertible into shares of common stock at an effective price per share less than the Effective Price (a "Down-round Issuance"), whereby the Company would be required to issue the investors additional shares of common stock and Additional Unit Warrants.

During the nine months ended November 30, 2016, the Company issued an aggregate of 8.75 units consisting of an aggregate of 43,750 shares of common stock and Additional Unit Warrants to purchase 21,875 shares of common stock for an aggregate purchase price of $87,500. After deducting placement agent fees and other offering expenses, including legal expenses, net proceeds amounted to approximately $73,000. Additionally, the Company issued an aggregate of 438 placement agent warrants in substantially the same form as the Additional Unit Warrants but without the Price Protection provision.

During the three and nine months ended November 30, 2016, the Company issued an aggregate of 251.5 units consisting of an aggregate of 774,500 shares of common stock, 48,300 shares of Series A-2 Preferred Stock convertible into 483,000 shares of common stock, and Additional Unit Warrants to purchase 628,750 shares of common stock, for an aggregate purchase price of approximately $2.5 million. After deducting placement agent fees and other offering expenses, including legal expenses, net proceeds amounted to approximately $2.3 million.

Additionally, in connection with the Additional 2016 Unit Private Placement, the Company issued placement agent warrants to purchase an aggregate of 108,958 shares of common stock in substantially the same form as the Additional Unit Warrants but without the Price Protection provision.

Exchange of Payables – the Company Payable Exchange

Between October 21, 2016 and October 30, 2016, the Company entered into the Additional 2016 Unit Subscription Agreement with certain accredited vendors of the Company in connection with the exchange (the “Company Payable Exchange”) of an aggregate of $65,000 of accounts payable into the Additional 2016 Unit Private Placement. Pursuant to the Company Payable Exchange, the Company issued an aggregate of 6.5 units consisting of an aggregate of 32,500 shares of common stock, and Additional Unit Warrants to purchase 16,250 shares of common stock in consideration for the cancellation of $65,000 of accounts payable in the aggregate. As a result of the Company Payable Exchange, the Company recognized a loss of approximately $62,000.

Exchange of Promissory Note – the Promissory Note Exchange

Effective October 21, 2016, the Company entered into the Additional 2016 Unit Subscription Agreement with the holder (the “Noteholder”) of the Promissory Note (as defined in Note 6) in connection with the exchange (the “Promissory Note Exchange”) of $600,000 principal amount of Promissory Notes plus $48,000 of accrued and unpaid interest into the Additional 2016 Unit Private Placement. In connection with the Promissory Note Exchange, we issued 64.8 units consisting of 230,000 shares of common stock, 9,400 shares of Series A-2 Preferred, convertible into 94,000 shares of common stock, and Additional Unit Warrants to purchase 162,000 shares of common stock in exchange for the cancellation of $600,000 principal amount plus $48,000 of accrued and unpaid interest of the Promissory Note (See Note 6).

Exchange of OID Notes – the OID Note Exchange

Effective October 28, 2016, the Company entered into the Additional 2016 Unit Subscription Agreement with certain holders of OID Notes (the “OID Noteholders”) in connection with the exchange (the “OID Note Exchange”) of an aggregate of $553,000 principal amount of OID Notes (the “OID Exchange Amount”) into the Additional 2016 Unit Private Placement. In connection with the OID Note Exchange, we issued an aggregate of 55.3 units consisting of 210,500 shares of common stock, 6,600 shares of Series A-2 Preferred, convertible into 66,000 shares of common stock and Additional Unit Warrants to purchase 138,250 shares of common stock in exchange for the cancellation of $553,000 of OID Notes (See Note 6).

Most Favored Nation Exchange – the Additional 2016 MFN Exchange

Effective October 30, 2016, the Company and certain Series B Preferred Stockholders (the “Additional Exchange Purchasers”) entered into exchange agreements (the “Exchange Agreements”) whereby the Additional Exchange Purchasers elected to exercise their Most Favored Nation exchange rights into the securities offered pursuant to the Additional 2016 Unit Private Placement (the “Additional MFN Exchange”). Accordingly, the Additional Exchange Purchasers tendered all of their 460.6480 shares of Series B Preferred Stock and approximately $68,000 of accrued and unpaid dividends for an aggregate exchange amount of approximately $2.6 million, plus 208,027 Series A Warrants with an exercise price of $10.50 per share originally issued in connection with the Series B Private Placement (as defined below) for an aggregate of 1,238,339 shares of common stock, 6,240.8 shares of Series A-2 Preferred Stock convertible into 62,408 shares of common stock, and Additional Unit Warrants to purchase 650,381 shares of common stock. Additionally, the parties entered into a joinder agreement, and the Exchange Purchasers were granted all rights and benefits under the Additional 2016 Unit Private Placement financing agreements.

The Company analyzed and determined that the Additional MFN Exchange is a contingent beneficial conversion feature that should be recognized upon the occurrence of the contingent event based on its intrinsic value at the commitment date. Since the Company had fully recognized all allocated proceeds of the Series B Preferred Stock in previously recognized beneficial conversion features, no beneficial conversion was recognized upon the exchange of the Series B Preferred Stock in the Additional MFN Exchange.

For the three and nine months ended November 30, 2016, the Company has recorded a non-cash deemed dividend to Additional Paid-in Capital of approximately $2.3 million and approximately $2.3 million, respectively, in connection with the Additional MFN Exchange equal to the excess fair value of the shares of common stock, shares of Series A-2 Preferred Stock and Additional Unit Warrants received over the carrying value of the shares of Series B Preferred Stock and exchanged Series A Warrants.

Accounting for the Price Protection Provision

The Company analyzed the Price Protection provision for embedded derivatives that require bifurcation. The Company evaluated the Price Protection provision for both the issuance of additional shares of common stock and additional warrants in connection with a down-round issuance in accordance with ASC 480 and ASC 815. In connection with the potential issuance of additional shares of common stock, the Company concluded that since the embedded down-round feature is within the equity host contract, the embedded Price Protection provision would be considered clearly and closely related to the equity host under ASC 815-15-25-1(a) and that the Price Protection provision should not be bifurcated. In connection with the potential issuance of additional warrants, the Company concluded that the freestanding Additional Unit Warrants are not indexed to the Company’s common stock within the scope of ASC 815-40 and therefore was initially bifurcated and measured at fair value and recorded as a derivative liability in the Condensed Consolidated Balance Sheet. The derivative liability will be measured at fair value on an ongoing basis, with changes in fair value recognized in the statement of operations.

Registration Rights Agreement

Pursuant to a registration rights agreement entered into by the parties, the Company agreed to file a registration statement with the SEC providing for the resale of the shares of common stock and the shares of common stock underlying the Additional Unit Warrants issued pursuant to the Additional 2016 Unit Private Placement on or before the date which is forty-five (45) days after the date of the final closing of the Additional 2016 Unit Private Placement, which occurred on October 30, 2016. The Company will use its commercially reasonable efforts to cause the registration statement to become effective within one hundred fifty (150) days from the filing date. The Company filed the Registration Statement on Form S-1 with the SEC on December 14, 2016.

Issuances of common stock for services

During the nine months ended November 30, 2015, the Company issued an aggregate of 28,001 shares of common stock to consultants for services that vested immediately and 6,667 shares of common stock to a consultant for services that vest over 6 months.  The weighted average fair value of these shares of common stock amounted to $4.96. During the nine months ended November 30, 2015, the Company recognized approximately $236,000 into general and administrative expense related to common stock issued for services.

During the nine months ended November 30, 2016, the Company issued an aggregate of 25,000 shares of common stock to a consultant for services that vested over a two-month term and to settle $32,000 of accounts payable. The fair value of the shares amounted to approximately $46,000 on the grant date, of which approximately $14,000 was recognized into general and administrative expense during the nine months ended November 30, 2016.

Settlement

On April 1, 2015, the Company entered into a settlement agreement to settle a dispute with two affiliated security holders in which the Company paid $150,000, in exchange for the cancellation of all Company securities held by such parties, which included an aggregate of 10,728 shares of common stock, 1,667 common stock purchase warrants with an exercise price of $31.50 and 5,001 common stock purchase warrants with an exercise price of $22.50. Additionally, the Company reimbursed $3,000 of legal expenses to the two affiliated security holders. The Company recorded the fair value of the instruments as a reduction of equity as equity instruments were cancelled and recognized a settlement expense of approximately $39,000 for the excess of the amount paid over the fair value of the cancelled equity instruments.

Series B preferred stock financing – the Series B Private Placement

The Company entered into an amended and restated securities purchase agreement (the “A&R Series B Purchase Agreement”) on March 27, 2015 and March 31, 2015 with a number of new and existing accredited investors (collectively, the “Series B Investors”) pursuant to which it sold approximately $2,131,000 of Series B Preferred Stock convertible into common stock at $8.25 per share in a private placement (the “Series B Private Placement”).  In addition, pursuant to the A&R Series B Purchase Agreement, the Company issued series A warrants (the “Series A Warrants”) to purchase up to 193,708 shares of common stock at an initial exercise price per share of $20.50 to the Series B Investors. The Series A Warrants expire on March 31, 2020.

Pursuant to the closings of the Series B Private Placement in March 2015, the Company issued 387.4088 shares of Series B Preferred Stock convertible into 1,065,375 shares of common stock and Series A Warrants to purchase 193,708 shares of common stock for an aggregate purchase price of approximately $2,131,000, of which $18,000 represents the exchange of stock-based compensation to a consultant that was to be settled in shares of common stock and was settled in Series B Preferred Stock and Series A Warrants. As a result of the exchange, the Company recorded approximately $13,000 of stock-based compensation expense.

In connection with the March 2015 closings of the Series B Private Placement, the placement agents were paid a total cash fee of approximately $147,000 including expense allowances and reimbursements, and were issued an aggregate of 20,668 Series A Warrants. On the grant dates, the fair value of the placement agent warrants amounted to approximately $158,000 and was recorded as a stock issuance cost. Net proceeds amounted to approximately $1,945,000 after deducting offering expenses to be paid in cash, including the placement agent fees and legal fees and other expenses.

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

Allocation of Proceeds of the Series B Private Placement on March 27 and 31, 2015

The proceeds of approximately $2,131,000 from the Series B Private Placement on March 27 and 31, 2015 were allocated to the Series B Preferred Stock and Series A Warrant instruments based on their relative fair values.

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

After allocation of the proceeds, the effective conversion price of the Series B Preferred Stock was determined to be beneficial and, as a result, the Company recorded a non-cash deemed dividend of approximately $1,067,000 equal to the intrinsic value of the beneficial conversion feature since the Series B Preferred Stock was immediately convertible.

Deemed Dividend due to Conversion Price Adjustment.

During the nine months ended November 30, 2016, as a result of the adjustment of the Series B Conversion Price from $8.25 to $2.00 per share due to the 2016 Unit Private Placement, the Company recorded a non-cash deemed dividend, amounting to approximately $708,000.  The expense was measured at the intrinsic value of the beneficial conversion feature for each issuance of Series B Preferred Stock in the Series B Private Placement and was limited to the amount of Series B Preferred Stock allocated proceeds less previously recognized beneficial conversion features.

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

NOTE 4 – STOCK OPTIONS

During the nine months ended November 30, 2015, the Company issued options to purchase 6,667 shares of common stock at $11.25 per share and 10,000 shares of common stock at $8.25 to consultants. These options vest upon achieving certain performance-based milestones and expire ten years after their grant. The Company will measure the fair value of these options with vesting contingent on achieving certain performance-based milestones and recognize the compensation expense when vesting becomes probable. The fair value will be measured using a Black-Scholes model. During the nine months ended November 30, 2015, 3,334 of these options vested based on achieving certain milestones.

During the nine months ended November 30, 2015, the Company issued options to purchase 85,005 shares of common stock at $8.25 per share to non-executive members of its Board and employees. These options vest over time through May 2018 for the non-executive members of the Board and through September 2017 for the employees. These options had a total fair value of approximately $405,000 as calculated using the Black-Scholes model.

During the nine months ended November 30, 2015, the Company issued options to purchase 60,000 shares of common stock at $8.25 per share to our Chief Executive Officer. Certain of these options vest upon achieving certain performance-based or market-based milestones and expire on June 17, 2025. The fair value of these options on the grant date was approximately $221,000. The Company will recognize the compensation expense when vesting becomes probable.  During the nine months ended November 30, 2015, 10,000 of these options vested immediately and during the three and nine months ended November 30, 2015, 10,000 of these options vested upon achieving a performance based milestone.

During the nine months ended November 30, 2015, the Company issued options to purchase 26,667 shares of common stock at $8.25 per share to our former Chief Executive Officer and Chief Medical Officer. These options vested immediately. These options had a total fair value of approximately $44,000 as calculated using the Black-Scholes model. The Company also modified the expiration date of certain vested option previously granted to our former Chief Executive Officer and Chief Medical Officer, which resulted in an additional compensation expense of approximately $22,000 being recorded during the nine months ended November 30, 2015.

During the nine months ended November 30, 2016, the Company issued options to purchase 50,000 shares of common stock at $2.19 per share to a non-executive member of its Board. These 50,000 options vest in three equal installments on each of May 26, 2017, May 26, 2018, and May 26, 2019 and expire on May 26, 2026. These options had a total fair value of approximately $87,000 as calculated using the Black-Scholes model.

During the nine months ended November 30, 2016, the Company issued options to purchase 50,000 shares of common stock at $2.19 per share to a non-executive member of its Board for performing other services. These 50,000 options vest upon achieving a certain milestone and expire on May 26, 2026. These options will be measured and recognized when vesting becomes probable.

During the nine months ended November 30, 2016, the Company issued options to purchase an aggregate of 440,000 shares of common stock at an exercise price of $2.00 per share to members of its management team. These options expire on July 7, 2026. These options had a grant date fair value of approximately $622,000 as calculated using the Black-Scholes model. 73,333 of these options vested immediately and 146,667 of these options vest in equal monthly installments over a twenty-four-month period. 220,000 options are subject to certain milestone-based vesting. The Company has not recognized any stock based compensation for the options with performance-vesting conditions, and expects to recognize the compensation expense when vesting become probable, which has not yet occurred.

During the nine months ended November 30, 2016, the Company issued options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $2.00 per share to a non-executive member of its Board. These options expire on July 7, 2026. These options had a total fair value of approximately $143,000 as calculated using the Black-Scholes model. 33,333 of these options vested immediately and 66,667 of these options vest in equal monthly installments over a twenty-four-month period.

During the nine months ended November 30, 2016, the Company issued options to purchase an aggregate of 240,000 shares of common stock at an exercise price of $2.00 per share to consultants. These options expire on July 7, 2026. 33,333 of these options, with an aggregate fair value of approximately $57,000, vest on the first anniversary date and then 66,667 of these options vest in equal monthly installments over a twenty-four-month period. 140,000 of these options are subject to certain milestone-based vesting and the Company will measure the fair value of these options with vesting contingent on achieving certain performance-based milestones and recognize the compensation expense when vesting becomes probable.

During the three and nine months ended November 30, 2016, the Company and a member of its Board voluntarily cancelled options to purchase an aggregate of 100,000 shares of common stock at an exercise price of $2.00 per share without replacement. The Company recognized approximately $69,000 of compensation expense related to the cancellation of these options.

The weighted average inputs to the Black-Scholes model used to value the stock options granted during the nine months ended November 30, 2016 and 2015 are as follows:

	November 30, 2016	November 30, 2015
Expected volatility	98.98 - 102.74%	113.47 - 123.55%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.97 - 1.65%	0.67 - 2.32%
Expected Term	5.47 years	6.30 years

For the three months ended November 30, 2016, the Company recognized approximately $133,000 of compensation expense related to stock options, of which approximately $111,000 was recognized in general and administrative expenses and approximately $22,000 in research and development expenses.

For the nine months ended November 30, 2016, the Company recognized approximately $481,000 of compensation expense related to stock options, of which approximately $399,000 was recognized in general and administrative expenses and approximately $82,000 in research and development expenses.

For the three months ended November 30, 2015, the Company recognized approximately $204,000 of compensation expense related to stock options, of which approximately $141,000 was recognized in general and administrative expenses and approximately $63,000 in research and development expenses.

For the nine months ended November 30, 2015, the Company recognized approximately $456,000 of compensation expense related to stock options, of which approximately $369,000 was recognized in general and administrative expenses and approximately $87,000 in research and development expenses.

The following table summarizes common stock options issued and outstanding as of November 30, 2016:
	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at February 29, 2016	426,976	$14.45	$-	7.98
Granted	880,000	$2.02	-	-
Expired and forfeited	(200,334)	$8.05	-	-

Outstanding and expected to vest at November 30, 2016	1,106,642	$5.77	$-	8.81
Exercisable at November 30, 2016	275,964	$13.72	$-	7.03

The following table breaks down exercisable and unexercisable common stock options by exercise price as of November 30, 2016:

Exercisable			Unexercisable
Number of Options	Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Exercise Price	Weighted Average Remaining Life (years)
85,556	$2.00	9.61	594,444	$2.00	9.61
-	$2.19	-	100,000	$2.19	9.49
8,375	$3.55	9.18	25,125	$3.55	9.18
1,068	$8.10	8.17	-	$8.10	-
67,780	$8.25	5.18	92,221	$8.25	8.52
52,434	$10.20	5.10	-	$10.20	-
3,334	$11.25	8.47	3,333	$11.25	8.47
4,445	$16.50	7.88	15,555	$16.50	7.88
8,068	$22.50	8.17	-	$22.50	-
44,904	$48.75	6.35	-	$48.75	-
275,964	$13.72	7.03	830,678	$3.07	9.42

As of November 30, 2016, we had approximately $267,000 of unrecognized compensation related to employee and consultant stock options that are expected to vest over a weighted average period of 0.9 years and, approximately $500,000 of unrecognized compensation related to employee stock options whose recognition is dependent on certain milestones to be achieved. Additionally, there were 30,000 stock options with a performance vesting condition that were granted to consultants which will be measured and recognized when vesting becomes probable.

NOTE 5 – WARRANTS

For the nine months ended November 30, 2015, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock in connection with the issuance of the Promissory Note on July 31, 2015, referenced in Note 6. This warrant was initially exercisable at $8.25 per share and expires on July 30, 2020. The warrant vested immediately. In connection with the issuances of common stock pursuant to the 2016 Unit Private Placement, the exercise price of these warrants was adjusted to $2.00 per share.

In connection with the issuances of the Promissory Note pursuant to the Note Purchase Agreement on July 31, 2015, the Company issued placement agent warrants to purchase an aggregate of 5,600 shares of common stock.  These placement agent warrants were issued on July 31, 2015, are exercisable at $10.50 per share and expire on July 31, 2020. These placement agent warrants vested immediately. The fair value of these warrants was determined to be approximately $17,000, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.54%; (2) an expected term of 5.0 years; (3) an expected volatility of 128%; and (4) zero expected dividends. Approximately $17,000 was recorded as part of the debt discount against the stated value of the Note (See Note 6).

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

In connection with the issuances of the Series B Preferred Stock on March 27, 2015 and March 31, 2015, the Company issued placement agent warrants to purchase an aggregate of 20,668 shares of common stock.  These placement agent warrants had the same terms as the Series A Warrants and were issued on March 27, 2015, are exercisable at $10.50 per share and expire on March 31, 2020. These placement agent warrants vest immediately. The fair value of these warrants was determined to be approximately $158,500, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.41%; (2) an expected term of 5.0 years; (3) an expected volatility of 125%; and (4) zero expected dividends.

For the nine months ended November 30, 2015, the Company issued an aggregate of 1,251 warrants to a consultant for services. These warrants were issued on May 31, 2015 and expire on May 31, 2020. A total of 556 of such warrants are exercisable at $15.00 per share and 695 of such warrants are exercisable at $18.75 per share. These warrants vest immediately. The fair value of these warrants was determined to be approximately $4,500, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.49%; (2) an expected term of 5.0 years; (3) an expected volatility of 124%; and (4) zero expected dividends. For the nine months ended November 30, 2015, the Company recognized approximately $4,500 of stock-based compensation for these warrants.

For the three and nine months ended November 30, 2015, the Company issued to a consultant for services a five-year warrant to purchase 9,134 shares of common stock at an exercise price of $8.25 per share. This warrant vests immediately. The fair value of this warrant was determined to be approximately $27,000, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.54%; (2) an expected term of 5.0 years; (3) an expected volatility of 128%; and (4) zero expected dividends. For the nine months ended November 30, 2015, the Company recognized approximately $27,000 of stock-based compensation for this warrant.

For the nine months ended November 30, 2015, a total of 1,668 common stock purchase warrants with an exercise price of $31.50 and 5,001 common stock purchase warrants with an exercise price of $22.50 were repurchased and cancelled as part of a settlement of a dispute with two affiliated security holders (see Note 3).

For the nine months ended November 30, 2016, the Company issued warrants to purchase an aggregate of 9,092 shares of common stock in connection with the issuance of the OID Notes pursuant to the March 2016 OID Note Purchase Agreements dated between March 3 and 15, 2016, referenced in Note 6. These warrants were initially exercisable at $8.25 per share and expire between March 3 and 15, 2021. These warrants vested immediately. These warrants contained an anti-dilution price protection provision, which required the warrants to be recorded as derivative warrant liability. In connection with the issuances of common stock pursuant to the 2016 Unit Private Placement, the exercise price of these warrants was adjusted to $2.00 per share. Such clause will lapse upon completion of a Qualified Offering, as defined in the warrant agreement. These warrants were recorded as a debt discount based on their fair value.

For the nine months ended November 30, 2016, the Company issued Unit Warrants to purchase an aggregate of 148,500 shares of common stock to investors in connection with the 2016 Unit Private Placement referenced in Note 3. These Unit Warrants are exercisable at $3.00 per share and expire between May 26, 2021 and June 7, 2021. These Unit Warrants vested immediately. These Unit Warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet.

For the nine months ended November 30, 2016, the Company issued Unit Warrants to purchase an aggregate of 27,326 shares of common stock in connection with the MFN Exchange referenced in Note 3. These Unit Warrants are exercisable at $3.00 per share and expire on June 7, 2021. These Unit Warrants vested immediately. Additionally, in connection with the MFN Exchange, the Company cancelled Series A Warrants to purchase an aggregate of 9,000 shares of common stock. These Series A Warrants were originally issued in connection with the Series B Private Placement and were exercisable at $10.50 per share.

For the nine months ended November 30, 2016, the Company issued warrants to purchase an aggregate of 45,459 shares of common stock in connection with the OID Note Amendments referenced in Note 6. These warrants are exercisable at $2.00 per share and expire between August 11, 2021 and August 18, 2021. These warrants vested immediately. The fair value of these warrants was determined to be approximately $44,000, as calculated using the Black-Scholes model and were recorded as a debt discount based on their fair value.

For the nine months ended November 30, 2016, the Company issued Additional Unit Warrants to purchase an aggregate of 21,875 shares of common stock in connection with the Additional 2016 Unit Private Placement referenced in Note 3. These Additional Unit Warrants vested immediately, are exercisable at $3.00 per share and expire on August 30, 2021. As discussed in Note 3, due to the Price Protection Provision, these Additional Unit Warrants are being classified as a derivative liability and measured at fair value.

For the nine months ended November 30, 2016, in connection with the Additional 2016 Unit Private Placement, the Company issued placement agent warrants to purchase an aggregate of 438 shares of common stock. These placement agent warrants were issued on August 31, 2016, vested immediately, are exercisable at $3.00 per share and expire on August 30, 2021. The fair value of these warrants was determined to be approximately $400, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.18%; (2) an expected term of 5.0 years; (3) an expected volatility of 102% and (4) zero expected dividends.

For the three and nine months ended November 30, 2016, the Company issued Additional Unit Warrants to purchase an aggregate of 628,750 shares of common stock in connection with the Additional 2016 Unit Private Placement referenced in Note 3. These Additional Unit Warrants vested immediately, are exercisable at $3.00 per share and expire between September 27, 2021 and October 20, 2021. As discussed in Note 3, due to the Price Protection Provision, these Additional Unit Warrants are being classified as a derivative liability and measured at fair value.

For the three and nine months ended November 30, 2016, the Company issued Additional Unit Warrants to purchase an aggregate of 16,250 shares of common stock in connection with the Company Payable Exchange referenced in Note 3. These Additional Unit Warrants vested immediately, are exercisable at $3.00 per share and expire between October 20, 2021 and October 29, 2021. As discussed in Note 3, due to the Price Protection Provision, these Additional Unit Warrants are being classified as a derivative liability and measured at fair value.

For the three and nine months ended November 30, 2016, the Company issued Additional Unit Warrants to purchase an aggregate of 162,000 shares of common stock in connection with the Promissory Note Exchange referenced in Note 3. These Additional Unit Warrants vested immediately, are exercisable at $3.00 per share and expire on October, 20, 2021. As discussed in Note 3, due to the Price Protection Provision, these Additional Unit Warrants are being classified as a derivative liability and measured at fair value.

For the three and nine months ended November 30, 2016, the Company issued Additional Unit Warrants to purchase an aggregate of 138,250 shares of common stock in connection with the OID Note Exchange referenced in Note 3. These Additional Unit Warrants vested immediately, are exercisable at $3.00 per share and expire on October, 27, 2021. As discussed in Note 3, due to the Price Protection Provision, these Additional Unit Warrants are being classified as a derivative liability and measured at fair value.

For the three and nine months ended November 30, 2016, the Company issued Additional Unit Warrants to purchase an aggregate of 650,381 shares of common stock in connection with the Additional MFN Exchange referenced in Note 3. These Additional Unit Warrants vested immediately, are exercisable at $3.00 per share and expire on October 29, 2021. As discussed in Note 3, due to the Price Protection Provision, these Additional Unit Warrants are being classified as a derivative liability and measured at fair value. Additionally, in connection with the Additional MFN Exchange, the Company cancelled Series A Warrants to purchase an aggregate of 208,027 shares of common stock. These Series A Warrants were originally issued in connection with the Series B Private Placement and were exercisable at $10.50 per share.

For the three and nine months ended November 30, 2016, in connection with the Additional 2016 Unit Private Placement, the Company issued placement agent warrants to purchase an aggregate of 108,520 shares of common stock. These placement agent warrants were issued between September 28, 2016 and October 28, 2016, vested immediately, are exercisable at $3.00 per share and expire between September 27, 2021 and October 27, 2021. The fair value of these warrants was determined to be approximately $259,000, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.25%; (2) an expected term of 5 years; (3) an expected volatility of 133% and (4) zero expected dividends.

The following table summarizes common stock purchase warrants issued and outstanding:
	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 29, 2016	913,514	$13.62		$3.13
Granted	1,956,841	2.97	-
Cancelled	(256,367)	11.55	-
Outstanding at November 30, 2016	2,613,988	$5.81	$-	4.19

Warrants exercisable at November 30, 2016 are:

Exercise Prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$2.00	164,888	2.75	134,554
$2.20	43,636	4.20	43,636
$3.00	1,902,290	4.86	1,902,290
$8.25	9,134	3.74	39,468
$10.20	-	-	-
$10.50	126,978	3.35	126,978
$13.65	99,826	0.17	99,826
$15.00	556	3.50	556
$18.75	695	3.50	695
$21.00	23,334	0.24	23,334
$22.50	209,754	1.63	219,754
$31.50	29,830	1.37	29,830
$37.50	1,733	1.12	1,733
$45.00	1,334	0.17	1,334
	2,613,988	4.19	2,613,988

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

The Company evaluated the Note Voluntary Exchange provision, which provides for settlement of the Promissory Note at an 8% premium to the Promissory Note’s stated principal amount, in accordance with ASC 815-15-25. The Voluntary Exchange provision is a contingent put that is not clearly and closely related to the debt host instrument and therefore was initially bifurcated and measured at fair value and recorded as a derivative liability in the Condensed Consolidated Balance Sheet.  The derivative liability will be measured at fair value on an ongoing basis, with changes in fair value recognized in the statement of operations. The proceeds of the Note Private Placement were first allocated to the fair value of the Note Warrant in the amount of approximately $151,000 and to the fair value of the Note Voluntary Exchange provision in the amount of approximately $228,000, with the difference of approximately $822,000 representing the initial carrying value of the Promissory Note. Further, approximately $105,000 of debt issuance cost was recorded as additional debt discount at issuance.  On February 12, 2016, the Company entered into an amendment (the “Note Amendment”) with the Note Holder, whereby the Company and the Note Holder agreed to extend the maturity date of the Promissory Note from July 31, 2016 to December 31, 2016 and increase the interest rate commencing August 1, 2016 to 12% per annum. The Company also obtained the Note Holder’s consent to the consummation of the OID Note Private Placement (as defined below), as required under the Promissory Note.

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

Further, under the modified Note Voluntary Exchange, the Note Holder shall have the right to effect a voluntary exchange with respect to the remaining $600,000 principal amount (the “Remaining Principal Amount”) plus the Remaining Conversion Interest Amount into a Qualified Offering or Public Offering. “Remaining Conversion Interest Amount” shall mean interest payable in an amount equal to the sum of (A) all accrued but unpaid interest on such portion of the Remaining Principal Amount subject to such Voluntary Exchange assuming such portion of the Remaining Principal Amount had been held from the original maturity date of July 31, 2016 to the amended maturity date of December 31, 2016 (for the avoidance of doubt, such amount that is calculated using the following formula: (a) 12% multiplied by such portion of the Remaining Principal Amount subject to such Voluntary Exchange, multiplied by (b) the actual number of days elapsed in a year of three hundred and sixty-five (365) days, which amount shall equal $30,000 in the aggregate assuming the aggregate Remaining Principal Amount of $600,000 is used in such calculation), plus (B) all accrued but unpaid interest assuming such portion of the Remaining Principal Amount had been held from the issuance date to the original maturity date of July 31, 2016 (for the avoidance of doubt, such amount that is calculated using the following formula: (a) 8% multiplied by such portion of the Remaining Principal Amount, multiplied by (b) the actual number of days elapsed in a year of three hundred and sixty-five (365) days, which amount shall equal $48,000 in the aggregate assuming the aggregate Remaining Principal Amount of $600,000 is used in such calculation).In consideration for entering into the Note Amendment, the Company issued the Note Holder a warrant to purchase 43,636 shares of the Company’s common stock (the “Amendment Warrant”) in substantially the same form as the Note Warrant issued in the Note Private Placement, provided, however, that with respect to the “full-ratchet” anti-dilution price protection adjustments for future issuances of other Company equity or equity-linked securities (subject to certain standard carve-outs), such price protection adjustment shall be equal to 110% of the consideration price per share of the issued equity or equity-linked securities.

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

Effective October 21, 2016, in connection with the Promissory Note Exchange as described in Note 3, $600,000 principal amount of the Promissory Note plus $48,000 of accrued and unpaid interest was exchanged into the Additional 2016 Unit Private Placement. Accordingly, the Company recorded a loss on extinguishment of approximately $694,000 during the three and nine months ended November 30, 2016.

During the three months ended November 30, 2016, the Company recognized approximately $137,000 of interest expense related to the Promissory Note, as amended, including amortization of debt discount of approximately $109,000 and accrued interest expense of approximately $28,000. Additionally, the Company recognized a gain of approximately $75,000 in the three months ended November 30, 2016 due to the change in estimated fair value of the Voluntary Exchange provision.

During the nine months ended November 30, 2016, the Company recognized approximately $428,000 of interest expense related to the Promissory Note, as amended, including amortization of debt discount of approximately $348,000 and accrued interest expense of approximately $80,000. Additionally, the Company recognized a gain of approximately $340,000 in the nine months ended November 30, 2016 due to the change in estimated fair value of the Voluntary Exchange provision.

OID Notes and OID Note Amendments

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

During the nine months ended November 30, 2016, the Company entered into OID note purchase agreements between March 4 and 15, 2016 (the “March 2016 OID Note Purchase Agreements”) with various accredited investors. Pursuant to the March 2016 OID Note Purchase Agreements, the Company issued OID Notes with an aggregate Purchase Price of $125,000 and OID Warrants to purchase 9,902 shares of the Company’s common stock. The OID Notes issued in March 2016 have an OID Principal Amount equal to $150,000 or 120% of the Purchase Price.

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

Pursuant to the March 2016 closings of the OID Note Private Placement, the OID Principal Amount was first allocated to the fair value of the OID Warrants in the amount of approximately $15,000, next to the value of the original issuance discount in the amount of $25,000, then to the fair value of the OID Note Voluntary Exchange provision in the amount of approximately $33,000, and lastly to the debt discount related to offering costs of approximately $2,000 with the difference of approximately $75,000 representing the initial carrying value of the OID Notes issued in March 2016.

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

Effective October 28, 2016, in connection with the OID Note Exchange as described in Note 3, $553,000 principal amount of OID Notes was exchanged into the Additional 2016 Unit Private Placement. Accordingly, the Company recorded a loss on extinguishment of approximately $555,000 during the three and nine months ended November 30, 2016. Additionally, the Company repaid $8,000 of OID Notes.

Effective November 12, 2016, the Company provided notice that it effected its sole option to extend the maturity date (the “Second OID Note Amendment”) of its outstanding OID Note in the aggregate of $264,000 principal amount of OID Note, whereby the holder of the OID Note extended the maturity date of the OID Note an additional three (3) months to February 12, 2017. In consideration for entering into the Note Amendment, the Company increased the principal amount of the OID Note by 10% or to $26,400 to $290,400 in the aggregate.

The Company evaluated the Second OID Note Amendment in accordance with ASC 470-50-40-12 and determined the OID Note Amendments did not constitute a substantive modification of the OID Notes and that the transaction should be accounted for as a debt modification.

During the three months ended November 30, 2016, the Company recognized approximately $137,000 of interest expense related to the OID Notes, as amended, including amortization of debt discount. Additionally, the Company recognized a gain of approximately $84,000 in the three months ended November 30, 2016 due to the change in estimated fair value of the Voluntary Exchange provision.

During the nine months ended November 30, 2016, the Company recognized approximately $551,000 of interest expense related to the OID Notes, as amended, including amortization of debt discount. Additionally, the Company recognized a gain of approximately $275,000 in the nine months ended November 30, 2016 due to the change in estimated fair value of the OID Note Voluntary Exchange provision.

The following table summarizes the notes payable:
	Note Payable	Discount	Voluntary Exchange Feature	Note Payable, Net
February 29, 2016 balance	$1,800,000	$(743,282)	$476,402	$1,533,120
Issuance of Notes	150,000	(74,931)	32,496	107,565
Repayment of Notes	(8,000)	-	-	(8,000)
Additional debt discount upon Note amendments	101,400	(251,081)	105,586	(44,095)
Note conversions	(1,153,000)	106,475	-	(1,046,525)
Amortization of debt discount	-	899,296	-	899,296
Change in fair value of voluntary exchange feature	-	-	(614,484)	(614,484)
November 30, 2016 balance	$890,400	$(63,523)	$-	$826,877

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At November 30, 2016 and February 29, 2016, the warrant liability and put exchange feature liability balances were classified as Level 3 instruments.

Derivative Warrant Liability

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	Series B Warrant	Note Payable Warrants	Additional 2016 Unit Private Placement Warrants	Total
Fair value at February 29, 2016	$46,110	$188,351	$-	$234,461
Additions	-	15,225	4,263,271	4,278,496
Change in fair value:	2,177	21,079	(840,031)	(816,775)
Fair value at November 30, 2016	$48,287	$224,655	$3,423,240	$3,696,182

In connection with the initial closing of the Series B Private Placement on December 31, 2014, the Company issued a warrant to purchase an aggregate of 30,334 shares of common stock (the “Series B Warrant”). The Series B Warrant was issued on December 31, 2014, was originally exercisable at $8.25 per share and expires on March 31, 2020. The Series B Warrant contains a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of the Series B Warrant was adjusted to $2.00 during the nine months ended November 30, 2016. The fair value of the Series B Warrant at November 30, 2016 and February 29, 2016 was determined to be approximately $48,000 and approximately $46,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of November 30, 2016 and February 29, 2016 used the following assumptions: (1) a stock price of $2.00 and $1.80, respectively; (2) a risk-free rate of 1.47% and 1.08%, respectively; (3) an expected volatility of 134% and 134%, respectively; and (4) a fundraising event to occur on March 31, 2017 and May 15, 2016, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of the Promissory Note on July 31, 2015, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock.  This warrant was issued on July 31, 2015, was originally exercisable at $8.25 per share and expires on July 31, 2020. This warrant contains a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of this warrant was adjusted to $2.00 during the nine months ended November 30, 2016. The fair value of the warrant at November 30, 2016 and February 29, 2016 was determined to be approximately $71,000 and approximately $64,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of November 30, 2016 and February 29, 2016 used the following assumptions: (1) stock price of $2.00 and $1.80, respectively; (2) a risk-free rate of 1.54% and 1.13%, respectively; (3) an expected volatility of 134% and 134%, respectively; and (4) a fundraising event to occur on March 31, 2017 and May 15, 2016, respectively, that would result in the issuance of additional common stock.

In connection with the execution of the Note Amendment on February 12, 2016, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock. This warrant was issued on February 12, 2016, initially exercisable at $8.25 per share and expires on February 11, 2021. This warrant contains a ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of this warrant was adjusted to $2.20 during the nine months ended November 30, 2016. The fair value of the warrant at November 30, 2016 and February 29, 2016 was determined to be approximately $76,000 and approximately $68,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of November 30, 2016 and February 29, 2016 used the following assumptions: (1) stock price of $2.00 and $1.80, respectively; (2) a risk-free rate of 1.47% and 1.20%, respectively; (3) an expected volatility of 134% and 134%, respectively; and (4) a fundraising event to occur on March 31, 2017 and May 15, 2016, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of OID Notes in February 2016, the Company issued warrants to purchase an aggregate of 36,367 shares of common stock.  These warrants were issued between February 12 and 22, 2016, were initially exercisable at $8.25 per share and expire between February 11 and 21, 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of these warrants were adjusted to $2.00 during the nine months ended November 30, 2016. The fair value of these warrants at November 30, 2016 and February 29, 2016 was determined to be approximately $62,000 and approximately $56,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of November 30, 2016 and February 29, 2016 used the following weighted-average assumptions: (1) stock price of $2.00 and $1.80, respectively; (2) a risk-free rate of 1.66% and 1.21%, respectively; (3) an expected volatility of 134% and 134%, respectively; and (4) a fundraising event to occur on March 31, 2017 and May 15, 2016, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of OID Notes in March 2016, the Company issued warrants to purchase an aggregate of 9,092 shares of common stock. These warrants were issued between March 4 and 15, 2016, were initially exercisable at $8.25 per share and expire between March 4 and 15, 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of these warrants were adjusted to $2.00 during the nine months ended November 30, 2016. The fair value of these warrants at November 30, 2016 and at issuance between March 4 and 15, 2016 was determined to be approximately $16,000 and approximately $15,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of November 30, 2016, and between March 4 and 15, 2016, used the following weighted-average assumptions: (1) stock price of $2.00 and $1.97, respectively; (2) a risk-free rate of 1.67% and 1.41%, respectively; (3) an expected volatility of 134% and 136%, respectively; and (4) a fundraising event to occur on March 31, 2017 and July 31, 2016, respectively, that would result in the issuance of additional common stock.

In connection with the first closing of the Additional 2016 Unit Private Placement, the Company issued warrants to purchase an aggregate of 21,875 shares of common stock.  These warrants were issued on August 31, 2016, are exercisable at $3.00 per share and expire on August 30, 2021. As described in Note 3, the Price Protection provision associated with these warrants requires liability treatment. The fair value of these warrants at November 30, 2016 and issuance on August 31, 2016 was determined to be approximately $45,000 and approximately $39,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of November 30, 2016 and August 31, 2016 used the following weighted-average assumptions: (1) stock price of $2.00 and $1.40, respectively; (2) a risk-free rate of 1.78% and 1.19%, respectively; (3) an expected volatility of 134% and 134%, respectively; and (4) a fundraising event to occur on March 31, 2017 and January 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the Additional 2016 Unit Private Placement including the Company Payable Exchange, the OID Note Exchange, the Promissory Note Exchange and the Additional 2016 MFN Exchange, the Company issued warrants to purchase an aggregate of 1,595,631 shares of common stock.  These warrants were issued on between September 28, 2016 and October 30, 2016, are exercisable at $3.00 per share and expire between September 27, 2021 and October 29, 2021. As described in Note 3, the Price Protection provision associated with these warrants requires liability treatment. The fair value of these warrants at November 30, 2016 and issuance between September 28, 2016 and October 30, 2016 was determined to be approximately $3,379,000 and approximately $4,224,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of November 30, 2016 and issuance between September 28, 2016 and October 30, 2016, used the following weighted-average assumptions: (1) stock price of $2.00 and $2.61, respectively; (2) a risk-free rate of 1.30% and 1.81%, respectively; (3) an expected volatility of 134% and 134%, respectively; and (4) a fundraising event to occur on March 31, 2017 and March 31, 2017, respectively, that would result in the issuance of additional common stock.

Put Exchange Feature Liability

The following table sets forth the changes in the estimated fair value for our Level 3 classified put exchange feature liabilities:

	Promissory Note, as amended	OID Notes	Total
Fair value, February 29, 2016:	$339,979	$136,423	$476,402
Additions	-	138,082	138,082
Change in fair value:	(339,979)	(274,506)	(614,485)
Fair value, November 30, 2016:	$-	$-	$-

The Promissory Note issued on July 31, 2015, as amended on February 12, 2016, contains a Note Voluntary Exchange provision that is a contingent put that requires liability treatment (see Note 6). The fair value of this put exchange feature at February 29, 2016 and November 30, 2016 was determined to be approximately $340,000 and approximately $0, respectively. At February 29, 2016, the fair value was calculated using a probability weighted present value methodology. The significant inputs to the fair value model were 1) the timing of a Qualified Offering expected to occur in May 2016 at February 29, 2016; 2) the combined probability of both a Qualified Offering and a voluntary exchange to occur, which was determined to be 71% at February, 2016 and 3) a discount rate of 18%, approximating high yield distressed debt rates. At November 30, 2016, the fair value was determined to be de minimis as a Qualified Offering was not likely to occur prior to the maturity of the Promissory Note.

The OID Notes issued contain an OID Note Voluntary Exchange provision that is a contingent put that requires liability treatment (see Note 6). The fair value of this put exchange feature at February 29, 2016 and November 30, 2016 was determined to be approximately $136,000 and approximately $0, respectively. At February 29, 2016, the fair value was calculated using a probability weighted present value methodology. The significant inputs to the fair value model were 1) the timing of a Qualified Offering expected to occur in May 2016; 2) the combined probability of both a Qualified Offering and a voluntary exchange to occur, which was determined to be 81%; and 3) a discount rate of 18%, approximating high yield distressed debt rates. At November 30, 2016, the fair value was determined to be de minimis as a Qualified Offering was not likely to occur prior to the maturity of the OID Note.

NOTE 8 – EQUIPMENT

Equipment consists of the following:
	Estimated Useful Lives	November 30, 2016	February 29, 2016
Research equipment	7 years	$590,373	$590,373
Computer equipment	5 years	78,149	76,075
		668,522	666,448
Accumulated depreciation and amortization		(240,797)	(169,396)
Equipment, net		$427,725	$497,052

Depreciation and amortization expense was approximately $24,000 and approximately $24,000 for the three months ended November 30, 2016 and 2015, respectively. Depreciation of equipment utilized in research and development activities is included in research and development expenses and amounted to approximately $20,000 and approximately $20,000 for the three months ended November 30, 2016 and 2015, respectively. All other depreciation is included in general and administrative expense and amounted to approximately $4,000 and approximately $4,000 for the three months ended November 30, 2016 and 2015, respectively.

Depreciation and amortization expense was approximately $71,000 and approximately $72,000 for the nine months ended November 30, 2016 and 2015, respectively. Depreciation of equipment utilized in research and development activities is included in research and development expenses and amounted to approximately $60,000 and approximately $61,000 for the nine months ended November 30, 2016 and 2015, respectively. All other depreciation is included in general and administrative expense and amounted to approximately $11,000 and approximately $11,000 for the nine months ended November 30, 2016 and 2015, respectively.

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

NOTE 10 – NET LOSS PER SHARE

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period.  Restricted shares issued with vesting condition that have not been met at the end of the period are excluded from the computation of the weighted average shares. As of November 30, 2016, and 2015, 11,534 and 26,201 restricted shares of common stock, respectively, were excluded from the computation of the weighted average shares.

Diluted net loss per common share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares generally consist of incremental shares issuable upon exercise of stock options and warrants, shares issuable from convertible securities, and unvested restricted shares. When dilutive, warrants classified as liabilities are included in the potential common shares and any change in fair value of the warrant for the period presented is excluded from the net loss. For the periods ended November 30, 2016 and 2015, the liability warrants were not dilutive.

In computing diluted loss per share for the periods ended November 30, 2016, and 2015, no effect has been given to the common shares issuable at the end of the period upon the conversion or exercise of the following securities as their inclusion would have been anti-dilutive:

	November 30, 2016	November 30, 2015
Stock options	1,106,642	371,476
Warrants	2,613,988	847,932
Preferred stock	1,338,610	488,914
Total	5,059,240	1,708,322

NOTE 11 – COLLABORATIVE AND OTHER RELATIONSHIPS

In connection with our business strategy, we may enter into research and development and other collaboration agreements. Depending on the arrangement, we may record prepayment as advances, funding receivables or payable balances with our partners, based on the nature of the cost-sharing mechanism and activity within the collaboration.

On September 29, 2016, the Company entered into an amendment (the “Amendment”) to a previously executed pilot materials transfer agreement (the “MTA” and together with the Amendment, the “Research Agreement”) with Celgene Corporation (“Celgene”), to conduct a mutually agreed upon pilot research project (the “Pilot Project”). The Amendment provides for milestone payments to the Company of up to approximately $973,000. Under the terms of the Research Agreement, Celgene will provide certain proprietary materials to the Company and the Company will evaluate Celgene’s proprietary materials in the Company’s metastatic cell line and animal nonclinical models. The milestone schedule calls for Celgene to pay the Company approximately $487,000 upon execution of the Amendment, which the Company has received, and the balance in accordance with the completion of three (3) milestones to Celgene’s reasonable satisfaction. The term of the Research Agreement is one (1) year, unless extended by the parties. Either party may terminate the Research Agreement with thirty (30) days prior written notice.

The Company recognizes the upfront payment as a deferred research and development reimbursement in the Condensed Consolidated Balance Sheet and will amortize the deferred research and development reimbursement as incurred over the term of the Research Agreement. For the three and nine months ended November 30, 2016, the Company recorded approximately $75,000 in research and development reimbursement, and, at November 30, 2016, the Company had deferred research and development reimbursement amount of approximately $412,000.

The Company will recognize deferred research and development reimbursement for each subsequent milestone in the period in which the milestone is achieved.

NOTE 12 – LICENSE AGREEMENT WITH ASET THERAPEUTICS, LLC

On August 31, 2016, the Company and ASET Therapeutics, LLC (“ASET”) entered into a mutual release of claims with respect to the termination of the Memorandum of Understanding dated July 14, 2014, as amended, the License and Development and Commercialization Agreement dated November 25, 2014 and all other related documents and agreements.

The Company assessed the collectability of its notes receivable in connection with two past due promissory notes of ASET in the aggregate principal amount of $125,000 held by the Company (the “ASET Notes”). The Company determined that the probability of repayment of the ASET Notes had decreased significantly and were to be written off. On August 30, 2016, the Company entered into a sale and assignment agreement with a non-affiliated shareholder, whereby the Company sold the ASET Notes for gross proceeds of $12,500. The Company recorded a loss on sale of notes receivable of $112,500 for the nine months ended November 30, 2016.

NOTE 13 – SUBSEQUENT EVENTS

Exchange of Promissory Note and OID Note

Effective January 17, 2017, the Company entered into an exchange agreement (the Exchange Agreement”) with the holder of the Promissory Note and the OID Note, pursuant to which the Company issued a new convertible promissory note in the principal amount of $1,000,000 (the “Convertible Note”) in exchange (the “Debt Exchange”) for the cancellation of (i) $600,000 principal amount of Promissory Note plus accrued and unpaid interest thereon, and (ii) $290,400 principal amount of OID Note.

The Convertible Note matures on September 30, 2017, accrues interest at a rate of ten percent (10%) per annum commencing effective as of January 1, 2017 and may be prepaid upon 10 days advanced written notice by the Company at any time prior to the maturity date without penalty or premium.  The holder has the right to convert the outstanding principal balance of the Convertible Note plus all accrued and unpaid interest thereon into shares of common stock at a conversion price per share of $2.00.

In consideration for the Debt Exchange, the Company issued five-year common stock purchase warrants to purchase 100,000 shares of common stock at an exercise price of $3.00 per share.

Stock Option Issuance

Effective January 13, 2017, the Company issued options to purchase 100,000 shares of common stock at $3.00 per share to a consultant. These 100,000 options are subject to performance-based milestone vesting and expire on January 13, 2027.

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

Business Overview

We are a pre-commercial biotechnology company focused on the development and commercialization of diagnostic tests that are prognostic for the risk of cancer metastasis, companion diagnostics to predict drug response, and anti-metastatic drugs. Our driver-based platform technology is based on the pivotal role of the Mena protein and its isoforms, a common pathway for the development of metastatic disease and drug resistance in epithelial-based solid tumors.

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

Our novel diagnostic tests provide oncologists with clinically-actionable information to optimize cancer treatment strategies based on the specific biological nature of each patient’s tumor. We believe cancer treatment strategies can be personalized, outcomes improved and costs reduced through new diagnostic tools that identify the aggressiveness of primary tumors, predict benefit from adjuvant chemotherapy, and response to existing therapeutics including tyrosine kinase inhibitors (TKIs) and taxane-based drugs. The MetaSite Breast™ and MenaCalc™ assays are designed to accurately stratify patients based on the aggressiveness of their tumor and risk the cancer will spread. During 2017, subject to having sufficient capital, we plan to complete additional breast cancer clinical studies with the aim of providing additional prognostic and chemo-predictive clinical evidence and to further define specificity, sensitivity and clinical utility of our tests. Our diagnostic assays will be offered as Laboratory Developed Tests (LDT) through our state-of-the-art CLIA-certified digital pathology central reference laboratory located in Boston, MA.

Going Concern

Since our inception, we have generated significant net losses. As of November 30, 2016, we had an accumulated deficit of approximately $26.9 million. At November 30, 2016, we have a negative working capital. We incurred net losses of approximately $3.5 million and approximately $3.6 million for the nine months ended November 30, 2016 and 2015, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payers, and our ability in the short term to collect from payers often requiring a case-by-case manual appeals process. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through May 2017, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations and could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

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

Research and Development Reimbursements

From time to time, we may enter into research and development agreements in which we share expenses or are reimbursed for research and development expenses with a collaborative partner. We analyze revenue recognition in connection with collaborative arrangements in accordance with the guidance contained ASC Topic 808, Collaborative Arrangements (“ASC 808”) and ASC Topic 605, Revenue Recognition (“ASC 605”). We record payments received from our collaborative partners as an offset to research and development expenses, which are discussed in Note 11, Collaborative and Other Relationships to these consolidated financial statements.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2016 and November 30, 2015

Revenues.  There were no revenues for the three months ended November 30, 2016 and 2015, respectively.

General and Administrative Expenses. General and administrative expense was approximately $536,000 for the three months ended November 30, 2016 as compared to approximately $657,000 for the three months ended November 30, 2015. This represents an aggregate decrease of approximately $121,000. Stock-based compensation was approximately $111,000 for the three months ended November 30, 2016 as compared to approximately $169,000 for the three months ended November 30, 2015. Excluding non-cash stock-based compensation expense and depreciation expense, general and administrative expenses decreased by approximately $63,000 to approximately $421,000 for the three months ended November 30, 2016 from approximately $484,000 for the three months ended November 30, 2015.

Investor relations and corporate communications expense, travel expense, dues and subscriptions expense, accounting, audit and tax expense, and board compensation, all decreased by approximately $50,000, approximately $38,000, approximately $21,000, approximately $20,000 and approximately $12,500, respectively. Decreased general and administrative expenses were partially offset by increased legal expense, consulting expense, conference expense, rent and office expense and D&O insurance expense of approximately $29,000, approximately $17,000, approximately $14,000, approximately $13,000, and approximately $12,000, respectively. We expect general and administrative expenses to remain relatively stable for the remainder of the fiscal year ending February 28, 2017 as projected increases in payroll and related expense and consulting expenses and professional fees will be offset by reduced one-time and uplisting-related costs.

Research and Development Expenses. Research and development expenses decreased by approximately $223,000 to approximately $183,000 for the three months ended November 30, 2016 from approximately $406,000 for the three months ended November 30, 2015. Excluding non-cash stock-based compensation expense and depreciation expense, research and development expenses decreased by approximately $183,000 to approximately $140,000, for the three months ended November 30, 2016 from approximately $323,000 for the three months ended November 30, 2015.

Research and development consulting expense, laboratory consumable expense, and payroll and related expense all decreased by approximately $62,000, approximately $56,000, and approximately $58,000. We expect research and development expenses to increase for the remainder of this fiscal year ending February 28, 2017 as we conduct additional clinical studies and research and development activities and incur payroll and related expense for new employees. Research and development expenses include approximately $75,000 of amortized deferred research and development reimbursement earned by us in connection with our collaborative arrangement as described in Note 11.

Other (Income) Expense. Other expense amounted to income of approximately $668,000 for the three months ended November 30, 2016 as compared to expense of approximately $173,000 for the three months ended November 30, 2015.  This represents a change of approximately $495,000. This change was due in part to a loss on extinguishment of notes payable in connection with the Promissory Note Exchange and the OID Note Exchange of approximately $1,249,000, an increase in interest expense on the notes payable of approximately $151,000, and a loss on settlement of accounts payable of approximately $62,000, offset an increase in the change in fair value of the warrant liability of approximately $805,000, and a gain in fair value of the put liability on the notes payable of approximately $158,000.

Net Loss. As a result of the factors described above, we had a net loss of approximately $1.39 million for the three months ended November 30, 2016 as compared to a net loss of approximately $1.24 million for the three months ended November 30, 2015.

Comparison of the Nine Months Ended November 30, 2016 and November 30, 2015

Revenues.  There were no revenues for the nine months ended November 30, 2016 and 2015, respectively.

General and Administrative Expenses. General and administrative expense was approximately $1,707,000 for the nine months ended November 30, 2016 as compared to approximately $2,682,000 for the nine months ended November 30, 2015. This represents an aggregate decrease of approximately $975,000. Stock-based compensation was approximately $399,000 for the nine months ended November 30, 2016 as compared to approximately $637,000 for the nine months ended November 30, 2015. Excluding non-cash stock-based compensation expense and depreciation expense, general and administrative expenses decreased by approximately $736,000 to approximately $1,298,000 for the nine months ended November 30, 2016 from approximately $2,034,000 for the nine months ended November 30, 2015.

Consulting expense, investor relations and corporate communications expense, accounting, audit and tax expense, corporate legal expense, travel expense, payroll and related expense, board compensation, dues and subscriptions expense all decreased by approximately $295,000, approximately $214,000, approximately $105,000, approximately $70,000, approximately $56,000, approximately $38,000, approximately $37,500, and approximately $29,000, respectively. Decreased general and administrative expenses were partially offset by increased intellectual property legal expense, D&O insurance expense and rent and office expense of approximately $73,000, approximately $38,000, and $18,000, respectively. We expect general and administrative expenses to remain relatively stable for the next fiscal year ending February 28, 2017, as projected increases in payroll and related expense and consulting expenses and professional fees will be offset by reduced one-time and uplisting-related costs.

Research and Development Expenses. Research and development expenses decreased by approximately $133,000 to approximately $810,000 for the nine months ended November 30, 2016 from approximately $943,000 for the nine months ended November 30, 2015. Excluding non-cash stock-based compensation expense and depreciation expense, research and development expenses decreased by approximately $127,000 to approximately $667,000 for the nine months ended November 30, 2016 from approximately $794,000 for the nine months ended November 30, 2015.

Laboratory consumable expense and payroll and related expense decreased by approximately $135,000 and approximately $79,000, respectively, which was partially offset by increased consulting expense and licensing expense of approximately $63,000 and $26,000, respectively. We expect research and development expenses to increase for the remainder of this fiscal year ending February 28, 2017 we conduct additional clinical studies and research and development activities and incur payroll and related expense for new employees. Research and development expenses include approximately $75,000 of amortized deferred research and development reimbursement earned by us in connection with our collaborative arrangement as described in Note 11.

Other (Income) Expense. Other expense amounted to an expense of approximately $969,000 for the nine months ended November 30, 2016 as compared to income of approximately $52,000 for the nine months ended November 30, 2015.  This represents a change of approximately $1,021,000. This change was due in part to a loss on extinguishment of notes payable in connection with the Promissory Note Exchange and the OID Note Exchange of approximately $1,249,000, an increase in interest expense on the notes payable of approximately $812,000, and an loss from the sale of note receivable of approximately $113,000, offset by an increase in the change in fair value of the warrant liability of approximately $693,000, and an increase in the change in fair value of the put liability on the notes payable of approximately $618,000.

Net Loss. As a result of the factors described above, we had a net loss of approximately $3.49 million for the nine months ended November 30, 2016 as compared to a net loss of approximately $3.57 million for the nine months ended November 30, 2015.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of November 30, 2016, we had an accumulated deficit of approximately $26.9 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and commercialization expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock, preferred stock, and promissory notes. Through November 30, 2016, we had received net proceeds of approximately $9.0 million through the sale of common stock and/or Series A-2 Preferred Stock to investors, approximately $0.3 million through the sale of Series A Preferred Stock to investors, approximately $3.4 million through the sale of Series B Preferred Stock to investors, approximately $3.5 million from the issuance of convertible promissory notes and approximately $1.8 million from the issuance of non-convertible promissory notes. As of November 30, 2016, we had cash and cash equivalents of approximately $1.85 million and debt of approximately $0.98 million.  Through November 30, 2016, we have issued and outstanding warrants to purchase 2,613,988 shares of our common stock at a weighted average exercise price of $5.81, which could result in proceeds to us of approximately $15.2 million if all outstanding warrants were exercised for cash.

Cash Flows

At November 30, 2016, we had approximately $1.85 million in cash and cash equivalents, compared to approximately $0.26 million on November 30, 2015.

Net cash used in operating activities was approximately $1.26 million for the nine months ended November 30, 2016 compared to approximately $2.48 million for the nine months ended November 30, 2015. The decrease in cash used of approximately $1.18 million was primarily due to reduced payroll and related expenses, public company and professional fees associated with offerings and non-recurring transaction costs, offset by receipt of upfront payment for research and development reimbursement. We expect amounts used in operating activities to increase in fiscal year 2017 and beyond as we grow our corporate operations.

Net cash provided by investing activities was approximately $10,000 for the nine months ended November 30, 2016, compared to approximately $199,000 of cash used for the nine months ended November 30, 2015. The approximately $199,000 of net cash used in investing activities for the nine months ended November 30, 2015 was mainly attributable to laboratory equipment purchases for our research and development and CLIA-certified reference laboratory facility in Boston, MA. We expect amounts used in investing activities to increase in fiscal year 2017 and beyond as we grow our corporate operations, expand research and development activities and establish and add capacity in our commercial laboratory, which is expected to result in an increase of our capital expenditures.

Net cash provided by financing activities during the nine months ended November 30, 2016 was approximately $2,734,000 compared to approximately $2,644,000 for the nine months ended November 30, 2015. Financing activities consisted primarily of proceeds from issuance of non-convertible OID promissory notes and warrants and common stock and warrants for the nine months ended November 30, 2016, and from the sale of Series B Preferred Stock and warrants and the issuance of promissory notes and warrants for the nine months ended November 30, 2015.

Contractual Obligations

As of November 30, 2016, we had the following contractual commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3Years	4-5 Years	More than 5 years
	(In thousands)
License Agreement	$600	$100	$300	$200	$(1)

Second License Agreement	$555	$80	$275	$200	$(2)

Alternative Splicing Diagnostic License Agreements (3)	$263	$25	$138	$100	$(4)

Antibody License Agreement	$110	$15	$55	$40	$(5)

Lease Agreement (6)	$155	$155	$-	$-	$-

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

License Agreements

Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  The license maintenance payment of $75,000 for 2016 has been satisfied. We are required to make payments of $100,000 in 2017 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the License Agreement.

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

We paid a license-signing fee of $15,000 in connection with entering into the Alternative Splicing Diagnostic License Agreement and a license-signing fee of $5,000 in connection with entering into the Alternative Splicing Therapeutic License Agreement.  Pursuant to these agreements, we are required to make annual license maintenance fee payments for each license beginning on January 1, 2015. The license maintenance payment of $15,000 for 2016 has been satisfied. We are required to make additional payments of $25,000 in 2017, $37,500 in 2018, and $50,000 in 2019 and every year each license is in effect thereafter. We are in compliance with the Alternative Splicing License Agreements.

We paid a license-signing fee of $10,000 in connection with entering into the Antibody License Agreement and are required to make license maintenance fee payments beginning on January 1, 2015. The license maintenance payment of $10,000 for 2016 has been satisfied.  We are required to make additional payments of $15,000 in 2017 and 2018, and $20,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the Antibody License Agreement.

Lease Agreements

On August 28, 2014, we entered into a lease agreement (the “Boston Lease”) for our diagnostic laboratory and office space located in Boston, MA. The original term of the Boston Lease was from September 1, 2014 through August 31, 2016, and the basic rent payable thereunder was approximately $10,000 per month for the first year and approximately $11,000 per month for the second year. Additional monthly payments under the Boston Lease included tax payments and operational and service costs. Additionally, we paid a $40,000 security deposit in connection with entering into the Boston Lease. Effective April 6, 2016, we entered into an amendment to the Boston Lease (the “Boston Lease Amendment”) whereby we extended the term by one year from September 1, 2016 to August 31, 2017. The basic rent payable under the Boston Lease Amendment increased to approximately $17,00 per month plus additional monthly payments, including tax payments and operational and service costs.

Effective March 1, 2015, we entered into a lease agreement for short-term office space in New York, NY.  The term of the lease is month-to-month and may be terminated upon twenty-one days’ notice. The basic rent payment is approximately $1,000 per month and we paid a $2,100 security deposit in connection with entering into the lease. Effective December 1, 2015, we amended our lease agreement for the short-term office space in New York, NY.  The term of the lease remains month-to-month and may still be terminated with twenty-one days’ notice. The basic rent payment increased to approximately $2,000 per month and we paid an additional $1,500 security deposit in connection with the amended lease.

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

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations through May 2017, without raising additional capital. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the recent financing activities. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Vice President, Finance, of the effectiveness of disclosure controls and procedures as of November 30, 2016. Based upon that evaluation, management, including the Chief Executive Officer and Vice President, Finance, concluded that the design and operation of disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of November 30, 2016.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of November 30, 2016.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during the three months ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

If the Company is unable to continue as a going concern, its securities will have little or no value.

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the years ended February 29, 2016 and February 28, 2015 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of November 30, 2016, the Company had an accumulated deficit of approximately $26.9 million. The Company currently anticipates that its cash and cash equivalents will be sufficient to fund its operations through May 2017, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

Table of Contentss

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METASTAT, INC.

Date: January 17, 2016	By:	/s/ Douglas A. Hamilton
Douglas A. Hamilton President and Chief Executive Officer (Principal Executive and Financial Officer)