Form 10-Q
period 2017-05-31
MetaStat, Inc.
filed 2017-07-17
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

As of July 14, 2017, there were 5,225,573 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MetaStat, Inc.
Condensed Consolidated Balance Sheets

	May 31, 2017	February 28, 2017
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$152,211	$782,707
Account receivable	23,300	-
Prepaid expenses	40,535	20,856
Total Current Assets	216,046	803,563

Equipment
(net of accumulated depreciation of $287,900
and $265,234, respectively)	391,969	414,635
Refundable deposits	43,600	43,600

TOTAL ASSETS	$651,615	$1,261,798

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable	$668,866	$572,195
Accrued expense	251,567	179,680
Deferred research & development reimbursement	64,989	177,517
Convertible note payable (net of debt discount of $6,315 and $10,914, respectively)	993,685	989,086
Accrued interest payable	41,095	15,890
Accrued dividends on Series B Preferred Stock	15,638	15,638
Total Current Liabilities	2,035,840	1,950,006

Warrant liability	145,330	2,106,972
Total Liabilities	2,181,170	4,056,978

STOCKHOLDERS' DEFICIT

Series A convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 874,257 shares issued and outstanding as of May 31, 2017 and February 28, 2017)	87	87
Series A-2 convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 70,541 shares issued and outstanding as of May 31, 2017 and February 28, 2017)	7	7
Series B convertible preferred stock ($0.0001 par value; 1,000 shares authorized; 217 and 213 shares issued and outstanding as of May 31, 2017 and February 28, 2017, respectively)	-	-
Common stock ($0.0001 par value; 150,000,000 shares authorized; 4,807,942 and 4,707,942 shares issued and outstanding as of May 31, 2017 and February 28, 2017, respectively)	481	471
Additional paid-in-capital	25,064,862	23,523,140
Accumulated deficit	(26,594,992)	(26,318,885)
Total stockholders' deficit	(1,529,555)	(2,795,180)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$651,615	$1,261,798

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the three months ended
	May 31, 2017	May 31, 2016

Research collaboration revenue	$23,300	$-
Total Revenue	23,300	-

Operating Expenses
General & administrative	570,605	555,681
Research & development	189,444	271,123
Total Operating Expenses	760,049	826,804

Other Expenses (income)
Interest expense	29,804	304,646
Other income, net	(66)	(267)
Change in fair value of warrant liability	(490,380)	34,492
Change in fair value of put option embedded in notes payable	-	53,999
Settlement expense	-	115
Total Other Expenses (Income)	(460,642)	392,985

Net Loss	$(276,107)	$(1,219,789)

Loss attributable to common shareholders and loss per common share:

Net loss	(276,107)	(1,219,789)

Deemed dividend on Series B Preferred Stock issuance	-	(708,303)
Accrued dividend on Series B Preferred Stock	(23,457)	(73,442)
Loss attributable to common shareholders	$(299,564)	$(2,001,534)

Net loss per share, basic and diluted	$(0.06)	$(1.08)

Weighted average of shares outstanding, basic and diluted	4,774,669	1,847,140

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended
	May 31, 2017	May 31, 2016

Cash Flows from Operating Activities:
Net loss	$(276,107)	$(1,219,789)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	22,666	23,766
Share-based compensation	70,470	119,086
Accretion of debt discount included in interest expense	4,599	279,593
Change in fair value of warrant liability	(490,380)	34,492
Change in fair value of put option embedded in notes payable	-	53,999
Net changes in assets and liabilities:
Prepaid expenses	(19,679)	(971)
Accounts receivable	(23,300)	-
Accounts payable and accrued expenses	168,558	266,299
Deferred research and development reimbursement	(112,528)	-
Interest payable	25,205	24,000
Net Cash used in Operating Activities	(630,496)	(419,525)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of debt issuance costs	-	122,790
Proceeds from issuance of common stock and warrants, net of offering costs	-	126,487
Payment of short-term debt	-	(39,241)
Net Cash provided by Financing Activities	-	210,036

Net decrease in cash and cash equivalents	(630,496)	(209,489)

Cash and cash equivalents:
Cash at the beginning of the period	782,707	363,783
Cash at the end of the period	$152,211	$154,294

Supplemental Disclosure of Non-cash Financing Activities:
Warrant liability associated with note payable	$-	$15,225
Deemed dividend related to Series B Preferred Stock BCF adjustment for conversion price adjustment	$-	$708,303
Series B Preferred PIK dividend	$23,457	$72,476
Series B Preferred Stock accrued dividends	$23,457	$73,442
Reclassification between warrant liability and additional paid-in-capital	$1,471,262	$-
Issuance of common stock and warrants as payment of accounts payable	$-	$32,000
Financing of insurance premium through notes payable	$-	$158,400
Warrants issued to placement agents	$-	$15,400

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

MetaStat, Inc. (“we,” “us,” “our,” the “Company,” or “MetaStat”) is a pre-commercial biotechnology company focused on discovering and developing personalized therapeutic (Rx) and diagnostic (Dx) treatment solutions for cancer patients. Our Mena isoform “driver-based” diagnostic biomarkers also serve as novel therapeutic targets for anti-metastatic drugs. MetaStat is developing therapeutic product candidates and paired companion diagnostics based on a novel approach that makes the Mena isoform protein a drugable target. Our core expertise includes an understanding of the mechanisms and pathways that drive tumor cell invasion and metastasis, as well as drug resistance to certain targeted therapies and cytotoxic chemotherapies. MetaStat’s head office, research laboratories, and state-of-the-art CLIA-certified diagnostic laboratory are located in Boston, MA. The Company was incorporated on March 28, 2007 under the laws of the State of Nevada.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MetaStat Biomedical, Inc., a Delaware corporation and all significant intercompany balances have been eliminated by consolidation.

These interim unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes for the year ended February 28, 2017, included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on May 30, 2017. These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of May 31, 2017 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses of approximately $26.6 million as of May 31, 2017, has negative working capital and has not generated positive cash flows from operations. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Subsequent to May 31, 2017, the Company completed a private placement for gross proceeds of approximately $2.14 million (See Note 12).

NOTE 2 – CAPITAL STOCK

The Company has authorized 160,000,000 shares of capital stock, par value $0.0001 per share, of which 150,000,000 are shares of common stock and 10,000,000 are shares of “blank-check” preferred stock.

Our board of directors (the “Board”) is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or other rights of the holders of common stock. The preferred stock could be utilized as a method of discouraging, delaying or preventing a change in control of the Company.

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

Series A Convertible Preferred Stock

Pursuant to the Certificate of Designation of Rights and Preferences of the Series A Preferred Stock (the “Series A Preferred Stock” or “Series A Preferred”), the terms of the Series A Preferred Stock are as follows:

Ranking

The Series A Preferred Stock will rank (i) senior to our common stock, (ii) pari passu with our Series A-2 Preferred Stock (as defined below) and (iii) junior to our Series B Preferred Stock (as defined below) with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company.

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

Series B Convertible Preferred Stock

Pursuant to the Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (the “Series B Preferred Stock” or “Series B Preferred”), the terms of the Series B Preferred Stock are as follows:

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

Dividends

Cumulative dividends on the Series B Preferred Stock accrue at the rate of 8% of the Stated Value per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year, from and after the date of the initial issuance.  Dividends are payable in kind in additional shares of Series B Preferred Stock valued at the Stated Value or in cash at the sole option of the Company. At May 31, 2017 and February 28, 2017, the dividends payable to the holders of the Series B Preferred Stock amounted to approximately $16,000 and $16,000, respectively. During the three months ended May 31, 2017 and May 31, 2016, the Company issued 4.2648 and 13.1771 shares of Series B Preferred Stock, respectively, for payment of dividends amounting to approximately $23,000 and $72,000, respectively.

Liquidation Rights

If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Series A Preferred Stock or common stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. At May 31, 2017 and February 28, 2017, the value of the liquidation preference of the Series B Preferred Stock aggregated to approximately $1.2 million and $1.19 million, respectively.

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

Most Favored Nation

For a period of up to 30 months after March 31, 2015, if the Company issues any New Securities (as defined below) in a private placement or public offering (a “Subsequent Financing”), the holders of Series B Preferred Stock may exchange all of the Series B Preferred Stock at their Stated Value plus all Series A Warrants (as defined below) issued to the Series B Preferred Stock holders for the securities issued in the Subsequent Financing on the same terms of such Subsequent Financing.  This right expires upon the earlier of (i) September 30, 2017 and (ii) the consummation of a bona fide underwritten public offering in which the Company receives aggregate gross proceeds of at least $5,000,000. “New Securities” means shares of the common stock, any other securities, options, warrants or other rights where upon exercise or conversion the purchaser or recipient receives shares of the common stock, or other securities with similar rights to the common stock, subject to certain standard carve-outs.

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

Registration Rights Agreement

Pursuant to a registration rights agreement entered into by the parties, the Company agreed to file a registration statement with the SEC providing for the resale of the shares of common stock and the shares of common stock underlying the Warrants issued pursuant to the 2016 Unit Private Placement on or before the date which is forty-five (45) days after the date of the final closing of the 2016 Unit Private Placement.  The Company will use its commercially reasonable efforts to cause the registration statement to become effective within one hundred fifty (150) days from the filing date. The Company has received a waiver from a majority of the 2016 Unit Private Placement investors extending the filing date of the registration statement to no later than December 15, 2016. The Company filed the Registration Statement on Form S-1 with the SEC on December 14, 2016, which was declared effective by the SEC on January 5, 2017.

Deemed Dividend due to Conversion Price Adjustment

During the three months ended May 31, 2016, as a result of the adjustment of the Series B Conversion Price from $8.25 to $2.00 per share due to the 2016 Unit Private Placement, the Company recorded a non-cash deemed dividend, amounting to approximately $708,000. The expense was measured at the intrinsic value of the beneficial conversion feature for each issuance of Series B Preferred Stock in the Series B Preferred private placement and was limited to the amount of Series B Preferred Stock allocated proceeds less previously recognized beneficial conversion features.

Issuances of common stock for services

During the three months ended May 31, 2016, the Company issued an aggregate of 25,000 shares of common stock to a consultant for services that vested over a two-month term and to settle $32,000 of accounts payable. The fair value of the shares amounted to approximately $46,000 on the grant date, of which approximately $14,000 was recognized into general and administrative expense during the three months ended May 31, 2016.

During the three months ended May 31, 2017, the Company issued an aggregate of 100,000 shares of common stock to members of its Board that vested immediately. The fair value of the shares amounted to approximately $130,000 on the grant date, which was recognized into general and administrative expense during the three months ended May 31, 2017.

NOTE 4 – STOCK OPTIONS

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

During the three months ended May 31, 2017, the Company issued options to purchase an aggregate 55,000 shares of common stock at 3.00 per share to its President and Chief Executive Officer and a member of its management team. These options expire on April 4, 2027. 18,334 of these options vest on the first anniversary date of April 4, 2018, and then 36,666 of these options vest in equal monthly installments over a twenty-four-month period. These options had a total fair value of approximately $60,000 as calculated using the Black-Scholes model.

During the three months ended May 31, 2017, an aggregate of 39,999 unvested options to purchase shares of common stock at 8.25 per share to certain members of the Company’s Board were terminated upon resignation from the board. The Company recognized a credit of approximately $146,000 for the true-up of forfeitures related to these unvested options during the three months ended May 31, 2017.

The weighted average inputs to the Black-Scholes model used to value the stock options granted during the three months ended May 31, 2017 and 2016 are as follows:

	May 31, 2017	May 31, 2016
Expected volatility	129.0%	100.0%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.95%	1.65%
Expected term	6.01 years	6.00 years

For the three months ended May 31, 2016, the Company recognized approximately $105,000 of compensation expense related to stock options, of which approximately $88,000 was recognized in general and administrative expenses and approximately $17,000 in research and development expenses.

For the three months ended May 31, 2017, the Company recognized a credit of approximately $96,000 of compensation expense related to stock options, of which a credit of approximately $113,000 was recognized in general and administrative expenses and expense of approximately $16,000 in research and development expenses.

The following table summarizes common stock options issued and outstanding as of May 31, 2017:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at February 28, 2017	966,474	$5.71	$-	8.87
Granted:	55,000	$3.00	-	-
Expired and forfeited:	(39,999)	$8.25	-	-

Outstanding and expected to vest at May 31, 2017	981,475	$5.46	$-	8.72
Exercisable at May 31, 2017	350,477	$9.96	$-	7.95

The following table breaks down exercisable and unexercisable common stock options by exercise price as of May 31, 2017:

Exercisable			Unexercisable
Number of Options	Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Exercise Price	Weighted Average Remaining Life (years)
160,555	$2.00	9.11	319,445	$2.00	9.11
16,668	$2.19	8.99	83,332	$2.19	8.99
-	$3.00	-	176,000	$3.00	9.68
30,000	$3.55	8.68	-	$8.10	-
1,068	$8.10	7.67	-	$8.25	-
40,001	$8.25	8.01	40,000	$10.20	8.05
41,434	$10.20	4.61	-	$10.50	-
3,334	$11.25	7.97	3,333	$11.25	7.97
11,112	$16.50	7.38	8,888	$16.50	7.38
8,068	$22.50	7.67	-	$22.50	-
38,237	$48.75	5.85	-	$48.75	-
350,477	$9.96	7.95	630,998	$2.95	9.15

As of May 31, 2017, we had approximately $172,000 of unrecognized compensation related to employee and consultant stock options that are expected to vest over a weighted average period of 1.15 years and, approximately $500,000 of unrecognized compensation related to employee stock options whose recognition is dependent on certain milestones to be achieved.  Additionally, there were 173,333 stock options with a performance vesting condition that were granted to consultants which will be measured and recognized when vesting becomes probable.

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

For the three months ended May 31, 2017, the Company issued warrants to purchase an aggregate of 37,500 shares of common stock to a consultant for advisory services. These warrants are exercisable at $3.00 per share and expire between March 31, 2021 and May 31, 2021. These warrants vested immediately. The fair value of these warrants was determined to be approximately $37,000, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.83%; (2) an expected term of 5.0 years; (3) an expected volatility of 131%; and (4) zero expected dividends. For the three months ended May 31, 2017, the Company recognized approximately $37,000 of stock-based compensation for these warrants.

For the three months ended May 31, 2017, the Company reclassified approximately $1.5 million of derivative warrant liability to equity in connection with the lapse of a price protection provision, that had resulted in these instruments being classified as a derivative warrant liability at issuance. The fair value of these warrants was determined to be approximately $1.5 million, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.81%; (2) an expected term of 4.46 years; (3) an expected volatility of 124%; and (4) zero expected dividends

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2017	2,698,694	$5.11	$-	4.21
Granted:	37,500	3.00	-
Cancelled/Expired/Exercised	(4,671)	31.50	-
Outstanding at May 31, 2017	2,731,523	$5.04	$-	3.98

Warrants exercisable at May 31, 2017 are:

Exercise Prices	Number of shares	Weighted average remaining life (years)	Exercisable number of shares
$2.00	164,888	2.39	164,888
$2.20	43,636	3.70	43,636
$3.00	2,152,908	0.11	2,152,908
$8.25	9,134	3.24	9,134
$10.50	126,978	2.85	126,978
$15.00	556	3.00	556
$18.75	695	3.00	695
$22.50	209,754	1.13	209,754
$31.50	21,241	1.32	21,241
$37.50	1,733	0.62	1,733
	2,731,523	3.98	2,731,523

NOTE 6 – NOTES PAYABLE

Promissory Note

On July 31, 2015, the Company entered into a note purchase agreement, which was subsequently amended, whereby it issued and sold a non-convertible promissory note in the principal amount of $1.2 million (the “Promissory Note”) and a warrant to purchase 43,636 shares of the Company’s common stock. Effective October 21, 2016, $600,000 principal amount of the Promissory Note plus $48,000 of accrued and unpaid interest was exchanged into the securities issued in a private placement. In January 2017, the remaining unpaid principal balance and accrued interest were exchanged into a convertible note (see Convertible Note below).

During the three months ended May 31, 2016, the Company recognized approximately $138,000 of interest expense related to the Promissory Note, as amended, including amortization of debt discount of approximately $114,000 and accrued interest expense of $24,000. Additionally, the Company recognized a loss of approximately $29,000 in the three months ended May 31, 2016 due to the change in estimated fair value of a bifurcated derivative liability related to an exchange provision in the Promissory Note.

OID Notes

In February 2016, the Company entered into an OID note purchase agreement dated February 12, 2016 (the “February 2016 OID Note Purchase Agreement”). Pursuant to the February 2016 OID Note Purchase Agreement, the Company received an aggregate purchase price of $500,000 and issued OID promissory Notes (the “OID Notes”) in the aggregate principal amount of $600,000 and warrants (the “OID Warrants”) to purchase an aggregate of 36,367 shares of the Company’s common stock.

The Company entered into OID note purchase agreements between March 4 and 15, 2016 (the “March 2016 OID Note Purchase Agreements”) with various accredited investors. Pursuant to the March 2016 OID Note Purchase Agreements, the Company issued OID Notes with an aggregate purchase price of $125,000 and OID Warrants to purchase 9,902 shares of the Company’s common stock. The OID Notes issued in March 2016 have a principal amount equal to $150,000 or 120% of the purchase price.

Pursuant to the March 2016 closings of the OID Note private placement, the principal amount was first allocated to the fair value of the OID Warrants in the amount of approximately $15,000, next to the value of the original issuance discount in the amount of $25,000, then to the fair value of a bifurcated derivative liability related to an exchange provision in the OID Notes in the amount of approximately $33,000, and lastly to the debt discount related to offering costs of approximately $2,000 with the difference of approximately $75,000 representing the initial carrying value of the OID Notes issued in March 2016.

The OID Notes were subsequently amended in August 2016, extending the maturity date of the OID Notes in exchange for among other, (i) an increased principal amount of the OID Notes by 10% to $825,000 in the aggregate from $750,000 in the aggregate, and (ii) the issuance of an aggregate of 45,459 common stock purchase warrants with an exercise price of $2.00 per share and a term of five years.

In October 2016, $553,000 principal amount of OID Notes were exchanged into the securities issued in a private placement. Accordingly, the Company recorded a loss on extinguishment of approximately $555,000. Additionally, the Company repaid $8,000 of OID Notes.

In November 2016, the Company exercised its sole option to further extend the maturity date to its outstanding OID Note in the aggregate of $264,000 principal amount of OID Note. In consideration for the extension, the Company increased the principal amount of the OID Note by 10% or to $26,400 to $290,400 in the aggregate. In January 2017, the remaining outstanding OID Note was exchanged into a convertible note (see Convertible Note below).

During the three months ended May 31, 2016, the Company recognized approximately $166,000 of interest expense related to the OID Notes, including amortization of debt discount. Additionally, the Company recognized a loss of approximately $25,000 in the three months ended May 31, 2016 due to the change in estimated fair value of a bifurcated derivative liability related to an exchange provision in the OID Notes.

Convertible Note

On January 17, 2017, the Company entered into an exchange agreement, pursuant to which the Company issued a new convertible promissory note in the principal amount of $1,000,000 (the “Convertible Note”) in exchange (the “Debt Exchange”) for the cancellation of (i) $600,000 principal amount of the Promissory Note plus $96,000 of accrued and unpaid interest thereon, and (ii) $290,400 principal amount of the OID Note.

During the three months ended May 31, 2017, the Company recognized approximately $30,000 of interest expense related to the Convertible Note, including amortization of debt discount of approximately $5,000 and accrued interest expense of approximately $25,000.

The following table summarizes the notes payable:

	Convertible Note Payable	Discount	Voluntary Exchange Feature	Debt, Net
February 28, 2017 balance	$1,000,000	$(10,914)	$-	$989,086
Amortization of debt discount	-	4,599	-	4,599
May 31, 2017 balance	$1,000,000	$(6,315)	$-	$993,685

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At May 31, 2017 and February 28, 2017, the warrant liability balances were classified as Level 3 instruments.

Derivative Warrant Liability

At May 31, 2017 and February 28, 2017, the warrant liability balances of approximately $0.15 million and $2.1 million, respectively, were classified as Level 3 instruments.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	Promissory Note Warrants	Series B Warrant	PPM Warrants	Total
Fair value at February 28, 2017	$157,204	$35,690	$1,914,078	$2,106,972
Change in fair value	(37,366)	(10,198)	(442,816)	(490,380)
Reclassification of warrant liability to equity	-	-	(1,471,262)	(1,471,262)
Fair value at May 31, 2017	$119,838	$25,492	$-	$145,330

In connection with the initial closing of the Series B Preferred private placement on December 31, 2014, the Company issued a warrant to purchase an aggregate of 30,334 shares of common stock (the “Series B Warrant”), originally exercisable at $8.25 per share and expiring on March 31, 2020. The Series B Warrant contains a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of the Series B Warrant was adjusted to $2.00 during the year ended February 28, 2017. The fair value of the Series B Warrant at May 31, 2017 and February 28, 2017 was determined to be approximately $25,000 and $36,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of May 31, 2017 and February 28, 2017 used the following assumptions: (1) a stock price of $1.15 and $1.50, respectively; (2) a risk-free rate of 1.41% and 1.50%, respectively; (3) an expected volatility of 129% and 131%, respectively; and (4) a fundraising event to occur on June 30, 2017 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of the Promissory Note on July 31, 2015, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock, originally exercisable at $8.25 per share and expiring on July 31, 2020. This warrant contains a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of this warrant was adjusted to $2.00 during the year ended February 28, 2017. The fair value of the warrant at May 31, 2017 and February 28, 2017 was determined to be approximately $38,000 and $51,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of May 31, 2017 and February 28, 2017 used the following assumptions: (1) stock price of $1.15 and $1.50, respectively; (2) a risk-free rate of 1.47% and 1.57%, respectively; (3) an expected volatility of 129% and 131%, respectively; and (4) a fundraising event to occur on June 30, 2017 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the amendment of the Promissory Note on February 12, 2016, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock, initially exercisable at $8.25 per share and expiring on February 11, 2021. This warrant contains a ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of this warrant was adjusted to $2.20 during the year ended February 28, 2017. The fair value of the warrant at May 31, 2017 and February 28, 2017 was determined to be approximately $40,000 and $51,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of May 31, 2017 and February 28, 2017 used the following assumptions: (1) stock price of $1.15 and $1.50, respectively; (2) a risk-free rate of 1.55% and 1.68%, respectively; (3) an expected volatility of 129% and 131%, respectively; and (4) a fundraising event to occur on June 30, 2017 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of OID Notes in February 2016, the Company issued warrants to purchase an aggregate of 36,367 shares of common stock.  These warrants were issued between February 12 and 22, 2016, were initially exercisable at $8.25 per share and expire between February 11 and 21, 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of these warrants were adjusted to $2.00 during the year ended February 28, 2017. The fair value of these warrants at May 31, 2017 and February 28, 2017 was determined to be approximately $34,000 and $44,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of May 31, 2017 and February 28, 2017 used the following weighted-average assumptions: (1) stock price of $1.15 and $1.50, respectively; (2) a risk-free rate of 1.55% and 1.68%, respectively; (3) an expected volatility of 129% and 131%, respectively; and (4) a fundraising event to occur on June 30, 2017 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of OID Notes in March 2016, the Company issued warrants to purchase an aggregate of 9,092 shares of common stock. These warrants were issued between March 4 and 15, 2016, were initially exercisable at $8.25 per share and expire between March 4 and 15, 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of these warrants were adjusted to $2.00 during the year ended February 28, 2017. The fair value of these warrants at May 31, 2017 and February 28, 2017 was determined to be approximately $8,000 and approximately $11,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of May 31, 2017, and February 28, 2017 used the following weighted-average assumptions: (1) stock price of $1.15 and $1.50, respectively; (2) a risk-free rate of 1.56% and 1.69%, respectively; (3) an expected volatility of 129% and 131%, respectively; and (4) a fundraising event to occur on June 30, 2017 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the private placement of common stock and warrants that closed in October 2016, the Company issued warrants to purchase an aggregate of 1,617,506 shares of common stock (the “PPM Warrants”). These PPM Warrants were issued between August 31, 2016 and October 30, 2016, are exercisable at $3.00 per share and expire between August 30, 2021 and October 29, 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment. The fair value of these warrants at February 28, 2017 was determined to be approximately $1.9 million, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of February 28, 2017 used the following weighted-average assumptions: (1) stock price of $1.50; (2) a risk-free rate of 1.66%; (3) an expected volatility of 131%; and (4) a fundraising event to occur on May 31, 2017, that would result in the issuance of additional common stock. The price protection provision expired on April 30, 2017, and the Company reclassified approximately $1.5 million of derivative warrant liability to equity, as referenced in Note 5.

NOTE 8 – EQUIPMENT

Equipment consists of the following:

	Estimated Useful Lives	May 31, 2017	February 28, 2017
Research equipment	7 years	$601,720	$601,720
Computer equipment	5 years	78,149	78,149
		679,869	679,869
Accumulated depreciation and amortization		(287,900)	(265,234)
Equipment, net		$391,969	$414,635

Depreciation and amortization expense was approximately $23,000 and approximately $24,000 for the three months ended May 31, 2017 and May 31, 2016, respectively. Depreciation of equipment utilized in research and development activities is included in research and development expenses and amounted to approximately $19,000 and $20,000 for the three months ended May 31, 2017 and May 31, 2016, respectively. All other depreciation is included in general and administrative expense and amounted to approximately $4,000 and approximately $4,000 for the three months ended May 31, 2017 and May 31, 2016, respectively.

NOTE 9 - – LICENSE AGREEMENTS AND COMMITMENTS

License Agreements

Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  We have satisfied all license maintenance payments due through May 31, 2017. We are required to make payments of $100,000 in 2017 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the License Agreement.

Pursuant to the Second License Agreement, as amended, we are required to make annual license maintenance fee payments beginning on January 3, 2013. We are required to make maintenance payments of $5,000 in 2018, $60,000, in 2019 and 2020, and $100,000 in 2021 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. The license maintenance payment of $5,000 for 2017 is currently outstanding, pending invoice. As such, we are in compliance with the Second License Agreement.

Pursuant to the Alternative Splicing Diagnostic License Agreement and the Alternative Splicing Therapeutic License Agreement, we are required to make annual license maintenance fee payments for each license beginning on January 1, 2015. We have satisfied all license maintenance payments due through May 31, 2017. We are required to make additional payments of $37,500 in 2018, and $50,000 in 2019 and every year each license is in effect thereafter.  We are in compliance with the Alternative Splicing License Agreements.

Pursuant to the Antibody License Agreement, we are required to make license maintenance fee payments beginning on January 1, 2015. We have satisfied all license maintenance payments due through May 31, 2017. We are required to make additional payments of $15,000 in 2018 and $20,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the Antibody License Agreement.

Lease Agreements

On August 28, 2014, we entered into a lease agreement, subsequently amended (the “Boston Lease”) for our diagnostic laboratory and office space located at 27, Drydock Ave, 2nd Floor, Boston, MA 02210 (the “Boston Property”). We paid a $40,000 security deposit in connection with entering into the Boston Lease. Effective April 6, 2016, we entered into an amendment to the Boston Lease (the “Boston Lease Amendment”), whereby we extended the term by one year from September 1, 2016 to August 31, 2017. The basic rent payable under the Boston Lease Amendment is $17,164 per month plus additional monthly payments including tax payments and operational and service costs.

We have entered into a letter of intent to amend the lease agreement for the Boston Property and anticipate entering into definitive documentation for the second lease amendment (the “Second Boston Lease Amendment”) shortly. The Second Boston Lease Amendment is anticipated to extend the term (the “Second Extension Period”) for five years from September 1, 2017 through August 31, 2022. Monthly basic rent payments are anticipated to be $23,355 for the first year of the Second Extension Period, $24,056 for the second year of the Second Extension Period, $24,777 for the third year of the Second Extension Period, $25,521 for the fourth year of the Second Extension Period, and $26,286 for the fifth year of the Second Extension Period.

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

NOTE 10 – NET LOSS PER SHARE

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period.  Restricted shares issued with vesting conditions that have not been met at the end of the period are excluded from the computation of the weighted average shares. As of May 31, 2017, and May 31, 2016, 11,536 and 11,536, respectively, restricted shares of common stock were excluded from the computation of the weighted average shares.

Diluted net loss per common share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares generally consist of incremental shares issuable upon exercise or conversion of stock options and warrants and shares issuable from convertible securities, as well as nonvested restricted shares.

In computing diluted loss per share for the years ended May 31, 2017 and May 31, 2016, no effect has been given to the common shares issuable at the end of the period upon the conversion or exercise of the following securities as their inclusion would have been anti-dilutive:

	May 31, 2017	May 31, 2016
Stock options	981,475	526,976
Warrants	2,731,523	967,934
Preferred stock	1,361,837	1,906,404
Convertible debt	520,548	-
Total	5,595,383	3,401,314

NOTE 11 – COLLABORATIVE AND OTHER RELATIONSHIPS

Research and Development Reimbursements

In connection with our business strategy, we may enter into research and development and other collaboration agreements. Depending on the arrangement, we may record payments as advances, funding receivables, payable balances or non-product income with our partners, based on the nature of the cost-sharing mechanism and activity within the collaboration.

On September 29, 2016, the Company entered into an amendment (the “MTA Amendment”) to a previously executed pilot materials transfer agreement (the “MTA” and together with the Amendment, the “Research Agreement”) with Celgene Corporation (“Celgene”), to conduct a mutually agreed upon pilot research project (the “Pilot Project”). The MTA Amendment provides for milestone payments to the Company of up to approximately $973,000. Under the terms of the Research Agreement, Celgene will provide certain proprietary materials to the Company and the Company will evaluate Celgene’s proprietary materials in the Company’s metastatic cell line and animal nonclinical models. The milestone schedule calls for Celgene to pay the Company approximately $487,000 upon execution of the MTA Amendment, which the Company has received, and the balance in accordance with the completion of three (3) milestones to Celgene’s reasonable satisfaction. The term of the Research Agreement is one (1) year, unless extended by the parties. Either party may terminate the Research Agreement with thirty (30) days prior written notice.

The Company recognizes the upfront payment as a deferred research and development reimbursement in the Consolidated Balance Sheet and will amortize the deferred research and development reimbursement as incurred over the term of the Research Agreement. For the three months ended May 31, 2017, the Company recorded approximately $133,000 in deferred research and development reimbursement, and, at May 31, 2017, the Company had a deferred research and development reimbursement amount of approximately $65,000.

The Company will recognize deferred research and development reimbursement for each subsequent milestone in the period in which the milestone is achieved. As of May 31, 2017, none of the milestones have been achieved.

Research Collaboration Revenue

We currently do not sell any products and do not have any product-related revenue. From time to time, we may enter into research and development collaboration arrangements, in which we are reimbursed for either all or a portion of the research and development costs incurred. We record these payments as revenue in the statement of operations. We recognize revenue upon delivery and acceptance of the test results or other deliverables.

NOTE 12 – SUBSEQUENT EVENTS

Celgene Research Agreement

On June 16, 2017, the Company received payment of approximately $243,000 from Celgene for satisfactory completion of the second milestone pursuant to the Research Agreement between the parties.

Private Placement

On June 23, 2017, pursuant to the initial closing of a private placement, the Company issued an aggregate of 359,348 shares of common stock and approximately 229,363.2 shares of Series A-2 Preferred, convertible into 2,293,632 shares of common stock and repriced an aggregate of 474,829 warrants, for an aggregate purchase price of approximately $2.14 million. After deducting placement agent fees and other offering expenses, the Company received net proceeds of approximately $2.0 million. Additionally, in connection with the private placement, the Company will issue an aggregate of 136,830 placement agent warrants with a term of five years, an exercise price equal to $1.27 per share, and a cashless exercise provision.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” “the Company” and “MetaStat” refer to MetaStat, Inc. and its subsidiary. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2017. Readers are cautioned not to place undue reliance on these forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information appearing in our Annual Report on Form 10-K for the year ended February 28, 2017.

Business Overview

We are a pre-commercial biotechnology company focused on discovering and developing personalized therapeutic (Rx) and diagnostic (Dx) treatment solutions for cancer patients. Our Mena isoform “driver-based” diagnostic biomarkers also serve as novel therapeutic targets for anti-metastatic drugs. MetaStat is developing therapeutic product candidates and paired companion diagnostics based on a novel approach that makes the Mena isoform protein a drugable target. Our core expertise includes an understanding of the mechanisms and pathways that drive tumor cell invasion and metastasis, as well as drug resistance to certain targeted therapies and cytotoxic chemotherapies

Going Concern

Since our inception, we have generated significant net losses. As of May 31, 2017, we had an accumulated deficit of approximately $26.6 million. At May 31, 2017, we have negative working capital. We incurred net losses of approximately $0.28 million and approximately $1.22 million for the three months ended May 31, 2017 and 2016, respectively. We expect our net losses to continue for at least the next several years as we develop our pre-commercial product candidates. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development activities and other general corporate purposes.

Including the gross proceeds of approximately $2.14 million from our June 2017 private placement, we currently anticipate that our cash and cash equivalents will not be sufficient to fund our operations for the next twelve months, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations and could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in the Form 10-K for the year ended February 28, 2017. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

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

Research Collaboration Revenue

We currently do not sell any products and do not have any product-related revenue. From time to time, we may enter into research and development collaboration arrangements, in which we are reimbursed for either all or a portion of the research and development costs incurred. We record these payments as revenue in the statement of operations. We recognize revenue upon delivery and acceptance of the test results or other deliverables.

Financial Operations Overview

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

We anticipate that our general and administrative expenses will increase in the future to support continued research, development and commercialization activities, including potential partnership and/or collaboration agreements, intellectual property and corporate legal expenses, and public company operating costs, including offering and related expenses in connection with a potential uplisting to a national stock exchange, SEC and exchange compliance, insurance, and investor relations and corporate communication costs. These increases will likely also include increased costs related to facilities and information technology expansion, the hiring of additional personnel and increased fees to outside consultants, lawyers and accountants, among other expenses.

Research and Development Expenses

Historically, the majority of research and development expenses were focused on our prognostic diagnostic tests for breast cancer, including the MetaSite Breast™ and MenaCalc™ tests. We have initiated research and development activities focused on our MenaINV and related driver-based biomarkers, which support our integrated Rx/Dx product development strategy focused on anti-metastatic therapeutics and companion diagnostics. Research and development activities are central to our business model and we expect future research and development expenses to be focused on our MenaINV and related biomarkers in support of our integrated Rx/Dx product development strategy.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2017 and May 31, 2016

Revenues.  Research collaboration revenue in connection with certain research and development activities was approximately $23,000 for the three months ended May 31, 2017. There were no revenues for the three months ended May 31, 2016.

General and Administrative Expenses. General and administrative expense was approximately $571,000 for the three months ended May 31, 2017 as compared to approximately $556,000 for the three months ended May 31, 2016. This represents an aggregate increase of approximately $15,000. Stock-based compensation was approximately $17,000 for the three months ended May 31, 2017 as compared to approximately $88,000 for the three months ended May 31, 2016. Excluding non-cash stock-based compensation expense and depreciation expense, general and administrative expenses increased by approximately $88,000 to approximately $552,000 for the three months ended May 31, 2017 from approximately $464,000 for the three months ended May 31, 2016.

Increased general and administrative spending was primarily due to increases in payroll and related costs including a bonus of approximately $57,000, consulting expense of approximately $22,000, corporate legal expenses of approximately $13,000, and rent of approximately $10,000. These increased general and administrative costs were partially offset by decreases related to intellectual property legal expenses of approximately $17,000, and investor relations and corporate communications costs of approximately $10,000. We expect general and administrative expenses to increase slightly for the remainder of the fiscal year ending February 28, 2018 with projected increases in rent and office related costs, consulting expenses, and professional fees related to intellectual property and patents, among others, as compared to the fiscal year ended February 28, 2017.

Research and Development Expenses. Research and development expenses decreased by approximately $82,000 to approximately $189,000 for the three months ended May 31, 2017 from approximately $271,000 for the three months ended May 31, 2016. Excluding non-cash stock-based compensation expense and depreciation expense, research and development expenses decreased by approximately $82,000 to approximately $152,000 for the three months ended May 31, 2017 from approximately $234,000 for the three months ended May 31, 2016.

Reduced research and development spending was primarily due to decreases in consulting expense of approximately $65,000 and payroll and related costs of approximately $26,000 partially offset by increases in laboratory and consumables of approximately $5,000 and rent and office related costs of approximately $3,000. We expect research and development expenses to increase for the remainder of this fiscal year ending February 28, 2018 as we conduct research and development activities based on our integrated Rx/Dx strategy and incur payroll and related expense for new employees and increased consulting expenses. Research and development expenses include approximately $113,000 of amortized deferred research and development reimbursement earned by us in connection with our collaborative arrangement as described in Note 11.

Other (Income) Expense. Other expense amounted to income of approximately $461,000 for the three months ended May 31, 2017, as compared to expense of approximately $393,000 for the three months ended May 31, 2016.  This represents a change of approximately $854,000. This change was due in part to an increase of approximately $525,000 in the change in fair value of the warrant liability, a decrease of approximately $275,000 due to the decrease in interest expense and a decrease of approximately $54,000 in the change in fair value of the put liability on the notes payable.

Net Loss. As a result of the factors described above, we had a net loss of approximately $0.28 million for the three months ended May 31, 2017 as compared to a net loss of approximately $1.22 million for the three months ended May 31, 2016.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of May 31, 2017, we had an accumulated deficit of approximately $26.6 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and commercialization expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock, preferred stock, and promissory notes. Through May 31, 2017, we had received net proceeds of approximately $9.23 million through the sale of common stock to investors, approximately $0.26 million through the sale of Series A Preferred Stock to investors, approximately $3.39 million through the sale of Series B Preferred Stock to investors, approximately $3.46 million from the issuance of convertible promissory notes and approximately $1.82 million from the issuance of non-convertible promissory notes.  As of May 31, 2017, we had cash and cash equivalents of approximately $152,000 and debt of approximately $1.0 million. Through May 31, 2017, we had issued and outstanding warrants to purchase 2,731,523 shares of our common stock at a weighted average exercise price of $5.04 per share, which could result in proceeds to us of approximately $13.8 million if all outstanding warrants were exercised for cash.

Subsequent to May 31, 2017, we completed an initial closing of a private placement of our common stock for gross proceeds of approximately $2.14 million.

Cash Flows

At May 31, 2017, we had approximately $152,000 in cash and cash equivalents, compared to approximately $154,000 at May 31, 2016.

Net cash used in operating activities was approximately $0.63 million for the three months ended May 31, 2017, compared to approximately $0.42 million for the three months ended May 31, 2016. The increase in cash used of approximately $0.21 million was primarily due to increased operating expenses. We expect amounts used in operating activities to increase in fiscal year 2018 and beyond as we grow our corporate operations.

Net cash provided by financing activities for the three months ended May 31, 2017 was $0 compared to approximately $0.21 million for the three months ended May 31, 2016. Financing activities for the three months ended May 31, 2016 consisted primarily of proceeds from issuance of non-convertible OID promissory notes and warrants and common stock and warrants for the three months ended May 31, 2016 partially offset by the payment of short-term debt.

Operating Capital and Capital Expenditure Requirements

Including the gross proceeds of approximately $2.14 million from our June 2017 private placement, we currently anticipate that our cash and cash equivalents will not be sufficient to fund our operations for the next twelve months, without raising additional capital. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations, which we expect to fund in part with the proceeds of the recent financing activities. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that the remainder of the net proceeds and our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of contractual obligations. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

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

Our future funding requirements will depend on many factors, including the following:

●
the rate of progress and cost of research and development activities associated with our therapeutic and companion diagnostic product development strategy;
●
the rate of progress and cost of research and development activities associated with our prognostic diagnostic tests for breast and other cancers;
●
the rate of progress in establishing reimbursement arrangements with third-party payers;
●
the success of billing, and collecting receivables; and
●
the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Vice President, Finance, of the effectiveness of disclosure controls and procedures as of May 31, 2017. Based upon that evaluation, management, including the Chief Executive Officer and Vice President, Finance, concluded that the design and operation of disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of May 31, 2017.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of May 31, 2017.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during the three months ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

If the Company is unable to continue as a going concern, its securities will have little or no value.

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the years ended February 28, 2017 and February 29, 2016 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of May 31, 2017, the Company had an accumulated deficit of approximately $26.6 million. Including the gross proceeds of approximately $2.14 million from its June 2017 private placement, the Company currently anticipates that its cash and cash equivalents will not be sufficient to fund its operations for the next twelve months, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

METASTAT, INC.

Date: July 17, 2017	By:	/s/ Douglas A. Hamilton
Douglas A. Hamilton President, Chief Executive Officer and Director (Principal Executive and Financial Officer)