Form 10-Q
period 2017-08-31
MetaStat, Inc.
filed 2017-10-16
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

As of October 12, 2017, there were 5,677,383 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MetaStat, Inc.
Condensed Consolidated Balance Sheets

	August 31,	February 28,
	2017	2017
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,734,297	$782,707
Prepaid expenses	40,504	20,856
Total Current Assets	1,774,801	803,563

Equipment
(net of accumulated depreciation of $309,537 and $265,234, respectively)	398,782	414,635
Refundable deposits	43,600	43,600

TOTAL ASSETS	$2,217,183	$1,261,798

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$531,749	$572,195
Accrued expenses	201,365	179,680
Deferred research and development reimbursement	204,974	177,517
Convertible note payable (net of discount $1,576 and $10,914, respectively)	998,424	989,086
Accrued interest payable	66,300	15,890
Accrued dividends on Series B Preferred Stock	16,270	15,638
Total Current Liabilities	2,019,082	1,950,006

Derivative warrant liability	96,038	2,106,972
TOTAL LIABILITIES	2,115,120	4,056,978

STOCKHOLDERS' EQUITY (DEFICIT)

Series A convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 0 and 874,257 shares issued and outstanding as of August 31, 2017 and February 28, 2017, respectively)	-	87
Series A-2 convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 299,904 and 70,541 shares issued and outstanding as of August 31, 2017 and February 28, 2017, respectively)	30	7
Series B convertible preferred stock ($0.0001 par value; 1,000 shares authorized; 222 and 213 shares issued and outstanding as of August 31, 2017 and February 28, 2017,	-	-
Common Stock, ($0.0001 par value; 150,000,000 shares authorized; 5,677,383 and 4,707,942 shares issued and outstanding as of August 31, 2017 and February 28, 2017, respectively)	568	471
Additional paid-in-capital	27,459,472	23,523,140
Accumulated deficit	(27,358,007)	(26,318,885)
Total stockholders' deficit	102,063	(2,795,180)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,217,183	$1,261,798

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016

Revenue	$-	$-	$23,300	$-
Total Revenue	-	-	23,300	-

Operating Expenses
General & administrative	459,628	615,849	1,030,233	1,171,530
Research & development	322,907	356,168	512,351	627,291
Total Operating Expenses	782,535	972,017	1,542,584	1,798,821

Other Expenses (income)
Interest expense	30,039	401,990	59,843	706,636
Other income, net	(267)	(102)	(333)	(50)
Change in fair value of warrant liability	(49,292)	(96,241)	(539,672)	(61,749)
Change in fair value of put embedded in note payable	-	(510,867)	-	(456,868)
Loss on sale of notes receivable	-	112,500	-	112,500
Total Other Expenses (Income)	(19,520)	(92,516)	(480,162)	300,469

Net Loss	$(763,015)	$(879,501)	$(1,039,122)	$(2,099,290)

Loss attributable to common shareholders and loss per common share:

Net loss	$(763,015)	$(879,501)	$(1,039,122)	$(2,099,290)
Deemed Dividend on Series B Preferred Stock issuance	-	-	-	(708,303)
Accrued dividends - Series B Preferred Stock	(24,557)	(73,452)	(48,014)	(146,894)
Deemed Dividend to Series B Preferred Stockholders for exchange of warrants	-	(29,311)	-	(29,311)
Deemed dividend related to warrants exercise price modification	(31,139)	-	(31,139)	-
Loss attributable to common shareholders	$(818,711)	$(981,982)	$(1,118,275)	$(2,983,517)

Net loss per share, basic and diluted	$(0.16)	$(0.46)	$(0.22)	$(1.50)

Weighted average of shares outstanding	5,245,819	2,127,833	5,002,635	1,987,487

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	August 31, 2017	August 31, 2016

Cash Flows from Operating Activities:
Net loss	$(1,039,122)	$(2,099,290)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	44,303	47,532
Share-based compensation	133,896	362,326
Amortization of debt discount	9,338	652,879
Loss on sale of notes receivable and assets	-	112,500
Change in fair value of warrant liability	(539,672)	(61,749)
Change in fair value of put embedded in notes payable	-	(456,868)
Net changes in assets and liabilities:
Prepaid expenses	(19,648)	87,538
Deferred research and development reimbursement	27,457	-
Accounts payable and accrued expenses	4,896	507,022
Accrued interest	50,410	52,000
Net cash used in operating activities	(1,328,142)	(796,110)

Cash Flows from Investing Activities:
Purchase of equipment	(28,450)	-
Proceeds received from sale of notes receivable	-	12,500
Net cash (used in) provided by investing activities	(28,450)	12,500

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of debt issuance costs	-	122,790
Proceeds from issuance of common stock, preferred stock and warrants, net of offering costs	2,308,182	462,565
Payment of short-term debt	-	(79,295)
Net cash provided by financing activities	2,308,182	506,060

Net increase (decrease) in cash and cash equivalents	951,590	(277,550)

Cash at the beginning of the period	782,707	363,783
Cash and cash equivalents at the end of the period	$1,734,297	$86,233

Supplemental Disclosure of Non-Cash Financing Activities:
Warrant liability associated with note payable	$-	$15,225
Series B Preferred stock paid in kind dividend	$47,382	$146,399
Series B Preferred stock accrued dividends	$48,014	$146,894
Issuance of common stock to convert Series A preferred stock	$87	$-
Issuance of common stock to convert accrued expenses	$23,657	$-
Reclassification between warrant liability and additional paid-in-capital	$1,471,262	$-
Issuance ofcommon stock and warrants as payment on accounts payable	$-	$32,000
Warrants issued to placement agents	$185,063	$35,859
Deemed dividend related to Series B Preferred Stock BCF adjustment for conversion price adjustment	$-	$708,303
Deemed dividend to Series B Preferred stock holders upon exercising Most Favored Nation option	$-	$29,311
Deemed dividend related to warrants exercise price modification	$31,139	$-
Issuance of warrants in connection with OID Notes amendment	$-	$44,095
Financing of insurance premium through notes payable	$-	$158,400

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

MetaStat, Inc. (“we,” “us,” “our,” the “Company,” or “MetaStat”) is a pre-commercial biotechnology company focused on discovering and developing personalized therapeutic (Rx) and diagnostic (Dx) treatment solutions for cancer patients. Our Mena isoform “driver-based” diagnostic biomarkers also serve as novel therapeutic targets for anti-metastatic drugs. MetaStat is developing therapeutic product candidates and paired companion diagnostics based on a novel approach that makes the Mena isoform protein a druggable target. Our core expertise includes an understanding of the mechanisms and pathways that drive tumor cell invasion and metastasis, as well as drug resistance to certain targeted therapies and cytotoxic chemotherapies. MetaStat’s head office, research laboratories, and state-of-the-art CLIA-certified diagnostic laboratory are located in Boston, MA. The Company was incorporated on March 28, 2007 under the laws of the State of Nevada.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MetaStat Biomedical, Inc., a Delaware corporation and all significant intercompany balances have been eliminated in consolidation.

These interim unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes for the year ended February 28, 2017, included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on May 30, 2017. These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of August 31, 2017 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses of approximately $27.4 million as of August 31, 2017, has negative working capital and has not generated positive cash flows from operations. The Company has raised approximately $2.3 million from a common stock financing during the three months ended August 31, 2017, however the continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Ranking

The Series A Preferred Stock will rank (i) senior to our common stock, (ii) pari passu with our Series A-2 Preferred Stock (as defined below), and (iii) junior to our Series B Preferred Stock (as defined below) with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company.

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

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Dividends

Cumulative dividends on the Series B Preferred Stock accrue at the rate of 8% of the Stated Value per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year, from and after the date of the initial issuance.  Dividends are payable in kind in additional shares of Series B Preferred Stock valued at the Stated Value or in cash at the sole option of the Company. At August 31, 2017 and February 28, 2017, the dividends payable to the holders of the Series B Preferred Stock amounted to approximately $16,000 and $16,000, respectively. During the three and six months ended August 31, 2017, the Company issued 4.3501 and 8.6149 shares of Series B Preferred Stock, respectively, for payment of dividends amounting to approximately $23,000 and $47,000, respectively. During the three and six months ended August 31, 2016, the Company issued 13.4407 and 26.6178 shares of Series B Preferred Stock, respectively, for payment of dividends amounting to approximately $74,000 and $146,000, respectively.

Liquidation Rights

If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Series A Preferred Stock or common stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. At August 31, 2017 and February 28, 2017, the value of the liquidation preference of the Series B Preferred Stock aggregated to approximately $1.2 million and $1.19 million, respectively.

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

The issuance of shares of common stock pursuant to the 2016 Unit Private Placement (as defined in Note 3) triggered the full ratchet anti-dilution price protection provision of the Series B Preferred Stock. Accordingly, the Series B Conversion Price was adjusted from $8.25 to $2.00 per share. The issuance of shares of common stock pursuant to the 2017 Common Stock Private Placement (as defined in Note 3) triggered the full ratchet anti-dilution price protection provision of the Series B Preferred Stock. Accordingly, the Series B Conversion Price was adjusted from $2.00 to $0.83 per share.

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

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Most Favored Nation

For a period of up to 30 months after March 31, 2015, if the Company issues any New Securities (as defined below) in a private placement or public offering (a “Subsequent Financing”), the holders of Series B Preferred Stock may exchange all of the Series B Preferred Stock at their Stated Value plus all Series A Warrants (as defined below) issued to the Series B Preferred Stock holders for the securities issued in the Subsequent Financing on the same terms of such Subsequent Financing.  “New Securities” means shares of the common stock, any other securities, options, warrants or other rights where upon exercise or conversion the purchaser or recipient receives shares of the common stock, or other securities with similar rights to the common stock, subject to certain standard carve-outs. This right expired on September 30, 2017 pursuant to the Certificate of Designation of Rights and Preferences of the Series B Preferred Stock.

NOTE 3 – EQUITY ISSUANCES

Common stock financing – the 2016 Unit Private Placement

During the six months ended August 31, 2016, the Company entered into a subscription agreement pursuant to a private placement (the “2016 Unit Private Placement”) with a number of accredited investors pursuant to which the Company issued an aggregate of 49.5 units consisting of an aggregate of 247,500 shares of common stock and five-year warrants to purchase 123,750 shares of common stock at a purchase price of $3.00 per share (the “2016 Unit Warrants”) for an aggregate purchase price of $495,000. After deducting placement agent fees and other offering expenses, including legal expenses, net proceeds amounted to approximately $390,000. Additionally, the Company issued an aggregate of 24,750 placement agent warrants in substantially the same form as the 2016 Unit Warrants.

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

For the three and six months ended August 31, 2016, the Company recorded a non-cash deemed dividend to Additional Paid-in Capital of approximately $29,000 in connection with the MFN Exchange equal to the excess fair value of the warrants received over the fair value of the Series A Warrants.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Common stock financing – Additional 2016 Unit Private Placement

First Closing of the Additional 2016 Unit Private Placement

On August 31, 2016, the Company entered into a subscription agreement pursuant to a private placement (the “Additional 2016 Unit Private Placement”) with an accredited investor pursuant to which the Company issued an aggregate of 8.75 units consisting of an aggregate of 43,750 shares of common stock at an effective price of $2.00 per share (the “Effective Price”) and five-year warrants to purchase 21,875 shares of common stock at a purchase price of $3.00 per share (the “Additional 2016 Unit Warrants”) for an aggregate purchase price of $87,500. After deducting placement agent fees and other offering expenses, including legal expenses, net proceeds amounted to approximately $73,000. Additionally, the Company issued an aggregate of 438 placement agent warrants in substantially the same form as the Additional 2016 Unit Warrants.

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

Accounting for the Price Protection Provision

The Company analyzed the Price Protection provision for embedded derivatives that require bifurcation. The Company evaluated the Price Protection provision for both the issuance of additional shares of common stock and additional Warrants in connection with a Down-round Issuance in accordance with ASC 480 and ASC 815. In connection with the potential issuance of additional shares of common stock, the Company concluded that since the embedded down-round feature is within the equity host contract, the embedded Price Protection provision would be considered clearly and closely related to the equity host under ASC 815-15-25-1(a) and that the Price Protection provision should not be bifurcated. In connection with the potential issuance of additional Warrants, the Company concluded that the freestanding Warrants are not indexed to the Company’s common stock within the scope of ASC 815-40 and therefore was initially bifurcated and measured at fair value and recorded as a derivative liability in the Condensed Consolidated Balance Sheet.  The derivative liability was measured at fair value on an ongoing basis, with changes in fair value recognized in the statement of operations. The Price Protection provision expired on April 30, 2017, resulting in the reclassification of these warrants to equity (see Note 5).

Common stock financing – the 2017 Common Stock Private Placement

Between June 23, 2017 and August 3, 2017, the Company completed closings of a private placement (the “2017 Common Stock Private Placement”) with existing and new institutional and accredited investors pursuant to which the Company issued (i) an aggregate of 811,158 shares of common stock, (ii) 229,363.2 shares of Series A-2 Preferred Stock convertible into 2,293,632 shares of common stock and (iii) reduced the exercise price of outstanding warrants to purchase 536,434 shares of common stock from $3.00 to $2.00 per share (see Note 5), for an aggregate purchase price of approximately $2.57 million, including the conversion of approximately $22,000 of compensation payable to our Chief Executive Officer. After deducting placement agent fees and other offering expenses, the Company received net proceeds of approximately $2.31 million. Additionally, the Company issued the placement agent five-year warrants to purchase an aggregate of 162,486 shares of common stock with an exercise price equal to $1.27 per share, and a cashless exercise provision. The effective purchase price of the 2017 Common Stock Private Placement was $0.83 per share.

Conversion Price Adjustment

During the six months ended August 31, 2017, as a result of the 2017 Common Stock Private Placement, the Series B Conversion Price was adjusted from $2.00 to $0.83 per share. No non-cash deemed dividend was recorded to recognize any contingent beneficial conversion feature related to this conversion price change as all proceeds of the Series B Preferred have already been offset by previously recognized beneficial conversion features.

Issuances of common stock for services

During the six months ended August 31, 2016, the Company issued an aggregate of 25,000 shares of common stock to a consultant for services that vested over a two-month term and to settle $32,000 of accounts payable. The fair value of the shares amounted to approximately $46,000 on the grant date, of which approximately $14,000 was recognized into general and administrative expense during the six months ended August 31, 2016.

During the six months ended August 31, 2017, the Company issued an aggregate of 100,000 shares of common stock to members of its Board that vested immediately. The fair value of the shares amounted to approximately $130,000 on the grant date, which was recognized into general and administrative expense during the six months ended August 31, 2017.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – STOCK OPTIONS

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

During the three and six months ended August 31, 2016, the Company issued options to purchase an aggregate of 440,000 shares of common stock at $2.00 per share to members of its management team. These options expire on July 7, 2026. 73,333 of these options vested immediately and 146,667 of these options vest in equal monthly installments over a twenty-four-month period. 220,000 options are subject to certain milestone-based vesting. These options had a total fair value of approximately $622,000 as calculated using the Black-Scholes model. The Company has not recognized any stock based compensation for the options with performance-vesting conditions, and expects to recognize the compensation expense when vesting become probable, which has not yet occurred.

During the three and six months ended August 31, 2016, the Company issued options to purchase an aggregate of 100,000 shares of common stock at $2.00 per share to a non-executive member of its Board. These options expire on July 7, 2026. These options had a total fair value of approximately $143,000 as calculated using the Black-Scholes model. 33,333 of these options vested immediately and 66,667 of these options vest in equal monthly installments over a twenty-four-month period.

During the three and six months ended August 31, 2016, the Company issued options to purchase an aggregate of 240,000 shares of common stock at $2.00 per share to consultants. These options expire on July 7, 2026. 33,333 of these options vest on the first anniversary date and then 66,667 of these options vest in equal monthly installments over a twenty-four-month period. 140,000 of these options are subject to certain milestone-based vesting and the Company will measure the fair value of these options with vesting contingent on achieving certain performance-based milestones and recognize the compensation expense when vesting becomes probable.

During the six months ended August 31, 2017, the Company issued options to purchase an aggregate 55,000 shares of common stock at 3.00 per share to its President and Chief Executive Officer and a member of its management team. These options expire on April 4, 2027. 18,334 of these options vest on the first anniversary date of April 4, 2018, and then 36,666 of these options vest in equal monthly installments over a twenty-four-month period. These options had a total fair value of approximately $60,000 as calculated using the Black-Scholes model.

During the six months ended August 31, 2017, an aggregate of 39,999 unvested options to purchase shares of common stock at 8.25 per share to certain members of the Company’s Board were terminated upon resignation from the board. The Company recognized a credit of approximately $146,000 for the true-up of forfeitures related to these unvested options during the six months ended August 31, 2017.

The weighted average inputs to the Black-Scholes model used to value the stock options granted during the six months ended August 31, 2017 and 2016 are as follows:

	August 31,	August 31,
	2017	2016
Expected volatility	129%	98.98 – 102.74%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.95%	0.97% – 1.65%
Expected Term	6.01 years	5.47 years

For the six months ended August 31, 2016, the Company recognized approximately $348,000 of compensation expense related to stock options, of which approximately $288,000 was recognized in general and administrative expenses and approximately $60,000 in research and development expenses.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended August 31, 2016, the Company recognized approximately $243,000 of compensation expense related to stock options, of which approximately $200,000 was recognized in general and administrative expenses and approximately $43,000 in research and development expenses.

For the six months ended August 31, 2017, the Company recognized a credit of approximately $59,000 of compensation expense related to stock options, of which a credit of approximately $89,000 was recognized in general and administrative expenses and an expense of approximately $30,000 in research and development expenses.

For the three months ended August 31, 2017, the Company recognized approximately $38,000 of compensation expense related to stock options, of which approximately $24,000 was recognized in general and administrative expenses and approximately $14,000 in research and development expenses.

The following table summarizes common stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at February 28, 2017	966,474	$5.71	$-	8.87
Granted:	55,000	$3.00	$-	-
Expired and forfeited:	(60,000)	$8.25	$-	-
Outstanding and expected to vest at August 31, 2017	961,474	$5.40	$-	8.49
Exercisable at August 31, 2017	349,892	$9.62	$-	7.76

The following table breaks down exercisable and unexercisable common stock options by exercise price as of August 31, 2017:

Exercisable			Unexercisable
Number of Options	Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Exercise Price	Weighted Average Remaining Life (years)
178,888	$2.00	8.85	301,112	$2.00	8.85
16668	$2.19	8.74	83,332	$2.19	8.74
1,083	$3.00	9.23	174,917	$3.00	9.43
30,000	$3.55	8.43	-	$3.55	-
1,068	$8.10	7.42	-	8.10	-
20,000	$8.25	7.80	40,000	$8.25	7.80
41,434	$10.20	4.35	-	$10.20	-
3,334	$11.25	7.72	3,333	$11.25	7.72
11,112	$16.50	7.13	8,888	$16.50	7.13
8,068	$22.50	7.42	-	$22.50	-
38,237	$48.75	5.60	-	$48.75	-
349,892	$9.62	7.76	611,582	$2.98	8.90

As of August 31, 2017, we had approximately $133,000 of unrecognized compensation related to employee and consultant stock options that are expected to vest over a weighted average period of 1.25 years and, approximately $500,000 of unrecognized compensation related to employee stock options whose recognition is dependent on certain milestones to be achieved.  Additionally, there were 173,333 stock options with a performance vesting condition that were granted to consultants which will be measured and recognized when vesting becomes probable.

NOTE 5 – WARRANTS

For the six months ended August 31, 2016, the Company issued warrants to purchase an aggregate of 9,092 shares of common stock in connection with the issuance of the original issue discount promissory notes dated between March 3 and 15, 2016. These warrants were initially exercisable at $8.25 per share and expire between March 3 and 15, 2021. These warrants vested immediately. These warrants contained an anti-dilution price protection provision, which required the warrants to be recorded as derivative warrant liability. Such clause will lapse upon completion of a Qualified Offering, as defined in the warrant agreement. These warrants were recorded as a debt discount based on their fair value. Following the 2017 Common Stock Private Placement, these warrants are now exercisable at $0.83 per share.

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

For the three and six months ended August 31, 2016, the Company issued warrants to purchase an aggregate of 27,326 shares of common stock in connection with the MFN Exchange referenced in Note 3. These warrants are exercisable at $3.00 per share and expire on June 7, 2021. These warrants vested immediately. Additionally, in connection with the MFN Exchange, the Company cancelled warrants to purchase an aggregate of 9,000 shares of common stock. These warrants were originally issued in connection with the issuance of Series B Preferred Stock and were exercisable at $10.50 per share.

For the three and six months ended August 31, 2016, the Company issued warrants to purchase an aggregate of 45,459 shares of common stock in connection with the amendments to the OID Notes referenced in Note 6. These warrants are exercisable at $2.00 per share and expire between August 11, 2021 and August 18, 2021. These warrants vested immediately. The fair value of these warrants was determined to be approximately $44,000, as calculated using the Black-Scholes model and were recorded as a debt discount based on their fair value.

For the three and six months ended August 31, 2016, the Company issued warrants to purchase an aggregate of 21,875 shares of common stock in connection with the Additional 2016 Unit Private Placement referenced in Note 3. These warrants are exercisable at $3.00 per share and expire on August 30, 2021. These warrants vested immediately. As discussed in Note 3, due to the Price Protection provision, these warrants were initially classified as a derivative liability and measured at fair value.

For the three and six months ended August 31, 2016, in connection with the Additional 2016 Unit Private Placement, the Company issued placement agent warrants to purchase an aggregate of 438 shares of common stock. These placement agent warrants were issued on August 31, 2016, are exercisable at $3.00 per share and expire on August 30, 2021. These placement agent warrants vest immediately. The fair value of these warrants was determined to be approximately $400, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.18%; (2) an expected term of 5.0 years; (3) an expected volatility of 102%; and (4) zero expected dividends.

For the six months ended August 31, 2017, the Company issued warrants to purchase an aggregate of 37,500 shares of common stock to a consultant for advisory services. These warrants are exercisable at $3.00 per share and expire between March 31, 2021 and May 31, 2021. These warrants vested immediately. The fair value of these warrants was determined to be approximately $37,000, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.83%; (2) an expected term of 5.0 years; (3) an expected volatility of 131%; and (4) zero expected dividends. For the six months ended August 31, 2017, the Company recognized approximately $37,000 of stock-based compensation for these warrants.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

For the six months ended August 31, 2017, the Company reclassified approximately $1.5 million of derivative warrant liability to equity in connection with the lapse of a Price Protection provision referenced in Note 3, that had resulted in these instruments being classified as a derivative warrant liability at issuance. The fair value of these warrants was determined to be approximately $1.5 million, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.81%; (2) an expected term of 4.46 years; (3) an expected volatility of 124%; and (4) zero expected dividends.

For the three and six months ended August 31, 2017, the Company issued warrants to purchase an aggregate of 37,500 shares of common stock to a consultant for advisory services. These warrants are exercisable at $3.00 per share and expire between June 30, 2021 and August 31, 2021. These warrants vested immediately. The fair value of these warrants was determined to be approximately $25,000, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.81%; (2) an expected term of 5.0 years; (3) an expected volatility of 131%; and (4) zero expected dividends. For the three and six months ended August 31, 2017, the Company recognized approximately $25,000 of stock-based compensation for these warrants.

For the three and six months ended August 31, 2017, in connection with the 2017 Unit Private Placement, the Company reduced the exercise price of outstanding warrants to purchase 536,434 shares of common stock from $3.00 to $2.00 per share. The Company recorded a non-cash deemed dividend of approximately $31,000 equal to difference in the aggregated fair value of these warrants on the measurement dates as calculated using the Black-Scholes model.

For the three and six months ended August 31, 2017, in connection with the 2017 Unit Private Placement, the Company issued placement agent warrants to purchase an aggregate of 162,486 shares of common stock. These placement agent warrants were issued between June 23, 2017 and August 3, 2017, are exercisable at $1.27 per share and expire between June 22, 2022 and August 2, 2022. These placement agent warrants vest immediately. The fair value of these warrants was determined to be approximately $185,000, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.78%; (2) an expected term of 5.0 years; (3) an expected volatility of 130%; and (4) zero expected dividends.

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsicvalue	Weighted average remaining contractual life (years)
Outstanding at February 28, 2017	2,698,694	$5.11	$-	4.21
Granted:	237,486	1.82	-
Cancelled/Expired/Exercised:	(4,671)	31.50	-
Outstanding at August 31, 2017	2,931,509	$4.56	$-	3.81

Warrants exercisable at August 31, 2017 are:

Exercise	Number	Weighted average	Exercisable
Prices	of shares	remaining life (years)	number of shares
$0.83	119,429	3.04	119,429
$0.91	43,636	3.45	43,636
$1.27	162,486	4.83	162,486
$2.00	581,893	4.06	581,893
$3.00	1,653,974	4.19	1,653,974
$8.25	9,134	2.99	9,134
$10.50	126,978	2.6	126,978
$15.00	556	2.75	556
$18.75	695	2.75	695
$22.50	209,754	0.88	209,754
$31.50	21,241	1.07	21,241
$37.50	1,733	0.37	1,733
$4.56	2,931,509	3.81	2,931,509

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

During the three months ended August 31, 2016, the Company recognized approximately $153,000 of interest expense related to the Promissory Note, as amended, including amortization of debt discount of approximately $125,000 and accrued interest expense of approximately $28,000. Additionally, the Company recognized a gain of approximately $294,000 in the three months ended August 31, 2016 due to the change in estimated fair value of the Voluntary Exchange provision.

During the six months ended August 31, 2016, the Company recognized approximately $291,000 of interest expense related to the Promissory Note, as amended, including amortization of debt discount of approximately $239,000 and accrued interest expense of approximately $52,000. Additionally, the Company recognized a gain of approximately $265,000 in the six months ended August 31, 2016 due to the change in estimated fair value of the Voluntary Exchange provision.

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

In October 2016, $553,000 principal amount of OID Notes were exchanged into the securities issued in the Additional 2016 Unit Private Placement. Accordingly, the Company recorded a loss on extinguishment of approximately $555,000. Additionally, the Company repaid $8,000 of OID Notes.

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

During the three months ended August 31, 2016, the Company recognized approximately $248,000 of interest expense related to the OID Notes, as amended, including amortization of debt discount. Additionally, the Company recognized a gain of approximately $217,000 in the three months ended August 31, 2016 due to the change in estimated fair value of the OID Note Voluntary Exchange provision.

During the six months ended August 31, 2016, the Company recognized approximately $414,000 of interest expense related to the OID Notes, as amended, including amortization of debt discount. Additionally, the Company recognized a gain of approximately $191,000 in the six months ended August 31, 2016 due to the change in estimated fair value of the OID Note Voluntary Exchange provision.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Convertible Note

On January 17, 2017, the Company entered into an exchange agreement, pursuant to which the Company issued a new convertible promissory note in the principal amount of $1,000,000 (the “Convertible Note”) in exchange (the “Debt Exchange”) for the cancellation of (i) $600,000 principal amount of the Promissory Note plus $96,000 of accrued and unpaid interest thereon, and (ii) $290,400 principal amount of the OID Note. The Convertible Note is convertible into shares of common stock at $2.00 per share and accrues interest at a rate of 10% per annum. The Convertible Note matured on September 30, 2017 and provides for a 10 business day cure period that expires on October 16, 2017.

The Company is currently in the process of negotiating an extension of the maturity date of the Convertible Note with the holder thereof, which we expect will be finalized shortly. In the event we do not reach an agreement with the noteholder to extend the maturity date of the Convertible Note, the noteholder may exercise its default rights. There can be no assurance that we will be able to raise additional debt or equity financing in an amount sufficient to enable us to retire these obligations and meet our other obligations. Following the expiration of the cure period, the noteholder may bring suit against us and foreclose on all of our assets and business by reason of our default.

During the three months ended August 31, 2017, the Company recognized approximately $30,000 of interest expense related to the Convertible Note, including amortization of debt discount of approximately $5,000 and accrued interest expense of approximately $25,000.

During the six months ended August 31, 2017, the Company recognized approximately $60,000 of interest expense related to the Convertible Note, including amortization of debt discount of approximately $10,000 and accrued interest expense of approximately $50,000.

The following table summarizes the notes payable:

	Convertible Note		Debt,
	Payable	Discount	Net
February 28, 2017 balance	$1,000,000	$(10,914)	$989,086
Amortization of debt discount	-	9,338	9,338
August 31, 2017 balance	$1,000,000	$(1,576)	$998,424

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At August 31, 2017 and February 28, 2017, the warrant liability balance was classified as Level 3 instruments.

Derivative Warrant Liability

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	Promissory Note Warrants	Series B Warrant	PPM Warrants	Total
Fair value at February 28, 2017	$157,204	$35,690	$1,914,078	$2,106,972
Change in fair value	(78,024)	(18,832)	(442,816)	(539,672)
Reclassification of warrant liability to equity	-	-	(1,471,262)	(1,471,262)
Fair value at August 31, 2017	$79,180	$16,858	$-	$96,038

In connection with the initial closing of the Series B Preferred private placement on December 31, 2014, the Company issued a warrant to purchase an aggregate of 30,334 shares of common stock (the “Series B Warrant”), originally exercisable at $8.25 per share and expiring on March 31, 2020. The Series B Warrant contains a full-ratchet anti-dilution price protection provision that requires liability treatment. The exercise price of the Series B Warrant was adjusted to $2.00 per share during the year ended February 28, 2017 and subsequently adjusted to $0.83 per share in August 2017 as a result of the 2017 Common Stock Private Placement. The fair value of the Series B Warrant at August 31, 2017 and February 28, 2017 was determined to be approximately $17,000 and $36,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of August 31, 2017 and February 28, 2017 used the following assumptions: (1) a stock price of $0.76 and $1.50, respectively; (2) a risk-free rate of 1.39% and 1.50%, respectively; (3) an expected volatility of 131% and 131%, respectively; and (4) a fundraising event to occur on January 31, 2018 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of the Promissory Note on July 31, 2015, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock, originally exercisable at $8.25 per share and expiring on July 31, 2020. This warrant contains a full-ratchet anti-dilution price protection provision that requires liability treatment. The exercise price of this warrant was adjusted to $2.00 per share during the year ended February 28, 2017 and subsequently adjusted to $0.83 per share in August 2017 as a result of the 2017 Common Stock Private Placement. The fair value of the warrant at August 31, 2017 and February 28, 2017 was determined to be approximately $25,000 and $51,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of August 31, 2017 and February 28, 2017 used the following assumptions: (1) stock price of $0.76 and $1.50, respectively; (2) a risk-free rate of 1.43% and 1.57%, respectively; (3) an expected volatility of 131% and 131%, respectively; and (4) a fundraising event to occur on January 31, 2018 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the amendment of the Promissory Note on February 12, 2016, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock, initially exercisable at $8.25 per share and expiring on February 11, 2021. This warrant contains a ratchet anti-dilution price protection provision that requires liability treatment. The exercise price of this warrant was adjusted to $2.20 per share during the year ended February 28, 2017 and subsequently adjusted to $0.91 per share in August 2017 as a result of the 2017 Common Stock Private Placement. The fair value of the warrant at August 31, 2017 and February 28, 2017 was determined to be approximately $26,000 and $51,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of August 31, 2017 and February 28, 2017 used the following assumptions: (1) stock price of $0.76 and $1.50, respectively; (2) a risk-free rate of 1.50% and 1.68%, respectively; (3) an expected volatility of 131% and 131%, respectively; and (4) a fundraising event to occur on January 31, 2018 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of OID Notes in February 2016, the Company issued warrants to purchase an aggregate of 36,367 shares of common stock.  These warrants were issued between February 12 and 22, 2016, were initially exercisable at $8.25 per share and expire between February 11 and 21, 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment. The exercise price of these warrants were adjusted to $2.00 per share during the year ended February 28, 2017 and subsequently adjusted to $0.83 per share in August 2017 as a result of the 2017 Common Stock Private Placement. The fair value of these warrants at May 31, 2017 and February 28, 2017 was determined to be approximately $22,000 and $44,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of August 31, 2017 and February 28, 2017 used the following weighted-average assumptions: (1) stock price of $0.76 and $1.50, respectively; (2) a risk-free rate of 1.50% and 1.68%, respectively; (3) an expected volatility of 131% and 131%, respectively; and (4) a fundraising event to occur on January 31, 2018 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the issuance of OID Notes in March 2016, the Company issued warrants to purchase an aggregate of 9,092 shares of common stock. These warrants were issued between March 4 and 15, 2016, were initially exercisable at $8.25 per share and expire between March 4 and 15, 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment. The exercise price of these warrants were adjusted to $2.00 per share during the year ended February 28, 2017 and subsequently adjusted to $0.83 per share in August 2017 as a result of the 2017 Common Stock Private Placement. The fair value of these warrants at August 31, 2017 and February 28, 2017 was determined to be approximately $6,000 and approximately $11,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of August 31, 2017, and February 28, 2017 used the following weighted-average assumptions: (1) stock price of $0.76 and $1.50, respectively; (2) a risk-free rate of 1.51% and 1.69%, respectively; (3) an expected volatility of 131% and 131%, respectively; and (4) a fundraising event to occur on January 31, 2018 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

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

NOTE 8 – EQUIPMENT

Equipment consists of the following:

	Estimated
	Useful Lives	August 31, 2017	February 28, 2017
Research equipment	7 years	$630,170	$601,720
Computer equipment	5 years	78,149	78,149
		708,319	679,869
Accumulated depreciation and amortization		(309,537)	(265,234)
Equipment, net		$398,782	$414,635

Depreciation and amortization expense was approximately $22,000 and approximately $24,000 for the three months ended August 31, 2017 and August 31, 2016, respectively. Depreciation of equipment utilized in research and development activities is included in research and development expenses and amounted to approximately $21,000 and approximately $20,000 for the three months ended August 31, 2017 and August 31, 2016, respectively. All other depreciation is included in general and administrative expense and amounted to approximately $1,000 and approximately $4,000 for the three months ended August 31, 2017 and August 31, 2016, respectively.

Depreciation and amortization expense was approximately $44,000 and approximately $48,000 for the six months ended August 31, 2017 and August 31, 2016, respectively. Depreciation of equipment utilized in research and development activities is included in research and development expenses and amounted to approximately $41,000 and approximately $40,000 for the six months ended August 31, 2017 and August 31, 2016, respectively. All other depreciation is included in general and administrative expense and amounted to approximately $3,000 and approximately $7,000 for the six months ended August 31, 2017 and August 31, 2016, respectively.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 - LICENSE AGREEMENTS AND COMMITMENTS

License Agreements

Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  We have satisfied all license maintenance payments due through August 31, 2017. We are required to make payments of $100,000 in 2018 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the License Agreement.

Pursuant to the Second License Agreement, as amended, we are required to make annual license maintenance fee payments beginning on January 3, 2013. We have satisfied all license maintenance payments due through August 31, 2017. We are required to make maintenance payments of $5,000 in 2018, $60,000, in 2019 and 2020, and $100,000 in 2021 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the Second License Agreement.

Pursuant to the Alternative Splicing Diagnostic License Agreement and the Alternative Splicing Therapeutic License Agreement, we are required to make annual license maintenance fee payments for each license beginning on January 1, 2015. We have satisfied all license maintenance payments due through August 31, 2017. We are required to make additional payments of $37,500 in 2018, and $50,000 in 2019 and every year each license is in effect thereafter.  We are in compliance with the Alternative Splicing License Agreements.

Pursuant to the Antibody License Agreement, we are required to make license maintenance fee payments beginning on January 1, 2015. We have satisfied all license maintenance payments due through August 31, 2017. We are required to make additional payments of $15,000 in 2018 and $20,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the Antibody License Agreement.

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

On July 26, 2017, we entered into an amendment to the second lease amendment for the Boston Property (the “Second Boston Lease Amendment”). The Second Boston Lease Amendment extended the term (the “Second Extension Period”) for five years from September 1, 2017 through August 31, 2022. Monthly basic rent payments are approximately $23,000 for the first year of the Second Extension Period, approximately $24,000 for the second year of the Second Extension Period, approximately $25,000 for the third year of the Second Extension Period, approximately $25,000 for the fourth year of the Second Extension Period, and approximately $26,000 for the fifth year of the Second Extension Period.

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

The Company assessed the collectability of its notes receivable in connection with two past due promissory notes of ASET in the aggregate principal amount of $125,000 held by the Company (the “ASET Notes”). The Company determined that the probability of repayment of the ASET Notes had decreased significantly and were to be written off. On August 30, 2016, the Company entered into a sale and assignment agreement with a non-affiliated shareholder, whereby the Company sold the ASET Notes for gross proceeds of $12,500. The Company recorded a loss on sale of notes receivable of approximately $113,000 for the three and six months ended August 31, 2016.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

On September 29, 2016, the Company entered into an amendment (the “MTA Amendment”) to a previously executed pilot materials transfer agreement (the “MTA” and together with the Amendment, the “Research Agreement”) with Celgene Corporation (“Celgene”), to conduct a mutually agreed upon pilot research project (the “Pilot Project”). The MTA Amendment provides for milestone payments to the Company of up to approximately $973,000. Under the terms of the Research Agreement, Celgene will provide certain proprietary materials to the Company and the Company will evaluate Celgene’s proprietary materials in the Company’s metastatic cell line and animal nonclinical models. The milestone schedule calls for Celgene to pay the Company approximately $487,000 upon execution of the MTA Amendment, which the Company has received, and the balance in accordance with the completion of three (3) milestones to Celgene’s reasonable satisfaction. The term of the Research Agreement was extended by the parties through December 22, 2017. Either party may terminate the Research Agreement with thirty (30) days prior written notice.

The Company recognizes the upfront payment as a deferred research and development reimbursement in the Consolidated Balance Sheet and will amortize the deferred research and development reimbursement as incurred over the term of the Research Agreement. For the three and six months ended August 31, 2017, the Company recorded approximately $249,000 and $362,000 in deferred research and development reimbursement, and, at August 31, 2017, the Company had a deferred research and development reimbursement amount of approximately $205,000.

The Company will recognize deferred research and development reimbursement for each subsequent milestone in the period in which the milestone is achieved. As of August 31, 2017, three of four milestones have been successfully achieved, and the Company has received aggregate milestone payments of approximately $876,000 or 90% of the total, of which approximately $389,000 was received during the three and six months ended August 31, 2017.

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

NOTE 12 – NET LOSS PER SHARE

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period.  Restricted shares issued with vesting condition that have not been met at the end of the period are excluded from the computation of the weighted average shares. As of August 31, 2017, and 2016, 11,536 and 10,417 restricted shares of common stock, respectively, were excluded from the computation of the weighted average shares.

Diluted net loss per common share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares generally consist of incremental shares issuable upon exercise of stock options and warrants, shares issuable from convertible securities, and unvested restricted shares. When dilutive, warrants classified as liabilities are included in the potential common shares and any change in fair value of the warrant for the period presented is excluded from the net loss. For the periods ended August 31, 2017 and 2016, the liability warrants were not dilutive.

In computing diluted loss per share for the periods ended August 31, 2017 and 2016, no effect has been given to the common shares issuable at the end of the period upon the conversion or exercise of the following securities as their inclusion would have been anti-dilutive:

	August 31,	August 31,
	2017	2016
Stock options	961,474	1,263,309
Warrants	2,931,509	1,142,532
Preferred stock	4,469,177	1,888,552
Convertible debt	533,150	-
Total	8,895,310	4,294,393

NOTE 13 – SUBSEQUENT EVENTS

Issuance of Stock Options

On October 11, 2017, we issued options to purchase an aggregate of 21,000 shares of common stock at $0.89 per share to employees. These options expire on October 11, 2027 and are subject to time-based vesting.

On October 11, 2017, we issued options to purchase an aggregate of 360,000 shares of common stock at $0.89 per share to consultants. These options expire on October 11, 2027 and are subject to time-based and milestone-based vesting.

Issuance of Restricted Stock Units

On October 11, 2017, we issued 100,000 restricted stock units (“RSU’s”) to non-executive board members. These RSU’s vest quarterly for active service and settle on the 5th anniversary of issuance, unless accelerated due to departure from our board of directors or a change of control.

Employment Agreement with Douglas A. Hamilton

Effective as of October 11, 2017, we have agreed to enter into an employment agreement with Douglas A. Hamilton to serve as our president and chief executive officer for a term of two years. The employment agreement to be entered into with Mr. Hamilton will provide for a base salary of $260,000 and an annual milestone bonus, at the sole discretion of the board of directors and the compensation committee, equal to 150% of Mr. Hamilton’s compensation thereunder, based on his attainment of certain financial, clinical development, and/or business milestones to be established annually by the Company’s board of directors or compensation committee. The employment agreement will be terminable by either party at any time. In the event of termination by the Company without cause or by Mr. Hamilton for good reason not in connection with a change of control, as those terms will be defined in the agreement, he will be entitled to six months’ severance. In the event of termination by the Company without cause or by Mr. Hamilton for good reason in connection with a change of control, as those terms are defined in the agreement, he will be entitled to twelve months’ severance. The employment agreement will contain standard confidential and proprietary information, and one-year non-competition and non-solicitation provisions.

Additionally, our board of directors awarded Mr. Hamilton a bonus of $153,500 and issued Mr. Hamilton 200,000 RSU’s. These RSU’s are fully vested and settle on the 5th anniversary of issuance, unless accelerated due to termination or departure from the Company or a change of control.

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

Business Overview

We are a pre-commercial biotechnology company focused on discovering and developing personalized therapeutic (Rx) and diagnostic (Dx) treatment solutions for cancer patients. Our Mena isoform “driver-based” diagnostic biomarkers also serve as novel therapeutic targets for anti-metastatic drugs. MetaStat is developing therapeutic product candidates and paired companion diagnostics based on a novel approach that makes the Mena isoform protein a druggable target. Our core expertise includes an understanding of the mechanisms and pathways that drive tumor cell invasion and metastasis, as well as drug resistance to certain targeted therapies and cytotoxic chemotherapies.

Going Concern

Since our inception, we have generated significant net losses. As of August 31, 2017, we had an accumulated deficit of approximately $27.4 million. At August 31, 2017, we have a negative working capital. We incurred net losses of approximately $1.0 million and $2.1 million for the six months ended August 31, 2017 and 2016, respectively. We expect our net losses to continue for at least the next several years as we develop our pre-commercial product candidates. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development activities and other general corporate purposes.

We have raised approximately $2.3 million from a common stock financing during the three months ended August 31, 2017. However, we currently anticipate that our cash and cash equivalents will not be sufficient to fund our operations for the next twelve months, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations and could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2017 and August 31, 2016

Revenues.  There were no revenues for the three months ended August 31, 2017 and 2016, respectively.

General and Administrative Expenses. General and administrative expense was approximately $460,000 for the three months ended August 31, 2017 as compared to approximately $616,000 for the three months ended August 31, 2016. This represents an aggregate decrease of approximately $156,000.  Stock-based compensation was approximately $49,000 for the three months ended August 31, 2017 as compared to approximately $200,000 for the three months ended August 31, 2016. Excluding non-cash stock-based compensation expense and depreciation expense, general and administrative expenses decreased by approximately $4,000 to approximately $409,000 for the three months ended August 31, 2017 from approximately $413,000 for the three months ended August 31, 2016.

Slightly decreased general and administrative spending was primarily due to decreases in accounting and audit expenses of approximately $41,000, public company expenses, including investor relations and corporate communications of approximately $18,000, corporate legal expenses of approximately $12,000 and insurance costs of approximately $10,000. These decreased general and administrative expenses were offset by increases in intellectual property and patent legal expenses of approximately $30,000, payroll and related costs of approximately $26,000 and rent of approximately $9,000. We expect general and administrative expenses to increase slightly for the remainder of the fiscal year ending February 28, 2018 with projected increases in rent and office related costs, consulting expenses, and professional fees related to intellectual property and patents, among others, as compared to the fiscal year ended February 28, 2017.

Research and Development Expenses. Research and development expenses decreased by approximately $33,000 to approximately $323,000 for the three months ended August 31, 2017 from approximately $356,000 for the three months ended August 31, 2016. Excluding non-cash stock-based compensation expense and depreciation expense, research and development expenses decreased by approximately $4,000 to approximately $288,000, for the three months ended August 31, 2017 from approximately $292,000 for the three months ended August 31, 2016.

Slightly reduced research and development spending was primarily due to decreases in consulting expense of approximately $52,000 partially offset by increases in licensing fees of approximately $28,000, and laboratory and consumables expenses of approximately $23,000. We expect research and development expenses to increase for the remainder of this fiscal year ending February 28, 2018 as we conduct research and development activities based on our integrated Rx/Dx strategy and incur payroll and related expense for new employees and increased consulting expenses. Research and development expenses include approximately $249,000 of amortized deferred research and development reimbursement earned by us in connection with our collaborative arrangement as described in Note 11.

Other (Income) Expense. Other expense amounted to income of approximately $20,000 for the three months ended August 31, 2017, as compared to income of approximately $93,000 for the three months ended August 31, 2016.  This represents a change of approximately $73,000. This change was mostly due in part to a decrease in gains from the change in fair value of the warrant liability and of the put liability on the notes payable of approximately $47,000 and $511,000, respectively, offset by decreases of approximately $372,000 and $113,000 in interest expense and a loss on sale of notes receivable, respectively.

Net Loss. As a result of the factors described above, we had a net loss of approximately $763,000 for the three months ended August 31, 2017 as compared to a net loss of approximately $879,000 for the three months ended August 31, 2016.

Comparison of the Six Months Ended August 31, 2017 and August 31, 2016

Revenues.  Research collaboration revenue in connection with certain research and development activities was approximately $23,000 for the six months ended August 31, 2017. There were no revenues for the six months ended August 31, 2016.

General and Administrative Expenses. General and administrative expense was approximately $1.03 million for the six months ended August 31, 2017 as compared to approximately $1.17 million for the six months ended August 31, 2016. This represents an aggregate decrease of approximately $141,000.  Stock-based compensation was approximately $104,000 for the six months ended August 31, 2017 as compared to approximately $288,000 for the six months ended August 31, 2016. Excluding non-cash stock-based compensation expense and depreciation expense, general and administrative expenses increased by approximately $47,000 to approximately $924,000 for the six months ended August 31, 2017 from approximately $877,000 for the six months ended August 31, 2016.

Increased general and administrative spending was primarily due to increases in payroll and related costs including a bonus of approximately $73,000, increased rent of approximately $18,000, and increased corporate and intellectual property expenses of approximately $15,000. These increased general and administrative costs were partially offset by decreases related to public company expenses, including investor relations and corporate communications of approximately $40,000, as well as accounting and audit expenses of approximately $33,000. We expect general and administrative expenses to increase slightly for the remainder of the fiscal year ending February 28, 2018 with projected increases in rent and office related costs, consulting expenses, and professional fees related to intellectual property and patents, among others, as compared to the fiscal year ended February 28, 2017.

Research and Development Expenses. Research and development expenses decreased by approximately $115,000 to approximately $512,000 for the six months ended August 31, 2017 from approximately $627,000 for the six months ended August 31, 2016. Excluding non-cash stock-based compensation expense and depreciation expense, research and development expenses decreased by approximately $86,000 to approximately $441,000 for the six months ended August 31, 2017 from approximately $527,000 for the six months ended August 31, 2016.

Reduced research and development spending was primarily due to decreases in consulting expense of approximately $118,000 and payroll and related costs of approximately $29,000 partially offset by increases in license fees of approximately $33,000, increased laboratory and consumables of approximately $15,000 and general expenses of approximately $10,000. We expect research and development expenses to increase for the remainder of this fiscal year ending February 28, 2018 as we conduct research and development activities based on our integrated Rx/Dx strategy and incur payroll and related expense for new employees and increased consulting expenses. Research and development expenses include approximately $362,000 of amortized deferred research and development reimbursement earned by us in connection with our collaborative arrangement as described in Note 11.

Other (Income) Expense. Other expense amounted to income of approximately $480,000 for the six months ended August 31, 2017, as compared to an expense of approximately $300,000 for the six months ended August 31, 2016.  This represents a change of approximately $780,000. This change was due mostly to a decrease in interest expense on the notes payable of approximately $647,000, an increase in the gain from the change in fair value of the warrant liability of approximately $478,000, and a decrease in the loss on sale of notes receivable of approximately $113,000, offset by a decrease of approximately $457,000 in the gain from the change in fair value of the put liability on the notes payable.

Net Loss. As a result of the factors described above, we had a net loss of approximately $1.04 million for the six months ended August 31, 2017 as compared to a net loss of approximately $2.1 million for the six months ended August 31, 2016.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of August 31, 2017, we had an accumulated deficit of approximately $27.4 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and commercialization expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock, preferred stock, and promissory notes. Through August 31, 2017, we had received net proceeds of approximately $11.8 million through the sale of common stock and/or Series A-2 Preferred Stock to investors, approximately $0.26 million through the sale of Series A Preferred Stock to investors, approximately $3.39 million through the sale of Series B Preferred Stock to investors, approximately $3.46 million from the issuance of convertible promissory notes and approximately $1.82 million from the issuance of non-convertible promissory notes.  As of August 31, 2017, we had cash and cash equivalents of approximately $1.7 million and debt of approximately $1.0 million. Through August 31, 2017, we had issued and outstanding warrants to purchase 2,931,509 shares of our common stock at a weighted average exercise price of $4.56 per share, which could result in proceeds to us of approximately $13.4 million if all outstanding warrants were exercised for cash.

Cash Flows

At August 31, 2017, we had approximately $1.7 million in cash and cash equivalents, compared to approximately $86,000 at August 31, 2016.

Net cash used in operating activities was approximately $1.3 million for the six months ended August 31, 2017, compared to approximately $0.8 million for the six months ended August 31, 2016. The increase in cash used of approximately $0.5 million was primarily due to increased operating expenses and faster payments of accounts payable for the six months ended August 31, 2017 as compared to slower payments and an increase in accounts payable the six months ended August 31, 2016. We expect amounts used in operating activities to increase in fiscal year 2018 and beyond as we grow our corporate operations.

Net cash used in investing activities for the six months ended August 31, 2017 was approximately $28,000 as compared to approximately $13,000 of net cash provided by financing activities for the six months ended August 31, 2016. Investing activities consisted of purchases of equipment for the six months ended August 31, 2017 and proceeds from the sale of notes receivable for the six months ended August 31, 2016.

Net cash provided by financing activities for the six months ended August 31, 2017 was approximately $2.3 million as compared to approximately $0.5 million for the six months ended August 31, 2016. Financing activities for the six months ended August 31, 2017 consisted primarily of proceeds from the issuance of common stock and Series A-2 Preferred Stock. Financing activities for the six months ended August 31, 2016 consisted primarily of proceeds from non-convertible OID promissory notes, common stock, Series A-2 Preferred Stock and warrants, partially offset by the payment of short-term debt.

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

The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in determining reimbursement.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Vice President, Finance, of the effectiveness of disclosure controls and procedures as of August 31, 2017. Based upon that evaluation, management, including the Chief Executive Officer and Vice President, Finance, concluded that the design and operation of disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of August 31, 2017.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of August 31, 2017.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during the three months ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have incurred significant indebtedness under our convertible note with a shareholder which matured on September 30, 2017.

On January 17, 2017, we issued a convertible promissory note in the principal amount of $1,000,000 (the “Convertible Note”) in exchange for the cancellation of (i) $600,000 principal amount of the Promissory Note plus $96,000 of accrued and unpaid interest, and (ii) $290,400 principal amount of the OID Note. The Convertible Note accrues interest at a rate of ten percent (10%) per annum commencing as of January 1, 2017, and may be prepaid upon 10 days’ advanced written notice by us at any time prior to the maturity date without penalty or premium. The noteholder has the right to convert the outstanding principal balance of the Convertible Note plus all accrued and unpaid interest thereon into shares of our common stock at a conversion price of $2.00 per share. The Convertible Note matured on September 30, 2017, and has a ten (10) business day cure period that expires on October 16, 2017.

We are currently in the process of negotiating an extension of the maturity date of the Convertible Note with the holder thereof, which we expect will be finalized shortly. In the event we do not reach an agreement with the noteholder to extend the maturity date of the Convertible Note, the noteholder may exercise its default rights. There can be no assurance that we will be able to raise additional debt or equity financing in an amount sufficient to enable us to retire these obligations and meet our other obligations. Following the expiration of the cure period, the noteholder may bring suit against us and foreclose on all of our assets and business by reason of our default.

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

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the years ended February 28, 2017 and February 29, 2016 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of August 31, 2017, the Company had an accumulated deficit of approximately $27.4 million. The Company has raised approximately $2.3 million from a common stock financing during the three months ended August 31, 2017. However, the Company currently anticipates that its cash and cash equivalents will not be sufficient to fund its operations for the next twelve months, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

METASTAT, INC.

Date: October 16, 2017	By:	/s/ Douglas A. Hamilton
Douglas A. Hamilton President, Chief Executive Officer and Director (Principal Executive and Financial Officer)