Form 10-Q
period 2017-11-30
MetaStat, Inc.
filed 2018-01-16
CIK 1404943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

As of January 12, 2018, there were 5,677,383 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MetaStat, Inc.
Condensed Consolidated Balance Sheets

	November 30, 2017	February 28, 2017
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$781,768	$782,707
Prepaid expenses	71,705	20,856
Total Current Assets	853,473	803,563

Equipment
(net of accumulated depreciation of $331,114
and $265,234, respectively)	377,205	414,635
Refundable deposits	43,600	43,600

TOTAL ASSETS	$1,274,278	$1,261,798

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable	$423,314	572,195
Accrued expenses	344,776	179,680
Deferred research and development reimbursement	24,867	177,517
Convertible note payable (net of debt discount of $0 and $10,914, respectively)	1,000,000	989,086
Accrued interest payable	94,574	15,890
Accrued dividends on Series B Preferred Stock	16,595	15,638
Total Current Liabilities	1,904,126	1,950,006

Deferred rent liability	48,706	-
Warrant liability	83,859	2,106,972
TOTAL LIABILITIES	2,036,691	4,056,978

STOCKHOLDERS' DEFICIT

Series A convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 0 and 874,257 shares issued and outstanding as of November 30, 2017 and February 28, 2017, respectively)	-	87
Series A-2 convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 299,904 and 70,541 shares issued and outstanding as of November 30, 2017 and February 28, 2017, respectively)	30	7
Series B convertible preferred stock ($0.0001 par value; 1,000 shares authorized; 226 and 213 shares issued and outstanding as of November 30, 2017 and February 28, 2017, respectively)	-	-
Common stock, ($0.0001 par value; 150,000,000 shares authorized; 5,677,383 and 4,707,942 shares issued and outstanding as of November 30, 2017 and February 28, 2017, respectively)	568	471
Additional paid-in-capital	27,765,338	23,523,140
Accumulated deficit	(28,528,349)	(26,318,885)
Total stockholders' deficit	(762,413)	(2,795,180)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,274,278	$1,261,798

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016

Revenue	$-	$-	$23,300	$-
Total Revenue	-	-	23,300	-

Operating Expenses
General & administrative	752,807	535,860	1,783,040	1,707,390
Research & development	400,084	182,549	912,435	809,840
Total Operating Expenses	1,152,891	718,409	2,695,475	2,517,230

Other Expenses (Income)
Interest expense	29,850	274,910	89,693	981,546
Other income, net	(220)	(4,621)	(553)	(4,672)
Change in fair value of warrant liability	(12,179)	(755,026)	(551,851)	(816,775)
Change in fair value of embedded put option in notes payable	-	(157,617)	-	(614,484)
Loss on sale of notes receivable	-	-	-	112,500
Loss on extinguishment of debt	-	1,248,745	-	1,248,745
Loss on settlement of accounts payable	-	61,940	-	61,940
Total Other Expenses (Income)	17,451	668,331	(462,711)	968,800

Net Loss	$(1,170,342)	$(1,386,740)	$(2,209,464)	$(3,486,030)

Loss attributable to common shareholders and loss per common share:

Net loss	$(1,170,342)	$(1,386,740)	$(2,209,464)	$(3,486,030)
Deemed Dividend on Series B Preferred Stock issuance	-	-	-	(708,303)
Accrued dividends - Series B Preferred Stock	(24,730)	(49,300)	(72,744)	(196,194)
Deemed Dividend to Series B Preferred stock holders for exchange of warrants	-	(2,311,241)	-	(2,340,552)
Deemed Dividend related to warrants exercise price modification	-	-	(31,139)	-
Loss attributable to common shareholders	$(1,195,072)	$(3,747,281)	$(2,313,347)	$(6,731,079)

Net loss per share attributable to common shareholders, basic and diluted	$(0.21)	$(1.16)	$(0.44)	$(2.81)

Weighted average of shares outstanding, basic and diluted	5,777,937	3,225,111	5,259,190	2,397,028

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	November 30, 2017	November 30, 2016

Cash Flows from Operating Activities:
Net loss	$(2,209,464)	$(3,486,030)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	65,880	71,401
Share-based compensation	440,087	495,024
Loss on sale of note receivable	-	112,500
Loss on settlement of accounts payable	-	61,940
Amortization of debt discount	10,914	899,296
Loss on extinguishment of debt	-	1,248,745
Change in fair value of warrant liability	(551,851)	(816,775)
Change in fair value of embedded put option in notes payable	-	(614,484)
Net changes in assets and liabilities:
Prepaid expenses and other current assets	(50,849)	139,561
Accounts payable, accrued expenses, and deferred rent liability	88,578	137,860
Deferred research and development reimbursement	(152,650)	411,855
Interest payable	78,684	80,000
Net cash used in operating activities	(2,280,671)	(1,259,107)

Cash Flows from Investing Activities:
Purchase of equipment	(28,450)	(2,074)
Proceeds from sale of notes receivable	-	12,500
Net cash (used in) provided by investing activities	(28,450)	10,426

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net of debt issuance costs	-	122,790
Proceeds from issuance of common stock, preferred stock and warrants, net of offering costs	2,308,182	2,746,688
Payment of non-convertible debt	-	(8,000)
Payment of short-term debt	-	(126,990)
Net cash provided by financing activities	2,308,182	2,734,488

Net (decrease) increase in cash and cash equivalents	(939)	1,485,807

Cash and cash equivalents:
Cash at the beginning of the period	782,707	363,783
Cash at the end of the period	$781,768	$1,849,590

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Warrant liability associated with note payable	$-	$15,225
Deemed dividend related to Series B preferred stock BCF adjustment for conversion price adjustment	$-	$708,303
Deemed dividend to Series B preferred stockholders upon exercising Most Favored Nation option	$-	$2,340,552
Deemed dividend related to warrants exercise price modification	$31,139	$-
Series B Preferred PIK dividend	$71,787	$168,945
Series B preferred stock accrued dividends	$72,744	$196,194
Issuance of common stock to convert Series A preferred stock	$87	$-
Issuance of common stock to convert accrued expenses	$23,657	$-
Reclassification between warrant liability and additional paid-in-capital	$1,471,262	-
Issuance of common stock and warrants as payment of accounts payable	$-	$158,937
Issuance of common stock and warrants in exchange of notes payable	$-	$2,326,321
Financing of insurance premium through notes payable	$-	$158,400
Issuance of common stock, preferred stock and warrants in exchange for accrued Series B preferred stock dividends	$-	$67,900
Issuance of warrants in connection with OID Notes amendment	$-	$44,095
Warrants issued to placement agents	$185,063	$278,223

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MetaStat, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

MetaStat, Inc. (“we,” “us,” “our,” the “Company,” or “MetaStat”) is a precision medicine company focused on discovering and developing personalized therapeutic (Rx) and diagnostic (Dx) treatment solutions for cancer patients. Our Mena isoform “driver-based” diagnostic biomarkers also serve as novel therapeutic targets for anti-metastatic drugs. MetaStat is developing therapeutic product candidates and paired companion diagnostics based on a novel approach that makes the Mena isoform protein a druggable target. Our core expertise includes an understanding of the mechanisms and pathways that drive tumor cell invasion and metastasis, as well as drug resistance to certain targeted therapies and cytotoxic chemotherapies. MetaStat’s head office, research laboratories, and state-of-the-art CLIA-certified diagnostic laboratory are located in Boston, MA. The Company was incorporated on March 28, 2007 under the laws of the State of Nevada.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MetaStat Biomedical, Inc., a Delaware corporation and all significant intercompany balances have been eliminated in consolidation.

These interim unaudited financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes for the year ended February 28, 2017, included in the Company’s Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) on May 30, 2017. These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of November 30, 2017 and its results of operations and cash flows for the interim periods presented and are not necessarily indicative of results for subsequent interim periods or for the full year. These interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and allowed by the relevant SEC rules and regulations; however, the Company believes that its disclosures are adequate to ensure that the information presented is not misleading.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operations since its inception.  The Company has sustained cumulative losses of approximately $28.5 million as of November 30, 2017, has negative working capital and has not generated positive cash flows from operations. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Ranking

The Series A Preferred Stock will rank (i) senior to our common stock, (ii) pari passu with our Series A Convertible Preferred Stock, and (iii) junior to our Series B Convertible Preferred Stock with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company.

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

Ranking

The Series A-2 Preferred will rank (i) senior to our common stock, (ii) pari passu with our Series A Convertible Preferred Stock, and (iii) junior to our Series B Convertible Preferred Stock with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company.

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

At November 30, 2017 and February 28, 2017, the dividends payable to the holders of the Series B Preferred Stock amounted to approximately $17,000 and $16,000, respectively. During the three and nine months ended November 30, 2017, the Company issued 4.4371 and 13.0520 shares of Series B Preferred Stock, respectively, for payment of dividends amounting to approximately $24,000 and $72,000, respectively. During the three and nine months ended November 30, 2016, the Company issued 4.0092 and 30.7170 shares of Series B Preferred Stock, respectively, for payment of dividends amounting to approximately $23,000 and $169,000, respectively.

Liquidation Rights

If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Series A Preferred Stock, Series A-2 Preferred Stock, or common stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. At November 30, 2017 and February 28, 2017, the value of the liquidation preference of the Series B Preferred Stock aggregated to approximately $1.26 million and $1.19 million, respectively.

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

Most Favored Nation

For a period of up to 30 months after March 31, 2015, if the Company issues any New Securities (as defined below) in a private placement or public offering (a “Subsequent Financing”), the holders of Series B Preferred Stock may exchange all of the Series B Preferred Stock at their Stated Value plus all Series A Warrants (as defined below) issued to the Series B Preferred Stockholders for the securities issued in the Subsequent Financing on the same terms of such Subsequent Financing.  “New Securities” means shares of the common stock, any other securities, options, warrants or other rights where upon exercise or conversion the purchaser or recipient receives shares of the common stock, or other securities with similar rights to the common stock, subject to certain standard carve-outs. This right expired on September 30, 2017 pursuant to the Certificate of Designation of Rights and Preferences of the Series B Preferred Stock.

NOTE 3 – EQUITY ISSUANCES

Common stock financing – the 2016 Unit Private Placement

During the nine months ended November 30, 2016, the Company entered into a subscription agreement pursuant to a private placement (the “2016 Unit Private Placement”) with a number of accredited investors pursuant to which the Company issued an aggregate of 49.5 units consisting of an aggregate of 247,500 shares of common stock and five-year warrants to purchase 123,750 shares of common stock at a purchase price of $3.00 per share (the “Unit Warrants”) for an aggregate purchase price of $495,000. After deducting placement agent fees and other offering expenses, including legal expenses, net proceeds amounted to approximately $390,000. Additionally, the Company issued an aggregate of 24,750 placement agent warrants in substantially the same form as the Unit Warrants.

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

Most Favored Nation Exchange – the MFN Exchange

During the nine months ended November 30, 2016, the Company and one Series B Preferred Stock shareholder (the “Exchange Purchaser”) entered into an exchange agreement (the “Exchange Agreement”) whereby the Exchange Purchaser elected to exercise their Most Favored Nation exchange right into the securities offered pursuant to the 2016 Unit Private Placement (the “MFN Exchange”). Accordingly, the Exchange Purchaser tendered all of their 19.4837 shares of Series B Preferred Stock and approximately $2,000 of accrued and unpaid dividends for an aggregate exchange amount of approximately $109,000, plus 9,000 Series A Warrants with an exercise price of $10.50 per share originally issued in connection with the Series B Private Placement for an aggregate of 54,652 shares of common stock and warrants to purchase 27,326 shares of common stock at an exercise price of $3.00 per share. Additionally, the parties entered into a joinder agreement, and the Exchange Purchaser was granted all rights and benefits under the 2016 Unit Private Placement financing agreements.

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

For the nine months ended November 30, 2016, the Company recorded a non-cash deemed dividend to Additional Paid-in Capital of approximately $29,000 in connection with the MFN Exchange equal to the excess fair value of the warrants received over the fair value of the Series A Warrants.

Common stock financing – Additional 2016 Unit Private Placement

During the nine months ended November 30, 2016, the Company entered into a subscription agreement (the “Additional 2016 Unit Subscription Agreement”) pursuant to a private placement (the “Additional 2016 Unit Private Placement”) whereby the Company issued units for an offering price of $10,000 per unit, with each unit consisting of (i) 5,000 shares of its common stock at an effective price of $2.00 per share (the “Effective Price”), and (ii) five-year warrants (the “Additional Unit Warrants”) to purchase 2,500 shares of common stock at an exercise price of $3.00 per share. Pursuant to the Additional 2016 Subscription Agreement, for the benefit of certain investors that would be deemed to have beneficial ownership in excess of 4.99% or 9.99%, the Company issued shares of Series A-2 Preferred Stock in lieu of issuing shares of common stock to such investors.

Pursuant to the Additional 2016 Unit Subscription Agreement, for a period of one hundred eighty (180) days following the final closing of the Additional 2016 Unit Private Placement, the investors shall have “full-ratchet” anti-dilution price protection (the “Price Protection”) based on certain issuances by the Company of common stock or securities convertible into shares of common stock at an effective price per share less than the Effective Price (a "Down-round Issuance"), whereby the Company would be required to issue the investors additional shares of common stock and Additional Unit Warrants. The Price Protection provision expired in April 2017.

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

During the three and nine months ended November 30, 2016, the Company issued an aggregate of 251.5 units consisting of an aggregate of 774,500 shares of common stock, 48,300 shares of Series A-2 Preferred Stock convertible into 483,000 shares of common stock, and Additional Unit Warrants to purchase 628,750 shares of common stock, for an aggregate purchase price of approximately $2.5 million. After deducting placement agent fees and other offering expenses, including legal expenses, net proceeds amounted to approximately $2.3 million. Additionally, the Company issued an aggregate of 108,958 placement agent warrants in substantially the same form as the Additional Unit Warrants but without the Price Protection provision.

Exchange of Payables – the Company Payable Exchange

In October 2016, the Company entered into the Additional 2016 Subscription Agreement with certain accredited vendors of the Company in connection with the exchange (the “Company Payable Exchange”) of an aggregate of $65,000 of accounts payable into the Additional 2016 Unit Private Placement. Pursuant to the Company Payable Exchange, the Company issued an aggregate of 6.5 units consisting of an aggregate of 32,500 shares of common stock, and Additional Unit Warrants to purchase 16,250 shares of common stock, for the cancellation of $65,000 of accounts payable in the aggregate. As a result of the Company Payable Exchange, the Company recognized a loss of approximately $62,000.

Exchange of Promissory Note – the Promissory Note Exchange

In October 2016, the Company entered into the Additional 2016 Subscription Agreement with the holder of the Promissory Note (the “Noteholder”) in connection with the exchange (the “Promissory Note Exchange”) of $600,000 principal amount of Promissory Notes plus $48,000 of accrued and unpaid interest into the Additional 2016 Unit Private Placement. In connection with the Promissory Note Exchange, we issued 64.8 units consisting of 230,000 shares of common stock, 9,400 shares of Series A-2 Preferred, convertible into 94,000 shares of common stock, and Additional Unit Warrants to purchase 162,000 shares of common stock in exchange for the cancellation of $600,000 principal amount plus $48,000 of accrued and unpaid interest of the Promissory Note (See Note 6).

Exchange of OID Notes – the OID Note Exchange

In October 2016, the Company entered into the Additional 2016 Subscription Agreement with certain holders of OID Notes (the “OID Noteholders”) in connection with the exchange (the “OID Note Exchange”) of an aggregate of $553,000 principal amount of OID Notes (the “OID Exchange Amount”) into the Additional 2016 Unit Private Placement. In connection with the OID Note Exchange, we issued an aggregate of 55.3 units consisting of 210,500 shares of common stock, 6,600 shares of Series A-2 Preferred, convertible into 66,000 shares of common stock and Additional Unit Warrants to purchase 138,250 shares of common stock in exchange for the cancellation of $553,000 of OID Notes (See Note 6).

Most Favored Nation Exchange – the Additional 2016 MFN Exchange

In October 2016, the Company and certain Series B Preferred Stockholders (the “Additional Exchange Purchasers”) entered into exchange agreements (the “Exchange Agreements”) whereby the Additional Exchange Purchasers elected to exercise their Most Favored Nation exchange rights into the securities offered pursuant to the Additional 2016 Unit Private Placement (the “Additional MFN Exchange”). Accordingly, the Additional Exchange Purchasers tendered all of their 460.6480 shares of Series B Preferred Stock and approximately $68,000 of accrued and unpaid dividends for an aggregate exchange amount of approximately $2.6 million, plus 208,027 Series A Warrants with an exercise price of $10.50 per share originally issued in connection with the Series B Private Placement for an aggregate of 1,238,339 shares of common stock, 6,240.8 shares of Series A-2 Preferred Stock convertible into 62,408 shares of common stock, and Additional Unit Warrants to purchase 650,381 shares of common stock. Additionally, the parties entered into a joinder agreement, and the Exchange Purchasers were granted all rights and benefits under the Additional 2016 Unit Private Placement financing agreements.

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

For the three and nine months ended November 30, 2016, the Company recorded a non-cash deemed dividend to Additional Paid-in Capital of approximately $2.3 million and approximately $2.3 million, respectively, in connection with the Additional MFN Exchange equal to the excess fair value of the shares of common stocks, shares of Series A-2 Preferred Stock and Additional Unit Warrants received over the carrying value of the shares of Series B Preferred Stock and exchanged Series A Warrants.

Accounting for the Price Protection Provision

The Company analyzed the Price Protection provision for embedded derivatives that require bifurcation. In connection with the potential issuance of additional warrants, the Company concluded that the freestanding Additional Unit Warrants are not indexed to the Company’s common stock within the scope of ASC 815-40 and therefore was initially bifurcated and measured at fair value and recorded as a derivative liability in the Condensed Consolidated Balance Sheet. The derivative liability will be measured at fair value on an ongoing basis, with changes in fair value recognized in the statement of operations. The Price Protection provision expired in April 2017, resulting in the reclassification of these warrants to equity (See Note 5).

Common stock financing – the 2017 Common Stock Private Placement

During the nine months ended November 30, 2017, the Company completed closings of a private placement (the “2017 Common Stock Private Placement”) with existing and new institutional and accredited investors pursuant to which the Company issued (i) an aggregate of 811,158 shares of common stock, (ii) 229,363.2 shares of Series A-2 Preferred Stock convertible into 2,293,632 shares of common stock and (iii) reduced the exercise price of outstanding warrants to purchase 536,434 shares of common stock from $3.00 to $2.00 per share (see Note 5), for an aggregate purchase price of approximately $2.57 million, including the conversion of approximately $22,000 of compensation payable to our Chief Executive Officer. After deducting placement agent fees and other offering expenses, the Company received net proceeds of approximately $2.31 million. Additionally, the Company issued the placement agent five-year warrants to purchase an aggregate of 162,486 shares of common stock with an exercise price equal to $1.27 per share, and a cashless exercise provision. The effective purchase price of the 2017 Common Stock Private Placement was $0.83 per share.

Conversion Price Adjustment

During the nine months ended November 30, 2017, as a result of the 2017 Common Stock Private Placement, the Series B Conversion Price was adjusted from $2.00 to $0.83 per share. No non-cash deemed dividend was recorded to recognize any contingent beneficial conversion feature related to this conversion price change as all proceeds of the Series B Preferred have already been offset by previously recognized beneficial conversion features.

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

During the nine months ended November 30, 2017, the Company issued an aggregate of 100,000 shares of common stock to members of its Board that vested immediately. The fair value of the shares amounted to approximately $130,000 on the grant date, which was recognized into general and administrative expense during the nine months ended November 30, 2017.

Issuances of restricted stock units

During the three and nine months ended November 30, 2017, the Company issued 200,000 restricted stock units to its President and Chief Executive Officer. Each restricted stock unit represents a right to receive, at settlement, one share of common stock. These restricted stock units were granted on October 11, 2017 and were vested immediately. These restricted stock units settle on the October 11, 2020, unless accelerated due to departure from the Company or a change of control. The fair value of these restricted stock units amounted to approximately $178,000 on the grant date. The Company recognized approximately $89,000 into general and administrative expense during the three and nine months ended November 30, 2017, and approximately $89,000 into research and development expense during the three and nine months ended November 30, 2017.

During the three and nine months ended November 30, 2017, the Company issued an aggregate of 100,000 restricted stock units to members of the Board. Each restricted stock unit represents a contingent right to receive, at settlement, one share of common stock. These restricted stock units were granted on October 11, 2017 and will vest in equal quarterly installments for active service over a twelve-month period. These restricted stock units settle on the October 11, 2020, unless accelerated due to departure from the Company or a change of control. The fair value of these restricted stock units amounted to approximately $89,000 on the grant date. The Company recognized approximately $26,000 into general and administrative expense during the three and nine months ended November 30, 2017.

NOTE 4 – STOCK OPTIONS

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

During the nine months ended November 30, 2017, the Company issued options to purchase an aggregate 55,000 shares of common stock at $3.00 per share to its President and Chief Executive Officer and a member of its management team. These options expire on April 4, 2027. 18,334 of these options vest on the first anniversary date of April 4, 2018, and then 36,666 of these options vest in equal monthly installments over a twenty-four-month period. These options had a total fair value of approximately $60,000 as calculated using the Black-Scholes model.

During the nine months ended November 30, 2017, an aggregate of 39,999 unvested options to purchase shares of common stock at $8.25 per share to certain members of the Company’s Board were terminated upon resignation from the board. The Company recognized a credit of approximately $146,000 for the true-up of forfeitures related to these unvested options during the nine months ended November 30, 2017.

During the three and nine months ended November 30, 2017, the Company issued options to purchase an aggregate of 21,000 shares of common stock at $0.89 per share to certain non-executive employees. These options expire on October 11, 2027. An aggregate of 7,000 of these options initially vest on dates between February 1, 2018 and November 9, 2018, and then an aggregate of 14,000 of these options vest in equal monthly installments over a twenty-four-month period following the vesting of the first tranche. These options had a total fair value of approximately $17,000 as calculated using the Black-Scholes model.

During the three and nine months ended November 30, 2017, the Company issued options to purchase an aggregate of 60,000 shares of common stock at $0.89 per share to consultants. These options expire on October 10, 2027. 20,000 of these options vested immediately and 40,000 of these options vest in quarterly installments commencing on December 1, 2017 for active service. These options had a total fair value of approximately $52,000 as calculated using the Black-Scholes model. The Company also issued 50,000 options to purchase common stock at $0.89 per share to a consultant that are subject to certain milestone-based vesting and will measure the fair value of these options with vesting contingent on achieving certain performance-based milestones and recognize the compensation expense when vesting becomes probable.

The weighted average inputs to the Black-Scholes model used to value the stock options granted during the nine months ended November 30, 2017 and 2016 are as follows:

	November 30, 2017	November 30, 2016
Expected volatility	129% - 139%	99% - 103%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.9% - 2.3%	0.97% - 1.7%
Expected Term	7.71 years	5.47 years

For the three months ended November 30, 2017, the Company recognized approximately $63,000 of compensation expense related to stock options, of which approximately $50,000 was recognized in general and administrative expenses and approximately $13,000 in research and development expenses.

For the nine months ended November 30, 2017, the Company recognized approximately $4,000 of compensation expense related to stock options, of which a credit of approximately $39,000 was recognized in general and administrative expenses and an expense of approximately $43,000 was recognized in research and development expenses.

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

The following table summarizes common stock options issued and outstanding as of November 30, 2017:

	Options	Weightedaverage exerciseprice	Aggregate intrinsic value	Weightedaverage remainingcontractual life (years)
Outstanding at February 28, 2017	966,474	$5.71	$-	8.87
Granted:	186,000	$1.51	$-	-
Expired and forfeited:	(110,000)	$(5.50)	$-	-
Outstanding and expected to vest at November 30, 2017	1,042,474	$4.99	$-	8.43
Exercisable at November 30, 2017	389,474	$8.79	$-	7.69

The following table breaks down exercisable and unexercisable common stock options by exercise price as of November 30, 2017:

Exercisable			Unexercisable
Number of Options	Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Exercise Price	Weighted Average Remaining Life (years)
20,000	$0.89	9.87	111,000	$0.89	9.87
197,221	$2.00	8.61	282,779	$2.00	8.61
16,668	$2.19	8.49	33,332	$2.19	8.49
2,332	$3.00	8.98	173,668	$3.00	9.18
30,000	$3.55	8.18	-	$3.55	-
1,068	$8.10	7.17	-	$8.10	-
20,000	$8.25	7.55	40,000	$8.25	7.55
41,434	$10.20	4.10	-	$10.20	-
3,334	$11.25	7.47	3,333	$11.25	7.47
11,112	$16.50	6.88	8,888	$16.50	6.88
8,068	$22.50	7.17	-	$22.50	-
38,237	$48.75	5.35	-	$48.75	-
389,474	$8.79	7.69	653,000	$2.71	8.87

As of November 30, 2017, we had approximately $131,000 of unrecognized compensation related to employee and consultant stock options that are expected to vest over a weighted average period of 0.8 years and, approximately $500,000 of unrecognized compensation related to employee stock options whose recognition is dependent on certain milestones to be achieved. Additionally, there were 173,333 stock options with a performance vesting condition that were granted to consultants which will be measured and recognized when vesting becomes probable.

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

For the nine months ended November 30, 2016, the Company issued Unit Warrants to purchase an aggregate of 175,826 shares of common stock to investors in connection with the 2016 Unit Private Placement and MFN Exchange referenced in Note 3. These Unit Warrants are exercisable at $3.00 per share and expire between May and June 2021. These Unit Warrants vested immediately. These Unit Warrants do not contain any provision that would require liability treatment, therefore they were classified as equity in the Condensed Consolidated Balance Sheet. Additionally, in connection with the MFN Exchange, the Company cancelled Series A Warrants to purchase an aggregate of 9,000 shares of common stock. These Series A Warrants were originally issued in connection with the Series B Preferred private placement and were exercisable at $10.50 per share.

For the nine months ended November 30, 2016, the Company issued warrants to purchase an aggregate of 45,459 shares of common stock in connection with the amendment of OID Notes referenced in Note 6. These warrants are exercisable at $2.00 per share and expire in August 2021. These warrants vested immediately. The fair value of these warrants was determined to be approximately $44,000, as calculated using the Black-Scholes model and were recorded as a debt discount based on their fair value.

For the nine months ended November 30, 2016, the Company issued Additional Unit Warrants to purchase an aggregate of 21,875 shares of common stock in connection with the Additional 2016 Unit Private Placement referenced in Note 3. These Additional Unit Warrants vested immediately, are exercisable at $3.00 per share and expire in August 2021. As discussed in Note 3, due to the Price Protection provision, these Additional Unit Warrants are being classified as a derivative liability and measured at fair value.

For the nine months ended November 30, 2016, in connection with the Additional 2016 Unit Private Placement, the Company issued placement agent warrants to purchase an aggregate of 438 shares of common stock. These placement agent warrants were issued in August 2016, vested immediately, are exercisable at $3.00 per share and expire in August 2021. The fair value of these warrants was determined to be approximately $400, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.18%; (2) an expected term of 5.0 years; (3) an expected volatility of 102% and (4) zero expected dividends.

For the three and nine months ended November 30, 2016, the Company issued Additional Unit Warrants to purchase an aggregate of 1,595,631 shares of common stock in connection with the Additional 2016 Unit Private Placement, Company Payable Exchange, Promissory Note Exchange, OID Note Exchange, and Additional MFN Exchange referenced in Note 3. These Additional Unit Warrants vested immediately, are exercisable at $3.00 per share and expire between September 2021 and October 2021. As discussed in Note 3, due to the Price Protection provision, these Additional Unit Warrants are being classified as a derivative liability and measured at fair value. Additionally, in connection with the Additional MFN Exchange, the Company cancelled Series A Warrants to purchase an aggregate of 208,027 shares of common stock. These Series A Warrants were originally issued in connection with the Series B Preferred private placement and were exercisable at $10.50 per share.

For the three and nine months ended November 30, 2016, in connection with the Additional 2016 Unit Private Placement, the Company issued placement agent warrants to purchase an aggregate of 108,520 shares of common stock. These placement agent warrants were issued between September and October 2016, vested immediately, are exercisable at $3.00 per share and expire between September 2021 and October 2021. The fair value of these warrants was determined to be approximately $259,000, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.25%; (2) an expected term of 5 years; (3) an expected volatility of 133%; and (4) zero expected dividends.

For the nine months ended November 30, 2017, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock to a consultant for advisory services. These warrants are exercisable at $3.00 per share and expire between March 2022 and August 2022. These warrants vested immediately. The fair value of these warrants was determined to be approximately $62,000, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.82%; (2) an expected term of 5.0 years; (3) an expected volatility of 131%; and (4) zero expected dividends. For the nine months ended November 30, 2017, the Company recognized approximately $62,000 of stock-based compensation for these warrants.

For the nine months ended November 30, 2017, the Company reclassified approximately $1.5 million of derivative warrant liability to equity in connection with the lapse of a Price Protection provision referenced in Note 3, that had resulted in these instruments being classified as a derivative warrant liability at issuance. The fair value of these warrants at the reclassification date was determined to be approximately $1.5 million, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.81%; (2) an expected term of 4.46 years; (3) an expected volatility of 124%; and (4) zero expected dividends.

For the nine months ended November 30, 2017, in connection with the 2017 Common Stock Private Placement, the Company reduced the exercise price of outstanding warrants to purchase 536,434 shares of common stock from $3.00 to $2.00 per share. The Company recorded a non-cash deemed dividend of approximately $31,000 equal to difference in the aggregated fair value of these warrants on the measurement dates as calculated using the Black-Scholes model.

For the nine months ended November 30, 2017, in connection with the 2017 Common Stock Private Placement, the Company issued placement agent warrants to purchase an aggregate of 162,486 shares of common stock. These placement agent warrants were issued between June 23, 2017 and August 3, 2017, are exercisable at $1.27 per share and expire between June 2022 and August 2022. These placement agent warrants vest immediately. The fair value of these warrants was determined to be approximately $185,000, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.78%; (2) an expected term of 5.0 years; (3) an expected volatility of 130%; and (4) zero expected dividends.

For the three and nine months ended November 30, 2017, the Company issued warrants to purchase an aggregate of 45,000 shares of common stock to a consultant for advisory services. These warrants are exercisable at $2.00 per share and expire in September 2022 and November 2022. These warrants vested immediately. The fair value of these warrants was determined to be approximately $28,000, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 2.02%; (2) an expected term of 5.0 years; (3) an expected volatility of 139%; and (4) zero expected dividends. For the three and nine months ended November 30, 2017, the Company recognized approximately $28,000 of stock-based compensation for these warrants.

For the three and nine months ended November 30, 2017, the Company issued warrants to purchase an aggregate of 20,833 shares of common stock to a consultant for advisory services. These warrants are exercisable at $0.89 per share and expire in October 2022. These warrants vested immediately. The fair value of these warrants was determined to be approximately $12,000, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 2.01%; (2) an expected term of 5.0 years; (3) an expected volatility of 139%; and (4) zero expected dividends. For the three and nine months ended November 30, 2017, the Company recognized approximately $12,000 of stock-based compensation for these warrants.

The following table summarizes common stock purchase warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at February 28, 2017	2,698,694	$5.11	$-	4.21
Granted:	303,319	1.78	-
Cancelled/Expired/Exercised:	(10,228)	31.50	-
Outstanding at November 30, 2017	2,991,785	$4.44	$-	3.59

Warrants exercisable at November 30, 2017 are:

Exercise	Number	Weighted average	Exercisable
Prices	of shares	remaining life (years)	number of shares
$0.83	119,429	2.80	119,429
$ 0.89	20,833	5.00	20,833
$0.91	43,636	3.20	43,636
$1.27	162,486	4.58	162,486
$2.00	626,893	3.89	626,893
$3.00	1,653,974	3.94	1,653,974
$8.25	9,134	2.74	9,134
$10.50	126,978	2.35	126,978
$15.00	556	2.50	556
$18.75	695	2.50	695
$22.50	209,754	0.63	209,754
$31.50	15,684	1.13	15,684
$37.50	1,733	0.12	1,733
$4.44	2,991,785	3.59	2,991,785

NOTE 6 – NOTES PAYABLE

Promissory Note

In July 2015, the Company entered into a note purchase agreement, which was subsequently amended, whereby it issued and sold a non-convertible promissory note in the principal amount of $1.2 million (the “Promissory Note”) and a warrant to purchase 43,636 shares of the Company’s common stock. In October 2016, $600,000 principal amount of the Promissory Note plus $48,000 of accrued and unpaid interest was exchanged into the Additional 2016 Unit Private Placement. Accordingly, the Company recorded a loss on extinguishment of approximately $694,000 during the three and nine months ended November 30, 2016. In January 2017, the remaining unpaid principal balance and accrued interest were exchanged into a convertible note (see Convertible Note below).

During the three months ended November 30, 2016, the Company recognized approximately $137,000 of interest expense related to the Promissory Note, as amended, including amortization of debt discount of approximately $109,000 and accrued interest expense of approximately $28,000. Additionally, the Company recognized a gain of approximately $75,000 in the three months ended November 30, 2016 due to the change in estimated fair value of the embedded exchange provision.

During the nine months ended November 30, 2016, the Company recognized approximately $428,000 of interest expense related to the Promissory Note, as amended, including amortization of debt discount of approximately $348,000 and accrued interest expense of approximately $80,000. Additionally, the Company recognized a gain of approximately $340,000 in the nine months ended November 30, 2016 due to the change in estimated fair value of the embedded exchange provision.

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

Pursuant to the March 2016 closings of the private placement of OID Notes, the principal amount was first allocated to the fair value of the OID Warrants in the amount of approximately $15,000, next to the value of the original issuance discount in the amount of $25,000, then to the fair value of a bifurcated derivative liability related to the exchange provision in the OID Notes in the amount of approximately $33,000, and lastly to the debt discount related to offering costs of approximately $2,000 with the difference of approximately $75,000 representing the initial carrying value of the OID Notes issued in March 2016.

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

During the three months ended November 30, 2016, the Company recognized approximately $137,000 of interest expense related to the OID Notes, as amended, including amortization of debt discount. Additionally, the Company recognized a gain of approximately $84,000 in the three months ended November 30, 2016 due to the change in estimated fair value of the embedded exchange provision.

During the nine months ended November 30, 2016, the Company recognized approximately $551,000 of interest expense related to the OID Notes, as amended, including amortization of debt discount. Additionally, the Company recognized a gain of approximately $275,000 in the nine months ended November 30, 2016 due to the change in estimated fair value of the embedded exchange provision.

Convertible Note

In January 2017, the Company entered into an exchange agreement, pursuant to which the Company issued a new convertible promissory note in the principal amount of $1,000,000 (the “Convertible Note”) in exchange (the “Debt Exchange”) for the cancellation of (i) $600,000 principal amount of the Promissory Note plus $96,000 of accrued and unpaid interest thereon, and (ii) $290,400 principal amount of the OID Note. The Convertible Note is convertible into shares of common stock at $2.00 per share and accrues interest at a rate of 10% per annum. The Convertible Note matured on September 30, 2017 and provided for a 10 business day cure period that expired on October 16, 2017. The Convertible Note is currently in default pursuant to the terms of the Convertible Note and commencing October 1, 2017 accrues default interest at a rate of twelve percent (12%) per annum.

The Company is currently in the process of negotiating an extension of the maturity date of the Convertible Note with the holder thereof. In the event we do not reach an agreement with the noteholder to extend the maturity date of the Convertible Note, the noteholder may exercise its default rights. There can be no assurance that we will be able to raise additional debt or equity financing in an amount sufficient to enable us to retire these obligations and meet our other obligations. Accordingly, the noteholder may bring suit against us and foreclose on all of our assets and business by reason of our default.

During the three months ended November 30, 2017, the Company recognized approximately $30,000 of interest expense related to the Convertible Note, including amortization of debt discount of approximately $2,000 and accrued interest expense of approximately $28,000.

During the nine months ended November 30, 2017, the Company recognized approximately $90,000 of interest expense related to the Convertible Note, including amortization of debt discount of approximately $11,000 and accrued interest expense of approximately $79,000.

The following table summarizes the notes payable:

	Convertible Note Payable	Discount	Debt, Net
February 28, 2017 balance	$1,000,000	$(10,914)	$989,086
Amortization of debt discount	-	10,914	10,914
November 30, 2017 balance	$1,000,000	$-	$1,000,000

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At November 30, 2017 and February 28, 2017, the warrant liability balance was classified as Level 3 instruments.

Derivative Warrant Liability

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	Promissory Note Warrants	Series B Warrant	PPM Warrants	Total
Fair value at February 28, 2017	$157,204	$35,690	$1,914,078	$2,106,972
Change in fair value	(87,953)	(21,082)	(442,816)	(551,851)
Reclassification of warrant liability to equity	-	-	(1,471,262)	(1,471,262)
Fair value at November 30, 2017	$69,251	$14,608	$-	$83,859

In connection with the issuance of the Series B Preferred stock in December 2014, the Company issued a warrant to purchase an aggregate of 30,334 shares of common stock, originally exercisable at $8.25 per share and expiring on July 31, 2020. This warrant contains a full-ratchet anti-dilution price protection provision that requires liability treatment. The exercise price of this warrant was adjusted to $2.00 per share in June 2016 and subsequently adjusted to $0.83 per share in August 2017. The fair value of the warrant at November 30, 2017 and February 28, 2017 was determined to be approximately $15,000 and $36,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of November 30, 2017 and February 28, 2017 used the following assumptions: (1) stock price of $0.66 and $1.50, respectively; (2) a risk-free rate of 1.82% and 1.50%, respectively; (3) an expected volatility of 139% and 131%, respectively; and (4) a fundraising event to occur on February 15, 2018 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of the Promissory Note in July 2015, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock, originally exercisable at $8.25 per share and expiring on July 31, 2020. This warrant contains a full-ratchet anti-dilution price protection provision that requires liability treatment. The exercise price of this warrant was adjusted to $2.00 per share in June 2016 and subsequently adjusted to $0.83 per share in August 2017. The fair value of the warrant at November 30, 2017 and February 28, 2017 was determined to be approximately $22,000 and $51,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of November 30, 2017 and February 28, 2017 used the following assumptions: (1) stock price of $0.66 and $1.50, respectively; (2) a risk-free rate of 1.86% and 1.57%, respectively; (3) an expected volatility of 139% and 131%, respectively; and (4) a fundraising event to occur on February 15, 2018 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the amendment of the Promissory Note in February 2016, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock, initially exercisable at $8.25 per share and expiring on February 11, 2021. This warrant contains a ratchet anti-dilution price protection provision that requires liability treatment. The exercise price of this warrant was adjusted to $2.20 per share in June 2016 and subsequently adjusted to $0.91 per share in August 2017. The fair value of the warrant at November 30, 2017 and February 28, 2017 was determined to be approximately $24,000 and $51,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of November 30, 2017 and February 28, 2017 used the following assumptions: (1) stock price of $0.66 and $1.50, respectively; (2) a risk-free rate of 1.92% and 1.68%, respectively; (3) an expected volatility of 139% and 131%, respectively; and (4) a fundraising event to occur on February 15, 2018 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of OID Notes in February 2016, the Company issued warrants to purchase an aggregate of 36,367 shares of common stock.  These warrants were issued between February 12 and 22, 2016, were initially exercisable at $8.25 per share and expire between February 11 and 21, 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment. The exercise price of these warrants were adjusted to $2.00 per share in June 2016 and subsequently adjusted to $0.83 per share in August 2017. The fair value of these warrants at November 30 and February 28, 2017 was determined to be approximately $19,000 and $44,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of November 30, 2017 and February 28, 2017 used the following weighted-average assumptions: (1) stock price of $0.66 and $1.50, respectively; (2) a risk-free rate of 1.93% and 1.68%, respectively; (3) an expected volatility of 139% and 131%, respectively; and (4) a fundraising event to occur on February 15, 2018 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of OID Notes in March 2016, the Company issued warrants to purchase an aggregate of 9,092 shares of common stock. These warrants were issued between March 4 and 15, 2016, were initially exercisable at $8.25 per share and expire between March 4 and 15, 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment. The exercise price of these warrants were adjusted to $2.00 per share in June 2016 and subsequently adjusted to $0.83 per share in August 2017. The fair value of these warrants at November 30, 2017 and February 28, 2017 was determined to be approximately $5,000 and approximately $11,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of November 30, 2017, and February 28, 2017 used the following weighted-average assumptions: (1) stock price of $0.66 and $1.50, respectively; (2) a risk-free rate of 1.93% and 1.69%, respectively; (3) an expected volatility of 139% and 131%, respectively; and (4) a fundraising event to occur on February 15, 2018 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the private placement of common stock and warrants that closed in October 2016, the Company issued warrants to purchase an aggregate of 1,617,506 shares of common stock (the “PPM Warrants”). These PPM Warrants were issued between August 2016 and October 2016, are exercisable at $3.00 per share and expire between August 2021 and October 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment. The fair value of these warrants at February 28, 2017 was determined to be approximately $1.9 million, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of February 28, 2017 used the following weighted-average assumptions: (1) stock price of $1.50; (2) a risk-free rate of 1.66%; (3) an expected volatility of 131%; and (4) a fundraising event to occur on May 31, 2017, that would result in the issuance of additional common stock. The Price Protection provision expired in April 2017, and the Company reclassified approximately $1.5 million of derivative warrant liability to equity, as referenced in Note 5.

NOTE 8 – EQUIPMENT

Equipment consists of the following:

	Estimated	November 30,	February 28,
	Useful Lives	2017	2017
Research equipment	7 years	$630,170	$601,720
Computer equipment	5 years	78,149	78,149
		708,319	679,869
Accumulated depreciation and amortization		(331,114)	(265,234)
Equipment, net		$377,205	$414,635

Depreciation and amortization expense was approximately $22,000 and approximately $24,000 for the three months ended November 30, 2017 and 2016, respectively. Depreciation of equipment utilized in research and development activities is included in research and development expenses and amounted to approximately $21,000 and approximately $20,000 for the three months ended November 30, 2017 and 2016, respectively. All other depreciation is included in general and administrative expense and amounted to approximately $1,000 and approximately $4,000 for the three months ended November 30, 2017 and 2016, respectively.

Depreciation and amortization expense was approximately $66,000 and approximately $71,000 for the nine months ended November 30, 2017 and 2016, respectively. Depreciation of equipment utilized in research and development activities is included in research and development expenses and amounted to approximately $62,000 and approximately $60,000 for the nine months ended November 30, 2017 and 2016, respectively. All other depreciation is included in general and administrative expense and amounted to approximately $4,000 and approximately $11,000 for the nine months ended November 30, 2017 and 2016, respectively.

NOTE 9 – LICENSE AGREEMENTS AND COMMITMENTS

License Agreements

Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011. We have satisfied all license maintenance payments due through November 30, 2017. We are required to make payments of $100,000 in 2018 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the License Agreement.

Pursuant to the Second License Agreement, as amended, we are required to make annual license maintenance fee payments beginning on January 3, 2013. We have satisfied all license maintenance payments due through November 30, 2017. We are required to make maintenance payments of $5,000 in 2018, $60,000, in 2019 and 2020, and $100,000 in 2021 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the Second License Agreement.

Pursuant to the Alternative Splicing Diagnostic License Agreement and the Alternative Splicing Therapeutic License Agreement, we are required to make annual license maintenance fee payments for each license beginning on January 1, 2015. We have satisfied all license maintenance payments due through November 30, 2017. We are required to make additional payments of $37,500 in 2018, and $50,000 in 2019 and every year each license is in effect thereafter.  We are in compliance with the Alternative Splicing License Agreements.

Pursuant to the Antibody License Agreement, we are required to make license maintenance fee payments beginning on January 1, 2015. We have satisfied all license maintenance payments due through November 30, 2017. We are required to make additional payments of $15,000 in 2018 and $20,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the Antibody License Agreement.

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

NOTE 10 – NET LOSS PER SHARE

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period.  Restricted shares issued with vesting condition that have not been met at the end of the period are excluded from the computation of the weighted average shares. For the periods ended November 30, 2017 and 2016, 11,534 and 11,534 unvested restricted shares of common stock, respectively, were excluded from the computation of the weighted average shares. For the periods ended November 30, 2017, 200,000 unsettled shares of common stock related to vested restricted stock units were included in the weighted average share used for the computation of the basic net loss per common share.

Diluted net loss per common share is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Diluted potential common shares generally consist of incremental shares issuable upon exercise of stock options and warrants, shares issuable from convertible securities, and unvested restricted shares. When dilutive, warrants classified as liabilities are included in the potential common shares and any change in fair value of the warrant for the period presented is excluded from the net loss. For the periods ended November 30, 2017 and 2016, the liability warrants were not dilutive.

In computing diluted loss per share for the periods ended November 30, 2017 and 2016, no effect has been given to the common shares issuable at the end of the period upon the conversion or exercise of the following securities as their inclusion would have been anti-dilutive:

	November 30, 2017	November 30, 2016
Restricted Stock Units	100,000	-
Stock options	1,042,474	1,106,642
Warrants	2,991,785	2,613,988
Preferred stock	4,498,579	1,338,610
Convertible debt	547,288	-
Total	9,180,126	5,059,240

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

On September 29, 2016, the Company entered into an amendment (the “MTA Amendment”) to a previously executed pilot materials transfer agreement (the “MTA” and together with the Amendment, the “Research Agreement”) with Celgene Corporation (“Celgene”), to conduct a mutually agreed upon pilot research project (the “Pilot Project”). The MTA Amendment provides for milestone payments to the Company of up to approximately $973,000. Under the terms of the Research Agreement, Celgene will provide certain proprietary materials to the Company and the Company will evaluate Celgene’s proprietary materials in the Company’s metastatic cell line and animal nonclinical models. The milestone schedule calls for Celgene to pay the Company approximately $487,000 upon execution of the MTA Amendment, which the Company has received, and the balance in accordance with the completion of three (3) milestones to Celgene’s reasonable satisfaction. The term of the Research Agreement was extended by the parties through January 2018. Either party may terminate the Research Agreement with thirty (30) days prior written notice.

The Company recognizes the upfront payment as a deferred research and development reimbursement in the Consolidated Balance Sheet and will amortize the deferred research and development reimbursement as incurred over the term of the Research Agreement. For the three and nine months ended November 30, 2017, the Company recorded approximately $180,000 and $542,000 in deferred research and development reimbursement, and, at November 30, 2017, and February 28, 2017, the Company had a deferred research and development reimbursement amount of approximately $25,000, and $178,000, respectively.

The Company will recognize deferred research and development reimbursement for each subsequent milestone in the period in which the milestone is achieved. As of November 30, 2017, three of four milestones have been successfully achieved, and the Company has received aggregate milestone payments of approximately $876,000 or 90% of the total, of which approximately $0 and $389,000 was received during the three and nine months ended November 30, 2017, respectively.

Research Collaboration Revenue

We currently do not sell any products and do not have any product-related revenue. From time to time, we may enter into research and development collaboration arrangements, in which we are reimbursed for either all or a portion of the research and development costs incurred. We record these payments as revenue in the statement of operations. We recognize revenue upon delivery and acceptance of the test results or other deliverables. Approximately $23,000 of research collaboration revenue was received during the nine months ended November 30, 2017.

NOTE 12 – LICENSE AGREEMENT WITH ASET THERAPEUTICS, LLC

Effective August 31, 2016, the Company and ASET Therapeutics, LLC (“ASET”) entered into a mutual release of claims with respect to the termination of the Memorandum of Understanding dated July 14, 2014, as amended, the License and Development and Commercialization Agreement dated November 25, 2014 and all other related documents and agreements.

The Company assessed the collectability of its notes receivable in connection with two past due promissory notes of ASET in the aggregate principal amount of $125,000 held by the Company (the “ASET Notes”). The Company determined that the probability of repayment of the ASET Notes had decreased significantly and were to be written off. On August 30, 2016, the Company entered into a sale and assignment agreement with a non-affiliated shareholder, whereby the Company sold the ASET Notes for gross proceeds of $12,500. The Company recorded a loss on sale of notes receivable of $112,500 for the three and nine months ended November 30, 2016.

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

Business Overview

We are a precision medicine company focused on discovering and developing personalized therapeutic (Rx) and diagnostic (Dx) treatment solutions for cancer patients. Our Mena isoform “driver-based” diagnostic biomarkers also serve as novel therapeutic targets for anti-metastatic drugs. MetaStat is developing therapeutic product candidates and paired companion diagnostics based on a novel approach that makes the Mena isoform protein a druggable target. Our core expertise includes an understanding of the mechanisms and pathways that drive tumor cell invasion and metastasis, as well as drug resistance to certain targeted therapies and cytotoxic chemotherapies. MetaStat’s head office, research laboratories, and state-of-the-art CLIA-certified diagnostic laboratory are located in Boston, MA.

Going Concern

Since our inception, we have generated significant net losses. As of November 30, 2017, we had an accumulated deficit of approximately $28.5 million. At November 30, 2017, we have a negative working capital. We incurred net losses of approximately $2.2 million and $3.5 million for the nine months ended November 30, 2017 and 2016, respectively. We expect our net losses to continue for at least the next several years as we develop our product candidates. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development activities and other general corporate purposes.

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

Stock-based Compensation

We account for share-based payment awards, including shares of common stock and restricted stock units in accordance with the guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“ASC 718”). Such instruments issued to employees and members of our Board are accounted for by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation using a straight-line basis over the requisite service period, generally the vesting period.  For awards issued to non-employees, the measurement date is the date when the performance is complete or when the award vests, whichever is the earliest. Accordingly, non-employee awards are remeasured at each reporting period until the final measurement date. The fair value of the award is recognized as stock-based compensation over the requisite service period, generally the vesting period.

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

Derivative Financial Instruments and Fair Value

We account for certain warrants and exchange features embedded in notes payable that are not deemed to be indexed to the Company’s own stock in accordance with the guidance contained in the FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”) and ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”). Such instruments are classified as liabilities and measured at their fair values at the time of issuance and at each reporting period, which change in fair value being recognized in the statement of operations. The fair values of these instruments have been estimated using Monte Carlo simulations and other valuation techniques.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2017 and November 30, 2016

General and Administrative Expenses. General and administrative expense was approximately $753,000 for the three months ended November 30, 2017 as compared to approximately $536,000 for the three months ended November 30, 2016. This represents an aggregate increase of approximately $217,000. Stock-based compensation was approximately $217,000 for the three months ended November 30, 2017 as compared to approximately $111,000 for the three months ended November 30, 2016. Excluding non-cash stock-based compensation expense and depreciation expense, general and administrative expenses increased by approximately $114,000 to approximately $535,000 for the three months ended November 30, 2017 from approximately $421,000 for the three months ended November 30, 2016.

Increased general and administrative spending was primarily due to increases in payroll, bonus and personnel related expense of approximately $66,000, accounting and audit expenses of approximately $29,000, travel and entertainment expenses of approximately $19,000, public company expenses, including investor relations and corporate communications of approximately $11,000, and rent of approximately $10,000. These increased general and administrative expenses were offset by decreases in corporate and intellectual property and patent legal expenses of approximately $28,000. We expect general and administrative expenses to increase slightly for the remainder of the fiscal year ending February 28, 2018 with projected increases in rent and office related costs, consulting expenses, and professional fees related to intellectual property and patents, among others, as compared to the fiscal year ended February 28, 2017.

Research and Development Expenses. Research and development expenses increased by approximately $218,000 to approximately $400,000 for the three months ended November 30, 2017 from approximately $183,000 for the three months ended November 30, 2016. Stock-based compensation was approximately $89,000 for the three months ended November 30, 2017 as compared to approximately $22,000 for the three months ended November 30, 2016. Excluding non-cash stock-based compensation expense and depreciation expense, research and development expenses increased by approximately $149,000 to approximately $290,000, for the three months ended November 30, 2017 from approximately $141,000 for the three months ended November 30, 2016.

Increased research and development spending was primarily due to increases in payroll, bonus and personnel related expense of approximately $111,000, laboratory expense and utilities of approximately $18,000, and supplies and materials of approximately $13,000. We expect research and development expenses to increase for the remainder of this fiscal year ending February 28, 2018 as we conduct research and development activities based on our integrated Rx/Dx strategy and incur payroll and related expense for new employees and increased consulting, and supplies and materials expenses. Research and development expenses include approximately $180,000 of amortized deferred research and development reimbursement earned by us in connection with our collaborative arrangement as described in Note 11.

Other (Income) Expense. Other expense amounted to expense of approximately $17,000 for the three months ended November 30, 2017 as compared to approximately $668,000 for the three months ended November 30, 2016.  This represents a change of approximately $651,000. This change was mostly due to a decrease of the loss on extinguishment from approximately $1.25 million in the three months ended November 30, 2016 to $0 in the three months ended November 30, 2017, a decrease of approximately $245,000 in interest expense, offset by a decrease in gains from the change in fair value of the warrant liability and of the put liability on the notes payable of approximately $743,000 and $158,000, respectively.

Net Loss. As a result of the factors described above, we had a net loss of approximately $1.17 million for the three months ended November 30, 2017 as compared to a net loss of approximately $1.39 million for the three months ended November 30, 2016.

Comparison of the Nine Months Ended November 30, 2017 and November 30, 2016

Revenues. Research collaboration revenue in connection with certain research and development activities was approximately $23,000 for the nine months ended November 30, 2017. There were no revenues for the nine months ended November 30, 2016.

General and Administrative Expenses. General and administrative expense was approximately $1.78 million for the nine months ended November 30, 2017 as compared to approximately $1.71 million for the nine months ended November 30, 2016. This represents an aggregate increase of approximately $76,000. Stock-based compensation was approximately $321,000 for the nine months ended November 30, 2017 as compared to approximately $399,000 for the nine months ended November 30, 2016. Excluding non-cash stock-based compensation expense and depreciation expense, general and administrative expenses increased by approximately $161,000 to approximately $1.46 million for the nine months ended November 30, 2017 from approximately $1.30 million for the nine months ended November 30, 2016.

Increased general and administrative spending was primarily due to increases in payroll, bonus and personnel related expense of approximately $139,000, increased rent of approximately $28,000, increased travel and entertainment expenses of approximately $16,000, and increased insurance expenses of approximately $9,000. These increased general and administrative costs were partially offset by decreases related to public company expenses, including investor relations and corporate communications of approximately $28,000, as well as decreases in corporate and intellectual property and patent legal expenses of approximately $13,000. We expect general and administrative expenses to increase slightly for the remainder of the fiscal year ending February 28, 2018 with projected increases in rent and office related costs, consulting expenses, and professional fees related to intellectual property and patents, among others, as compared to the fiscal year ended February 28, 2017.

Research and Development Expenses. Research and development expenses increased by approximately $102,000 to approximately $912,000 for the nine months ended November 30, 2017 from approximately $810,000 for the nine months ended November 30, 2016. Stock-based compensation was approximately $119,000 for the nine months ended November 30, 2017 as compared to approximately $82,000 for the nine months ended November 30, 2016. Excluding non-cash stock-based compensation expense and depreciation expense, research and development expenses increased by approximately $64,000 to approximately $731,000 for the nine months ended November 30, 2017 from approximately $667,000 for the nine months ended November 30, 2016.

Increased research and development spending was primarily due to increases in payroll, bonus and personnel related expense of approximately $83,000, supplies and materials of approximately $48,000 and licensing fees of approximately $33,000, partially offset by decreases in consulting expense of approximately $123,000. We expect research and development expenses to increase for the remainder of this fiscal year ending February 28, 2018 as we conduct research and development activities based on our integrated Rx/Dx strategy and incur payroll and related expense for new employees and increased consulting, and supplies and materials expenses. Research and development expenses include approximately $542,000 of amortized deferred research and development reimbursement earned by us in connection with our collaborative arrangement as described in Note 11.

Other (Income) Expense. Other income amounted to approximately $463,000 for the nine months ended November 30, 2017 as compared to an expense of approximately $969,000 for the nine months ended November 30, 2016.  This represents a change of approximately $1,432,000. This change was mostly due in part to a decrease of the loss on extinguishment from approximately $1.25 million in the nine months ended November 30, 2016 to $0 in the nine months ended November 30, 2017, a decrease of approximately $892,000 in interest expense, offset by a decrease in gains from the change in fair value of the warrant liability and of the put liability on the notes payable of approximately $265,000 and $614,000, respectively.

Net Loss. As a result of the factors described above, we had a net loss of approximately $2.21 million for the nine months ended November 30, 2017 as compared to a net loss of approximately $3.49 million for the nine months ended November 30, 2016.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of November 30, 2017, we had an accumulated deficit of approximately $28.5 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development and general and administrative and commercialization expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock, preferred stock, and promissory notes. Through November 30, 2017, we had received net proceeds of approximately $11.8 million through the sale of common stock and/or Series A-2 Preferred Stock to investors, approximately $0.26 million through the sale of Series A Preferred Stock to investors, approximately $3.39 million through the sale of Series B Preferred Stock to investors, approximately $3.46 million from the issuance of convertible promissory notes and approximately $1.82 million from the issuance of non-convertible promissory notes.  As of November 30, 2017, we had cash and cash equivalents of approximately $0.78 million and debt of approximately $1.0 million. Through November 30, 2017, we had issued and outstanding warrants to purchase 2,991,785 shares of our common stock at a weighted average exercise price of $4.44 per share, which could result in proceeds to us of approximately $13.3 million if all outstanding warrants were exercised for cash.

Cash Flows

At November 30, 2017, we had approximately $0.78 million in cash and cash equivalents, compared to approximately $1.85 million on November 30, 2016.

Net cash used in operating activities was approximately $2.28 million for the nine months ended November 30, 2017 compared to approximately $1.26 million for the nine months ended November 30, 2016. The increase in cash used of approximately $1.02 million was primarily due to (i) amortization of payments in connection with deferred research and development reimbursement for the nine months ended November 30, 2017 as compared the receipt of deferred research and development reimbursement for the nine months ended November 30, 2016, (ii) faster payments of accounts payable for the nine months ended November 30, 2017 as compared to slower payments and an increase in accounts payable the nine months ended November 30, 2016, and (iii) the prepayment of operating expenses for the nine months ended November 30, 2017 as compared to no prepayments and a decrease in prepaid expenses for the nine months ended November 30, 2016. We expect amounts used in operating activities to increase in fiscal year 2018 and beyond as we grow our corporate operations.

Net cash used in investing activities for the nine months ended November 30, 2017 was approximately $28,000 as compared to approximately $10,000 of net cash provided by financing activities for the nine months ended November 30, 2016. Investing activities consisted of purchases of equipment for the nine months ended November 30, 2017 and mainly of proceeds from the sale of notes receivable for the nine months ended November 30, 2016. We expect amounts used in investing activities to increase in fiscal year 2018 and beyond as we grow our corporate operations and expand research and development activities, which is expected to result in an increase of our capital expenditures.

Net cash provided by financing activities during the nine months ended November 30, 2017 was approximately $2.3 million compared to approximately $2.7 million for the nine months ended November 30, 2016. Financing activities for the nine months ended November 30, 2017 consisted primarily of proceeds from the issuance of common stock, Series A-2 Preferred Stock and warrants. Financing activities for the nine months ended November 30, 2016 consisted primarily of proceeds from the issuance of (i) common stock, Series A-2 Preferred Stock and warrants, and (ii) non-convertible OID promissory notes, partially offset by the payment of short-term debt.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Vice President, Finance, of the effectiveness of disclosure controls and procedures as of November 30, 2017. Based upon that evaluation, management, including the Chief Executive Officer and Vice President, Finance, concluded that the design and operation of disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of November 30, 2017.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of November 30, 2017.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We have had no changes in internal control over financial reporting during the three months ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have incurred significant indebtedness under our convertible note with a shareholder which matured on September 30, 2017.

On January 17, 2017, we issued a convertible promissory note in the principal amount of $1,000,000 (the “Convertible Note”) in exchange for the cancellation of (i) $600,000 principal amount of the Promissory Note plus $96,000 of accrued and unpaid interest, and (ii) $290,400 principal amount of the OID Note. The Convertible Note accrues interest at a rate of ten percent (10%) per annum commencing as of January 1, 2017, and may be prepaid upon 10 days’ advanced written notice by us at any time prior to the maturity date without penalty or premium. The noteholder has the right to convert the outstanding principal balance of the Convertible Note plus all accrued and unpaid interest thereon into shares of our common stock at a conversion price of $2.00 per share. The Convertible Note matured on September 30, 2017, and had a ten (10) business day cure period that expired on October 16, 2017. The Convertible Note is currently in default pursuant to the terms of the Convertible Note and commencing October 1, 2017 accrues default interest at a rate of twelve percent (12%) per annum.

We are currently in the process of negotiating an extension of the maturity date of the Convertible Note with the holder thereof. In the event we do not reach an agreement with the noteholder to extend the maturity date of the Convertible Note, the noteholder may exercise its default rights. There can be no assurance that we will be able to raise additional debt or equity financing in an amount sufficient to enable us to retire these obligations and meet our other obligations. Accordingly, the noteholder may bring suit against us and foreclose on all of our assets and business by reason of our default.

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

The report of the Company's independent registered public accounting firm that accompanies the Company's audited consolidated financial statements for the years ended February 28, 2017 and February 29, 2016 contains a going concern qualification in which such firm expressed substantial doubt about the Company's ability to continue as a going concern. As of November 30, 2017, the Company had an accumulated deficit of approximately $28.5 million. The Company currently anticipates that its cash and cash equivalents will not be sufficient to fund its operations for the next twelve months, without raising additional capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations, which could cause the price of its common stock to decline. It could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to go out of business.

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

METASTAT, INC.

Date: January 16, 2018	By:	/s/ Douglas A. Hamilton
Douglas A. Hamilton President, Chief Executive Officer and Director (Principal Executive and Financial Officer)