Form 10-K
period 2018-02-28
MetaStat, Inc.
filed 2018-05-29
CIK 1404943

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2018

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

The aggregate market value of the shares of common stock, par value $0.0001 per share, of the registrant held by non-affiliates on August 31, 2016 was approximately $4.2 million, which was computed upon the basis of the closing price on that date.

There were 5,877,383 shares of common stock of the registrant outstanding as of May 18, 2018.

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

Overview

MetaStat is a precision medicine company dedicated to improving survival of patients with aggressive cancer. Despite significant advances in the war against cancer, effective treatment and prevention of cancer metastasis remains an unmet medical need. The metastatic spread of cancer is responsible for over 90% of solid tumor cancer-related deaths. Our therapeutic focus targets a critical metastatic pathway in solid tumors responsible for driving tumor resistance and the spread of aggressive cancer. We are leveraging our core expertise in understanding the tumor microenvironment and drivers of the metastatic cascade to develop anti-metastatic therapeutics pared with companion diagnostics tests. MetaStat’s goal is to transform the treatment of aggressive cancer into a manageable disease through therapies that target the metastatic spread of cancer and improve survival.

MetaStat’s drug discovery program is focused on developing novel first-in-class drug candidates that target the MENA pathway. Elevated expression of the MENA protein splice-derived variants or isoforms in tumors have been shown in clinical studies to be significantly associated with metastasis and decreased survival. We are discovering and developing therapeutic product candidates based on a different approach making the MENA protein a druggable target. We are not targeting MENA directly, but rather the MAPKAPK2 pathway responsible for activation of MENA. Our diagnostic tests are clinically validated as prognostic markers of metastasis and identify patients at risk for recurrence who are likely to benefit from our anti-metastatic therapy.

In 2017, we demonstrated inhibition of the MAPKAPK2 kinase reverses MENA-induced metastatic phenotypes to MENA-null levels in studies of metastatic Triple Negative Breast Cancer (TNBC) and fibroblast cell lines. In February 2018, we announced top-line results from preclinical studies showing dissemination and cancer metastasis was reduced by 50% or more in vivo following inhibition of MAPKAPK2 in preclinical models of aggressive breast cancer. Administration of the MAPKAPK2 inhibitor alone significantly blocked distant metastasis similar to the published effects of MENA deficiency in the MMTV-PyMT mouse model. MAPKAPK2 is a downstream terminal serine-threonine kinase in the p38/MAPK signaling pathway and is associated with inflammatory disease, metastasis and in the resistance mechanism to antitumor agents. Several biopharmaceutical companies have advanced p38 inhibitors into clinical studies, however, none have been approved due to adverse side effects likely associated with the role of p38 in the regulation of more than 60 substrates with different physiological functions. We believe MAPKAPK2 is a more attractive drug target because it is a terminal kinase with fewer substrates and is downstream of p38 in the p38/MAPK pathway. The goal of our small molecule discovery program over the next 12-18 months is to identify 1-2 lead candidates to advance into investigational new drug (IND)-enabling studies for clinical development. We intend to develop our drugs for use as a monotherapy or in combination with other medications to treat patients with MENA-positive solid tumors. Our MENA diagnostic assay will be used to screen patient’s tumors for expression of MENA INV, the pro-metastatic MENA splice-variant for inclusion in clinical studies of our anti-metastatic drug candidates. We plan to study a range of MENA-positive cancers including pancreatic, glioblastoma, bladder, colorectal and triple negative breast cancer.

The MENA diagnostic assay is a tissue-based quantitative immunofluorescence (QIF) test that measures expression of the pro-metastatic MENA splice-variant, which is significantly associated with poor outcomes and metastasis in Early Stage Breast Cancer (ESBC) and Squamous Cell Carcinoma of the Lung. We intend to use this test as a companion precision medicine diagnostic assay to select patients for treatment with our anti-metastatic therapeutic. In April 2018, we completed methods development and optimization utilizing our proprietary monoclonal antibody (mAbs) specific for the pro-metastatic MENA protein splice-valiant. In January 2017, results from a preclinical study were published in Molecular Cancer Therapeutics (Oudin et al., 2017) demonstrating a novel mechanism for taxane resistance in MENA-positive metastatic TNBC. Results from this study demonstrated MENA expression conferred resistance to the taxane paclitaxel and treatment failed to attenuate growth of MENA driven metastatic lesions. The MENA biomarker is common to most epithelial solid tumors. Analysis of data from The Cancer Genome Atlas (TCGA) RNAseq database show expression of pro-metastatic MENA protein splice-variant is common to many solid tumors and higher levels are found in more aggressive tumors with poor 5-year survival rates including pancreatic adenocarcinoma and BRCA mutation-positive breast cancer.

Our CLIA-certified diagnostic, MetaSite Breast™, is an immunohistochemistry test (IHC) that measures micro-anatomical intravasation sites (TMEM) within the tumor microenvironment which are clinically validated as prognostic markers of metastasis in hormone receptor-positive (HR+) ESBC. In November 2017, results a second prospective-retrospective validation study were published in npj Breast Cancer (Sparano et al., 2017) demonstrating the clinical validity of MetaSite Breast™ assay in patients with HR+ HER2-negative breast cancer for early recurrence within 5 years of diagnosis. In addition, the study demonstrated MetaSite Breast™ provides complementary prognostic information to Oncotype Dx Recurrence Score. High MetaSite Scores were associated with a 9.7-fold higher risk of distant recurrence and 6.1-fold higher risk of overall recurrence if the Oncotype Dx Recurrence Score was low. In July 2017, results from a study published in Science Translational Medicine (Karagiannis et al., 2017) showed neoadjuvant chemotherapy (NAC) can induce breast cancer metastasis through a TMEM-mediated mechanism. This study suggests that MetaSite Breast™ might also be useful in predicting the development of pro-metastatic changes in the tumor microenvironment in response to NAC. There are currently no tests that can monitor or predict response to NAC.

Business Strategy

Our goal is to become a leading precision medicine company focused on improving the survival of patients with aggressive cancer. Our research team is discovering and developing and therapeutics and companion diagnostics that target a critical metastatic pathway responsible for driving tumor resistance and the spread of aggressive cancer. Key elements of our integrated therapeutic and companion diagnostic (Rx/Dx) development strategy are to:

●
Continue advancing our therapeutic discovery and development program focused on the MENA protein isoform drug target. Our therapeutic strategy is based on directly targeting the MENA pathway through inhibition of MENA expression or activity and indirectly, through inhibition of the MAPKAPK2 pathway responsible for activation of MENA.

●
Explore business development and collaborative research opportunities with innovative companies developing compelling new modalities. We intend to seek out and work with groups developing new technologies that address previously considered undruggable targets including RNA interference (RNAi), CRISPR, and targeted protein degradation.

●
Pursue development and regulatory strategy-based treatment of patients with MENA-positive cancer. We intend to pursue a pan-cancer development and regulatory strategy for our anti-metastatic therapeutics based on seeking accelerated approval for treatment of patients whose cancer are positive for MENA expression rather than the location of the body in which the tumor originated.

●
Develop the  MENA diagnostic assay as a companion diagnostic test to identify and select appropriate patient populations with MENA-positive solid tumors most likely to benefit from our targeted anti-metastatic therapy. Companion diagnostic tests are used as a companion to a therapeutic drug to determine the applicability to a specific patient and if that patient is likely to respond. The MENA diagnostic assay will enable accelerated drug development and reduced risk by allowing for selection of responder patient populations to ant-MENA drug therapy.

●
Expand the market opportunity for the MENA diagnostic assay to include prognostic diagnostic and companion diagnostic applications. Complete clinical validation of MENA diagnostic assay as a prognostic marker for risk of distant metastasis in patients with early stage solid cancers and for use as a predictive marker for drug response to Receptor Tyrosine Kinase (RTK) inhibitors that target EGFR, HGFR, IGF-R1 and other key receptors, as well as cytotoxic chemotherapeutics, including anti-microtubule agents, such as docetaxel, paclitaxel and albumin-bound paclitaxel.

●
Commercialize our therapeutics and diagnostic assays . Through our exclusive license agreements and company sponsored patent applications we own the world-wide rights to our products. We seek commercialization partners that have existing commercialization infrastructure, established distribution channels, and strong relationships with our target audience in the medical community. Our goal is to avoid the cost and risk associated with building a new sales and marketing infrastructure. Initially, we plan to build the necessary commercial infrastructure only when needed to supplement partnerships and not economically available through third party vendors. As profitability and market penetration grow, we may supplement our strategic partnership or contract sales organization (CSO) strategy with a phased-in internal sales and marketing efforts.

Scientific Background and Technology

Our product candidates target the MENA pathway, where MENA INV, the pro-metastatic MENA splice-variant, MENA INV, plays a critical role in solid tumors by promoting tumor dissemination, metastasis and cancer cell resistance. The MENA pathway is a novel mechanism and represents first-in-class target for drug development.

MENA is a naturally occurring pro-motility protein which plays a key role in cell migration and embryogenesis. It belongs to the Ena/VASP (enabled/VASO) family being encoded by the MENA gene located on chromosome 1. MENA facilitates and organizes formation, extension and navigation of growing nerve fibers through tissue to link with other neurons, forming the proper circuits needed for a functional nervous system. Ena/VASP proteins such as MENA are involved in these embryonic processes where dynamic actin reorganization is necessary, such as neural closure, phagocytosis, hemostasis, chemotaxis, cell migration, cell-cell and cell-matrix adhesions, fibrillogenesis, or fibroblastic motility. MENA expression decreases from embryonic to adult life and MENA INV is largely absent from normal tissue.

The MENA gene can be alternatively spliced to produce multiple splice-variants or isoforms of which the MENA 11a and MENA INV isoforms dominate. Alternative splicing is the process by which exons within a pre-mRNA transcript of a gene are differentially spliced, resulting in multiple protein isoforms being encoded by a single gene. Post-transcriptional processing of the MENA gene provides an opportunity for gene regulation and increases the functional informational capacity of the gene. These small differences in MENA structure produce large differences in MENA protein function. The MENA gene corresponds to a 570-amino acid protein with the MENA INV isoform containing a supplementary exon corresponding to a 19-amino acid addition to the EVH1 domain of the protein. MENA 11a contains a supplementary exon corresponding to a 21-amino acid addition to the EVH2 domain of the protein. The invasive MENA isoform, MENA INV, and the less dangerous MENA isoform, MENA 11a, play distinct roles in cancer morphology. MENA INV promotes invasion and metastasis by helping cancer cells subvert normal regulatory networks regulating cell motility and increases sensitivity to the chemo-attractant EGF by up to forty (40x) times. MENA INV attenuates RTK signaling allowing cancer cells to respond to lower EGF concentrations. MENA INV expressing tumor cells are significantly less cohesive and have discontinuous cell-cell contacts compared to MENA 11a expressing tumor cells. In preclinical studies published in Breast Cancer Research (Roussos et al., 2010), PyMT mice that express MENA all succumb to systemic metastasis while the majority of MENA-null knockout mice that lack expression of the MENA protein and its splice-variants survive. Illustrated below is Kaplan-Meir survival curve showing percentage of mice from each genotype (n=12-25) that are not moribund (mice that did not developed tumors or mice that had small tumors that did not immobilized them). MENA knockout mice had significantly improved survival compared to wild type mice that express MENA (p=0.01).

Source: Breast Cancer Research 2010 12:R101 (Roussos et al.; licensee BioMed Central Ltd. 2010;https://doi.org/10.1186/bcr2784)

Aggressive tumors hijack this embryonic motility mechanism through upregulation of MENA and overexpression of the alternatively spliced mRNA pro-metastatic MENA INV isoform. Consequently, MENA is overexpressed in primary and metastatic cancers, and is particularly overexpressed in migratory and disseminating subpopulations of tumor cells. Until now the development of anti-metastatic therapies has been slow and historically hampered by the lack of understanding of the biology behind the metastatic cascade. Our proprietary and patented platform technologies are derived from novel ways of observing cancer cell behavior in living functioning tumors in live animals and are based on the discovery of a common pathway for the development of aggressive or metastatic cancer in solid epithelial-based tumors. These discoveries are the result of nearly 20 years of study and collaboration among four scientific/academic institutions, including Massachusetts Institute of Technology (MIT), Albert Einstein College of Medicine (AECOM), Cornell University (Cornell), and the IFO-Regina Elena Cancer Institute in Rome, Italy (IFO-Regina). This collaboration has enabled us to understand the underlying biology, including the direct mechanisms of action and specific micro-environmental factors that drive systemic metastasis and drug resistance to certain cancer treatments.

Recently, it was discovered MENA is activated through the p38/MAPK pathway and inhibition of MAPKAPK2 kinase results in a reversal of the MENA-dependent phenotypes in vitro and in vivo. In 2017, we demonstrated inhibition of the p38/MAPK pathway reverses MENA-dependent phenotypes of invasion, fibronectin deposition, and metastasis in vitro in cell line studies using MDA-MB-231 metastatic Triple Negative Breast Cancer (TNBC) and MVD7 fibroblasts engineered to express MENA at levels equivalent to that found in vivo. In February 2018, we announced cancer metastasis was reduced by 50% or more in vivo following inhibition of MAPKAPK2 in studies using orthotopic MDA-MD-231 transplant and syngeneic MMTV-PyMT models of MENA-positive aggressive breast cancer.

Novelty and Innovative Medicine Targeting First-in-Class Mechanism

Novel first-in-class drugs are innovative medicines that use a novel mechanisms of action that serve unmet medical need. MENA and its splice variants are found in the cytoplasm and not on the surface of cells and have historically been considered to be undrugable by conventional means such as mAbs and small molecules. Our ability to target this novel first-in-class mechanism in made possible through indirect inhibition of MAPKAPK2-dependent MENA activation. Our unique therapeutic approach is to target this critical metastatic pathway and block tumor cell dissemination and the metastatic spread of cancer which is responsible for more than 90% of solid tumor cancer-related deaths. Despite the number and variety of clinically available anticancer therapies there are currently no approved MAPKAPK2 inhibitors or anti-metastatic drugs.

The biopharmaceutical industry has increasingly focused on the same core set of targets as evidenced by the exploding immune-oncology space, with 2,000 active clinical programs and greater than 150 PD-L1/PD-1 checkpoint inhibitor mAbs in development. Current cancer therapies, including newer targeted therapies and immunotherapies are still evaluated for efficacy predominantly by their ability to reduce tumor size and induce pathologic complete response (pCR). Unfortunately, reduction of tumor size is not predictive of anti-metastatic effect which explains why patients with pathologic complete response (pCR) can undergo disease recurrence. We are addressing an untapped field in oncology through discovering and developing first-in-class anti-metastatic therapies targeting the novel MENA pathway.

Kinases and their Role in Cancer

Kinases are enzymes that play an important role in regulating cellular functions, signaling pathways and communication of cells with their environments. Dysregulated protein kinases are implicated in a large number of diseases including cancer and autoimmune diseases. Many cancers are driven by genetic mutations that cause abnormal activity of kinases which contribute to uncontrolled cell growth. Kinase inhibitors act by blocking the abnormal activity of these enzymes and has proven to be a highly successful therapeutic strategy. Since the first approval in 2001, kinase inhibitors have become an important therapeutic class playing a central role in precision medicine and forming the backbone of targeted therapies in oncology. A total of 39 kinase inhibitors have been approved by the Federal Drug Administration or FDA with an estimated 2016 combined annual sales of $20 billion.

The p38/MAPK signaling pathway has been a therapeutic target for inflammatory disease and cancer for many years because of its involvement in pro-inflammatory cytokine production, metastasis and cell-cycle regulation. Several biopharmaceutical companies have advanced p38 inhibitors into clinical studies, however, none have been approved due to adverse side effects likely associated with the role of p38 in the regulation of more than 60 substrates with different physiological functions. Recently, p38/MAPK has been implicated in activation of the MENA pathway. The MAPKAPK2 serine/threonine-specific terminal kinase is a more favorable downstream target in the p38/MARK signaling pathway. Compared to upstream kinases in the pathway, MAPKAPK2 has considerably fewer substrates and fewer off-target effects. Unlike preclinical studies of p38 knockout mice, the health and fertility of MAPKAPK2 mice are unaffected. In addition, MAPKAPK2 deficient mice were shown to have reduced joint damage in a collagen-induced arthritis model and no indication of asthma in a lung ovalbumin sensitization model.

The success of individual kinase inhibitors can be limited by the development of drug resistance. The mechanisms of acquired drug resistance include target receptor mutation, activation of secondary bypass pathways or histologic transformation. Our therapeutic strategy is likely to bypass the selection pressures responsible for driving resistance since neither MAPKAPK2 nor MENA gene knockouts are embryonically lethal. Furthermore, our inhibitors target tumor cell phenotypes associated with the metastatic spread of cancer unlike most cytotoxic chemotherapeutic drugs which are used to kill tumor cells.

For these reasons we believe developing MAPKAPK2 kinase inhibitors represent a particularly promising approach as a therapeutic strategy to target the MENA pathway.

MENA and its Role in Driving Resistance Mechanisms to Anti-tumor Therapies

Taxane-based anti-microtubule drugs, including paclitaxel and docetaxel are widely used and highly efficacious as single chemotherapy agents or in combination with other chemotherapeutic drugs to treat breast, lung, ovarian, pancreatic and other cancers. Taxanes interfere with the normal breakdown of microtubules which are critical cytoskeletal structures that mediate cell division. In vitro and in vivo studies have demonstrated increased expression of the pro-metastatic MENA splice-variant desensitize cells to taxane-based treatments. In January 2017, results from a preclinical study published in Molecular Cancer Therapeutics (Oudin et al., 2017) demonstrated a novel mechanism for taxane resistance in MENA-positive metastatic TNBC. These results showed MENA INV expression conferred resistance to the taxane paclitaxel and treatment failed to attenuate growth of MENA driven metastatic lesions. MENA INV expression alters the ratio of dynamic and stable microtubule populations in paclitaxel-treated cells. MENA INV expression also increases MAPK signaling in response to paclitaxel treatment. Decreasing MAPK signaling through administration of a MAPKAPK2 inhibitor could restore paclitaxel sensitivity by driving microtubule stabilization in MENA INV-expressing cells. These results reveal a novel mechanism of taxane resistance in highly metastatic breast cancer cells and identify a potential combination therapy to overcome such resistance.

In July 2017, results published in Science Translational Medicine (Karagiannis et al., 2017) from a preclinical study of mice transplanted with MMTV-PyMT breast cancers demonstrated paclitaxel treatment promotes dissemination of circulating tumor cells (CTCs) and metastasis in a MENA-dependent manner.

From Neoadjuvant chemotherapy induces breast cancer metastasis through a TMEM-mediated mechanism, By Karagiannis et al., Science Translational Medicine 05 Jul 2017;Vol. 9, Issue 397, eaan0026  DOI: 10.1126/scitranslmed.aan0026. Reprinted with permission from American Association for the Advancement of Science (AAAS).

As shown above MENA knockout recipient mice (MENA-/-) grafted with MENA-positive MMTV-PyMT tumors do not develop CTCs or lung metastases after treatment with vehicle control or paclitaxel. In comparison, recipient mice (MENA+/+) grafted with MENA-positive MMTV-PyMT tumors develop CTCs and lung metastasis with significant increases in CTC dissemination and lung metastasis after paclitaxel treatment. This study also demonstrated patients treated with neoadjuvant chemotherapy consisting of paclitaxel followed by doxorubicin plus cyclophosphamide undergo pro-metastatic changes in their tumor microenvironment that can induce breast cancer metastasis through a MetaSite (TMEM)-mediated mechanism. We believe there is a substantial opportunity for anti-MENA therapeutics to be used in combination with taxane therapy to overcome MENA-dependent paclitaxel resistance and/or block paclitaxel-induced tumor cell dissemination. Further, we believe our MetaSite Breast™ assay and MENA diagnostic assay could be used to monitor or predict response to taxane-based NAC.

MENA has also been shown to constitutively associate with the tyrosine phosphatase PTP1B to mediate a novel negative feedback mechanism that attenuates RTK signaling. On EGF stimulation, complexes containing MENA and PTP1B are recruited to the EGF receptor, or EGFR, causing receptor dephosphorization (the removal of phosphate groups that can prevent ligation) and leading to decreased motility responses. When the pro-metastatic MENA protein splice-variant is expressed, PTP1B recruitment to the EGFR is impaired, providing a mechanism for growth factor sensitization to EGF, as well as HGF and IGF, and increased resistance to EGFR and Met inhibitors. MENA INV disrupts this negative feedback mechanism to drive sensitivity to EGF, HGF, and IGF growth factors and resistance to RTK inhibitors that target EGFR, HGFR (c-Met), and IGF-R1. Disruption of this attenuation by MENA INV sensitizes tumor cells to low growth factor concentrations, thereby increasing the migration and invasion responses that contribute to metastasis. We believe there is a substantial opportunity for anti-MENA therapeutics to be used in combination with EGFR, HGFR and IGF-R1 inhibitors to overcome drug resistance and/or increase the proportion of patients who respond to these medications. Further, we believe our MENA diagnostic assay could be used to predict initial response to RTK inhibitors and monitor for the development of therapeutic resistance.

Cancer Background

Cancer is a complex disease characterized most simply by uncontrolled growth and spread of abnormal cells. Cancer remains one of the world's most serious health problems and is the second most common cause of death in the United States after heart disease. The American Cancer Society, or ACS estimates in 2018, there will be nearly 1.74 million new cases of cancer and approximately 610,000 deaths from cancer in the United States alone.

When dealing with cancer, patients and physicians need to develop strategies for local, regional, and distant control of the disease. Ultimately, however, aggressive cancer that spreads or “metastasizes" to other parts of the body is responsible for more than 90% of all cancer related deaths in patients with such common types of solid tumors as breast, lung, prostate and colon. The most common methods of treating cancer are surgery, radiation and drug therapy, or a combination of these methods, with varying degrees of benefit and side effects that may not always justify the expense and burden of the therapy. Our therapeutic drugs target the MENA pathway, common to a type of cancer called carcinoma which are malignancies of epithelial tissue and represent approximately 80-90% of all cancer cases. Our product candidates have the potential to have broad pan-cancer applicability.

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

Advances in personalized medicine and cancer treatment are progressing rapidly and are enabling a shift in clinical treatment from a one-size-fits-all approach to one that is highly individualized. Recently, more targeted therapies and immunotherapies have represented some of the most promising agents in development for the treatment of cancer. Targeted therapies are drugs that block the growth and spread of cancer by interfering with specific molecules that are involved in the growth, progression and spread of cancer. Targeted therapies, such as RTK inhibitors that selectively target kinase signaling pathways, are designed to preferentially kill cancer cells and spare normal cells, improve efficacy and minimize side effects. RTK inhibitors typically have less severe side effects than cytotoxic chemotherapies, however, a main limitation is that a significant number of patients do not respond to treatment, and the emergence of secondary drug resistance for those patients that do show an initial benefit. The use of predictive biomarkers allows oncologists to better understand and overcome drug resistance through the clinical assessment of rational therapeutic drug combinations. We believe identification of patients with our MetaSite Breast™ and MENA diagnostic tests followed by combination therapy with our MAPKAPK2 inhibitor anti-MENA therapeutics have the potential to overcome drug resistance and protect patients from chemotherapy-induced tumor cell dissemination.

Product Pipeline

MetaStat’s product development programs are focused on developing novel first-in-class drug candidates and companion diagnostic tests that target the MENA pathway.

Therapeutics (Rx)

MENA is activated through the p38/MAPK pathway and inhibition of MAPKAPK2 kinase results in a reversal of the MENA-dependent phenotypes in vitro and in vivo in studies of metastatic TNBC and fibroblast cell lines. In February 2018, we announced top-line results from preclinical studies showing cancer metastasis was reduced by 50% or more in vivo following inhibition of MAPKAPK2 in models of aggressive breast cancer. MetaStat will present results from these in vitro and in vivo studies at the American Association of Cancer Research (AACR) Cancer Dormancy and Residual Disease conference to be held June 19-22, 2018 in Montreal, QC, Canada.

MAPKAPK2 is a downstream terminal serine/threonine-specific kinase in the p38/MAPK signaling pathway and is associated with inflammatory disease, metastasis and in the resistance mechanism to antitumor agents. Currently our discovery efforts are focused on lead-optimization of non-ATP competitive inhibitors screened for efficacy in inhibiting MENA activity with superior selectivity and potency to the ATP-competitive research tools used in our preclinical proof-of-concept studies. The goal of our small molecule discovery program over the next 12-18 months is to identify 1-2 lead candidates to advance into investigational new drug (IND)-enabling studies for clinical development.

The goal of treatment with anti-MENA therapeutics is to reduce the activity or expression of the pro-metastatic MENA splice variant and thereby reverse the MENA-dependent cancer phenotypes of drug resistance, tumor cell invasion, dissemination, and metastasis. In targeting the movement of tumor cells from the primary site to distant sites, we are directly addressing the major contributor to the deaths of cancer patients. Since elevated expression of pro-metastatic MENA splice variant also drives resistance to certain RTK inhibitors and cytotoxic chemotherapeutics, co-administration of an effective anti-MENA therapeutic provides an opportunity to expand the utility and effectiveness of these drugs by addressing a significant challenge to the clinical management of advanced cancers. We intend to develop our drugs for use as a monotherapy or in combination with other medications to treat patients with MENA-positive solid tumors. Our MENA diagnostic assay will be used to screen patient’s tumors for expression of the pro-metastatic MENA splice-variant for inclusion in clinical studies of our anti-metastatic drug candidates. We plan to study a range of MENA-positive cancers including pancreatic, glioblastoma, bladder, colorectal and triple negative breast cancer.

Diagnostics (Dx)

MENA Diagnostic Assay

The MENA diagnostic assay is a tissue-based quantitative immunofluorescence (QIF) test that measures expression of the pro-metastatic MENA protein splice-variant which is significantly associated with poor outcomes and metastasis in Early Stage Breast Cancer (ESBC) and Squamous Cell Carcinoma of the Lung.

We intend to use the MENA diagnostic assay as a companion diagnostic test to select patients for treatment with our anti-metastatic therapeutic. In April 2018, we completed methods development and optimization utilizing our proprietary monoclonal antibody specific for the pro-metastatic MENA protein splice-valiant. In January 2017, Oudin et al., published results from a preclinical study demonstrating a novel mechanism for taxane resistance in MENA-positive metastatic Triple-negative Breast Cancer (TNBC). Results from this study demonstrated MENA expression conferred resistance to the taxane paclitaxel and treatment failed to attenuate growth of MENA driven metastatic lesions. Data from an analysis of TCGA RNAseq database show expression of the pro-metastatic MENA protein splice-variant is common to many solid tumors and higher levels are found in more aggressive tumors with poor 5-year survival rates including pancreatic adenocarcinoma and BRCA mutation-positive breast cancer.

Companion diagnostic to predict RTK inhibitor drug response

MENA participates in a mechanism that attenuates RTK signaling by interacting with the tyrosine phosphatase PTP1B and the 5‟ inositol phosphatase SHIP2. Elevated expression of MENA INV disrupts this regulation, and results in a pro-metastatic phenotype characterized by increased RTK activation signaling from low ligand stimulation and resistance to targeted RTK inhibitors. A main limitation of therapies that selectively target kinase signaling pathways is a significant number of patients do not respond and for those patients that do respond the emergence of secondary drug resistance after an initial benefit. We believe the MENA diagnostic assay has the potential to be used as a highly actionable clinical biomarker and/or companion diagnostic to predict response to targeted RTK inhibitors.

Companion diagnostic to predict anti-microtubule drug response

In January 2017, results from a preclinical study published in Molecular Cancer Therapeutics (Oudin et al., 2017) demonstrated a novel mechanism for taxane resistance in MENA-positive metastatic TNBC. These results demonstrated MENA expression conferred resistance to the taxane paclitaxel and treatment failed to attenuate growth of MENA driven metastatic lesions. There is a significant clinical need to develop biomarkers that predict response to initial treatment or the development of secondary resistance to taxane-based chemotherapy, while minimizing the risk of unnecessary side effects. We believe the MENA diagnostic assay has the potential to be used as a highly actionable clinical biomarker and/or companion diagnostic to predict response to taxane-based drugs.

Liquid blood-based biopsy

There is excitement within the oncology community about the promise of liquid biopsy assays for their potential to improve cancer diagnosis and optimize patient care. Should the prognostic and predictive role of the MENA diagnostic assay be clinically validated using FFPE tissue for patients treated with RTKs and taxane-based chemotherapies, we believe there will be a compelling need for the development of a blood-based version of the MENA diagnostic assay. In addition to allowing for repeat non-invasive testing, a blood-based MENA diagnostic assay would be especially useful for patients with advanced cancer undergoing multiple cycles of treatment to predict initial drug response or the development of secondary resistance. We intend to evaluate the potential for developing the blood-based version of the MENA diagnostic assay through collaborative research and development partnerships with companies developing compatible exosome and/or CTC technology platforms.

MetaSite Breast™ Assay

Our CLIA-certified diagnostic, MetaSite Breast™, is an immunohistochemistry test (IHC) that measurs micro-anatomical intravasation sites (TMEM) at blood vessels within the tumor microenvironment which are clinically validated as prognostic markers of metastasis in hormone receptor-positive (HR+) early stage breast cancer (ESBC). The MetaSite Breast™ test has been analytically validated under CLIA, tested in 6 clinical studies in over 1,700 patients, and is available for clinical use in most states. The MetaSite Breast™ test is a tissue-based IHC assay performed on formalin-fixed paraffin-embedded, or FFPE tissue from a biopsy that directly identifies and quantifies the active sites of the metastatic process. The MetaSite Breast™ test is intended for patients with early stage (stage 1-3) invasive breast cancer who have node-negative or node-positive (1-3), ER-positive, HER2-negative disease.

Mechanism of action for use as a prognostic diagnostic to predict risk of cancer metastasis

In order for breast cancer tumor cells to enter a blood vessel (intravasate), three types of cells must self-assemble in apposition to each other in individual three-cell structures located at blood vessels within the tumor microenvironment. This structure termed a “MetaSite™”, is composed of a M2 tumor associated macrophage (protumoral macrophage or type of immune cell), a tumor cell that expresses the pro-metastatic MENA splice variant and an endothelial cell (cells that lines blood vessels). We have demonstrated in clinical studies the number of MetaSites™ correlates with increased risk of cancer metastasis.

This structure termed a “MetaSite™”, is composed of an endothelial cell (cells that lines blood vessels), a protumoral tumor associated macrophage (a type of immune cell), and a tumor cell that expresses the MENA protein. We have demonstrated in clinical studies that the number of MetaSites™ correlates with increased risk of cancer metastasis.

MetaSite Breast™ Clinical Studies

In November 2017, the results of a second prospective-retrospective validation study were published in npj Breast Cancer (Sparano et al., 2017) demonstrating the clinical validity of the MetaSite Breast™ assay in patients with HR+ HER2-negative breast cancer for early recurrence within 5 years of diagnosis. The ECOG 2197 Cohort Study is a prospectively designed retrospective study (n=600) in an independent cohort of ESBC patients treated with surgery, 4 cycles of adjuvant chemotherapy (doxorubicin 60 mg/m2 and cyclophosphamide 600 mg/m2 (AC) or docetaxel 60 mg/m2 (AT)) and endocrine therapy. Results from this study revealed a significant positive association between continuous MetaSite Score and distant recurrence-free interval (DRFI) p=0.001 and recurrence-free interval (RFI) p=0.00006 in HR-positive HER2-negative disease in years 0-5 and by MetaSite Score tertiles for DRFI (p=0.04) and RFI (p=0.01). Proportional hazards models including clinical covariates (N0 vs. N1; T1 vs. T2; high vs. int. vs. low grade) also revealed significant positive associations for continuous MetaSite Score with RFI (p=0.04), and borderline association with DRFI (p=0.08). In addition, the study demonstrated MetaSite Breast™ provides complementary prognostic information to Oncotype Dx Recurrence Score. High MetaSite Scores were associated with a 9.7-fold higher risk of distant recurrence (95% confidence intervals [CI] 1.8, 54.1) and 6.1-fold higher risk of overall recurrence (95% CI 1.3, 27.8) if the Oncotype Dx Recurrence Score was low (RS<18). Patients with intermediate MetaSite Score (MS=6-17) and low Recurrence Score (RS<18) results had approximately 4.7-fold greater risk (HR=4.7, 95%CI=0.9-24.2) of distant metastasis compared to patients with low MetaSite Score (MS<6) results.

In July 2017, results from a study published in Science Translational Medicine (Karagiannis et al., 2017) showed neoadjuvant chemotherapy (NAC) can induce breast cancer metastasis through a TMEM-mediated mechanism. The result of this study suggests that MetaSite Breast™ might also be useful in predicting the development of pro-metastatic changes in the tumor microenvironment in response to NAC. There are currently no tests that can monitor or predict response to NAC.

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

We believe our main diagnostic competition will be from a number of private and public companies that offer molecular diagnostic tests, including gene profiling and expression in multiple cancers indications, including companies such as Genomic Health, Inc., Agendia Inc., BioTheranostics, Inc., Exact Sciences, Inc. GenomeDx Biosciences Inc., Hologic Inc., Myriad Genetics, Inc., NanoString Technologies Inc., NeoGenomics, Inc., Novartis AG, Qiagen N.V., Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG, Veridex LLC, a Johnson & Johnson company, Celera Corporation, and GE Healthcare, a business unit of General Electric Company, as well as others. Commercial laboratories, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, with strong distribution networks for diagnostic tests, may also compete with us. We may also face competition from Illumina, Inc. and Thermo Fisher Scientific Inc., both of which have announced their intention to enter the clinical diagnostics market as well as other companies and academic and research institutions. We may also face completion from companies focused on liquid biopsies and pan-cancer clinical diagnostics, such as Danaher Corporation and its Cepheid, Inc. subsidiary, Foundation Medicine, Inc., Guardant Health, MDx Health, Inc., Metamark Inc., Natera Inc. and Response Genetics, Inc., among many others.

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

Four (4) patents in the United States, and three (3) international patents have been issued covering key aspects of our core MENA biomarker technologies for epithelial-based solid tumors including breast, lung, prostate and colorectal. These patents expire between 2028 and 2031.

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

As part of our intellectual property strategy, we are reviewing our license agreements and related patents and patent applications to determine applicability with our integrated Rx/Dx product development strategy.

License Agreements

In August 2010, we entered into a License Agreement (the “License Agreement”) with AECOM, MIT, Cornell and IFO-Regina. The License Agreement covers patents and patent applications, patent disclosures, cell lines and technology surrounding discoveries in the understanding of the underlying mechanisms of systemic metastasis in solid epithelial cancers, including our core diagnostic technologies, including the MetaSite Breast™ and MENA diagnostic assays.  The License Agreement calls for certain customary payments such as a license signing fee, reimbursement of patent expenses, annual license maintenance fees, milestone payments, and the payment of royalties on sales of products or services covered under the agreement. See “Contractual Obligations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for more information regarding our financial obligations related to the License Agreement.

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

Celgene Corporation

On August 22, 2016, we executed a pilot materials transfer agreement (the “MTA”) with Celgene Corporation (“Celgene”) to conduct a mutually agreed upon pilot research project (the “Pilot Project”). On September 29, 2016, we entered into an amendment (the “Amendment”) to the MTA (the “Amendment,” and together with the MTA, the “Research Agreement”), which provided for milestone payments to MetaStat of up to approximately $973,000. Under the terms of the Research Agreement, Celgene provided certain proprietary materials to the Company and the Company evaluated Celgene’s proprietary materials in the Company’s metastatic cell line (in vitro) and animal (in vivo) nonclinical models. The Pilot Project was successfully completed in January 2018. See Note 11 for accounting treatment related to the Research Agreement.

Albert Einstein College of Medicine and Montefiore Medical Center

Effective January 9, 2015, we executed a collaboration agreement (the “Collaboration Agreement”) with AECOM and Montefiore Medical Center (“Montefiore,” and together with AECOM, the “Institutions”) to collaborate on research projects (the “Research Projects”) including conducting studies that establish the clinical validity and clinical utility of MetaStat’s prognostic diagnostic tests, including the MetaSite Breast™ test, the MENA diagnostic assay, and a combined test. The term of the Collaboration Agreement is five years, which may be terminated by either party with thirty days written notice.

National Institutes of Health, National Cancer Institute

Effective September 21, 2016, we executed an agreement with the National Institutes of Health, National Cancer Institute (the “NCI"), whereby the NCI will contract with MetaStat to perform the MetaSite Breast™ and MENA diagnostic analysis of breast cancer tumor tissue as part of a clinical study. In addition, MetaStat will collaborate with the Department of Cancer Epidemiology and Genetics (DCEG) at the NCI on interpretation of the study analysis and dissemination of results.

Government Regulation

Regulation by governmental authorities in the United States, at the federal, state and local level, and in and other countries is a significant factor in the research and clinical development, testing, manufacture, commercialization, marketing and advertising, distribution and post-approval monitoring and reporting, among others of both pharmaceuticals and diagnostic tests.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon drug developers and their manufacturers. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain cGMP compliance.

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

Regulation of Medical Devices and In Vitro Diagnostic Devices (IVDs) – Companion Diagnostics

We may seek to develop or seek to partner with third parties to develop in vitro companion diagnostics for use in selecting the patients that we believe will respond to certain drugs. We expect our MENA companion diagnostic tests will be regulated by the FDA as an IVD, companion diagnostic. As defined by the FDA, an IVD companion diagnostic is a medical device that provides information that is essential for the safe and effective use of a corresponding drug or biological product. An IVD companion diagnostic helps a health care professional determine whether a therapeutic product’s benefits to patients will outweigh any potential side effects or risks.

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

Class II devices are subject to the FDA’s general controls, and any other special controls, such as performance standards, post-market surveillance, and FDA guidelines, deemed necessary by the FDA to provide reasonable assurance of the devices’ safety and effectiveness. Premarket review and clearance by the FDA for Class II devices are accomplished through the 510(k) premarket notification procedure, although some Class II devices are exempt from the 510(k) requirements. Premarket notifications are subject to user fees unless a specific exemption applies. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” to a predicate device, which is a previously cleared 510(k) device or a preamendment device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of a PMA. In determining substantial equivalence, the FDA assesses whether the proposed device has the same intended use and technical characteristic as the predicate device, or whether the proposed device has different technological characteristics, but the information submitted in the premarket notification demonstrates the device is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than the predicate device. The FDA may request additional information, including clinical data. Under the FDCA, a manufacturer must submit a premarket notification at least 90 days before introducing a device into interstate commerce, but the FDA’s review of the premarket notification can take significantly longer. If the FDA determines that the device is substantially equivalent to the predicate device(s), the subject device may be marketed. However, if the FDA determines that a device is not substantially equivalent to the predicate device(s), then the device would be regulated as a Class III device, discussed below. If a manufacturer obtains a 510(k) clearance for its device and then makes a modification that could significantly affect the device’s safety or effectiveness, a new premarket notification must be submitted to the FDA.

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

Upon submission, the FDA determines if the PMA is sufficiently complete to permit a substantive review, and, if so, the FDA accepts the application for filing. The FDA then commences an in-depth review of the PMA. The entire process can typically take multiple years from submission of the PMA to approval but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a not approvable determination based on deficiencies in the PMA application and require additional clinical trial or other data that are often expensive and time-consuming to generate and can substantially delay approval.

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

Clinical Laboratory Improvement Amendments of 1988, or CLIA – Prognostic Diagnostics

LDTs, such as our prognostic diagnostic tests, are subject to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and are not currently regulated as medical devices under the FDCA. Under CLIA, a laboratory is any facility which performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health. We have a current certificate of accreditation under CLIA to perform high complexity testing of our prognostic diagnostic tests for breast cancer.

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

New laws governing privacy may be adopted in the future as well. We have taken steps to comply with health information privacy requirements to which we are aware that we will be subject. However, we cannot provide assurance that we will be in compliance with diverse privacy requirements in all of the jurisdictions in which we do business. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse impact on our business.

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

The decentralized procedure for submitting an MAA provides an assessment of an application performed by one-member state, known as the reference member state, and the approval of that assessment by one or more other member states, known as concerned member states. Under this procedure, an applicant submits an application, or dossier, and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states. Prior to submitting an MAA for use of drugs in pediatric populations, the EMA requires submission of, or a request for waiver or deferral of, a Pediatric Investigation Plan.

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

Healthcare Reform

Containing healthcare expenditures is a major trend in the U.S. and the rest of the world. Both government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products, including therapeutics and diagnostics, implementing reductions in Medicare and other healthcare funding, and applying new payment methodologies. For example, in March 2010, the Affordable Care Act or ACA was enacted, which, among other things, subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; creation of the Independent Payment Advisory Board, which has authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and establishment of a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

The recent presidential and congressional elections in the U.S. could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the healthcare industry. While it is not possible to predict whether and when any such changes will occur, a variety of initiatives to repeal or significantly reform key provisions of the ACA have been introduced in Congress or otherwise proposed. Most notably, Congress enacted legislation in 2017 that eliminates the ACA’s “individual mandate” beginning in 2019, which may significantly impact the number of covered lives participating in exchange plans. We expect that the new U.S. President and Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of the ACA. Any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our therapeutic and diagnostic products or additional pricing pressures. Other potentially significant changes in policy include the possibility of modifications and elimination of programs and reductions in staffing at the FDA and other government agencies, and initiatives to contain or reduce governmental spending in the healthcare area, including Medicare and Medicaid reimbursement. We cannot predict what future healthcare initiatives will be introduced or implemented at the federal or state level, or how any future legislation or regulation may affect us.

Reimbursement

Sales of any of our therapeutic and companion diagnostic product candidates that may be approved will depend, in part, on the extent to which the cost of the products will be covered by government and third-party payers. Third party payers may limit coverage to an approved list of products, or formulary, which might not include all drug products approved by the FDA for an indication. Any product candidates for which we obtain marketing approval may not be considered medically necessary or cost-effective by third party payers, and we may need to conduct expensive pharmacoeconomic studies in the future to demonstrate the medical necessity and/or cost effectiveness of any such product.

The reimbursement environment is evolving as regulators and payors try to establish new rules and frameworks for the reimbursement of molecular diagnostic tests. There has been an increased interest in implementing cost containment programs to limit government-paid health care costs, including price controls and restrictions on reimbursement. Continued interest in and adoption of such controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for product candidates we are developing.

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

Reimbursement for our prognostic diagnostic tests will be based on:

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

Our state-of-the-art CLIA-certified reference laboratory is located at 27 Drydock Avenue in Boston, MA. Our CLIA-certified laboratory is our primary location for our diagnostic testing and data analysis of patient tumor samples. Although the science behind our diagnostic technology is cutting edge and sophisticated, a key competitive advantage of our approach is that we have simplified our testing methods and procedures based on established immunohistochemical, or IHC, and quantitative immunofluorescence, or QIF techniques and utilize common inexpensive materials.

The MENA diagnostic assays use widely available QIF techniques to identify individual cell types, allowing the test to interrogate tumor cells separately within tumor microenvironment rather than measuring homogenous biopsies containing tumor and non-tumor cell types. This staining technique uses antibodies that recognize or detect MENA. The antibodies used are detected by labeling the different antibody types different fluorescent dyes that allow the operator to measure and quantify the levels selectively within the tumor cells on the slide. We believe this approach to diagnosis and prognosis of cancer is more cost effective than many genomic-based approaches currently on the market that utilize heterogeneous mixtures of tumor and stromal cells in patient samples. We believe the most economical way to enter the market with the MENA diagnostic assay will be through contract manufacturing the manufacturing of MENA mAbs and other QIFs.

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

Employees

We currently have six full-time employees. In addition, we utilize outside consultants to support certain elements of our research and development, information technology, and general and administrative operations. From time to time we have also engaged several consulting firms involved with public relations, investor relations and other functions.

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

Principal Executive Offices

Our principal executive office and clinical reference laboratory are located at 27 Drydock Ave., 2nd Floor, Boston, Massachusetts 02210, We have additional executive offices at 401 Park Ave. South, 10th Floor, New York, New York 10016. Our corporate telephone number is (617) 531-6500 and our website is http://www.metastat.com. Information contained on our website does not constitute part of, and is not deemed incorporated by reference into, this Form 10-K.

Item 1A.	RISK FACTORS

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, prospects, results of operations, financial condition and cash flows, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Annual Report on Form 10-K and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Relating to Our Financial Condition and Capital Resources

If we are unable to continue as a going concern, our securities will have little or no value.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended February 28, 2018 and February 28, 2017 contain a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. As of February 28, 2018, and February 28, 2017, we had an accumulated deficit of approximately $29.5 million and $26.3 million, respectively. At February 28, 2018, we have a negative working capital. We currently anticipate that our cash and cash equivalents will not be sufficient to fund our operations for the next twelve months, without raising additional capital. Our continuation as a going concern is dependent upon continued financial support from our shareholders, the ability of us to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our ability to continue as a going concern. Although we are actively working to obtain additional funding, we cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete an equity or debt offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which would likely cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

We are at an early stage of development as a company and do not have, and may never have, any products that generate revenue.

We are a pre-commercial precision medicine company. At this time, we do not have any commercial products or laboratory services that generate revenue. Our business has evolved into a fully integrated precision medicine company focused on discovering and developing anti-metastatic drugs and paired companion diagnostics based on the MENA pathway from a pure play prognostic diagnostic company. We are not profitable and have incurred losses in each year since our inception and expect to continue to incur losses for the foreseeable future.

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

Additionally, our prognostic diagnostic product candidates will require additional development, analytical validation, clinical evaluation, additional state and CLIA licensing, potential regulatory review, significant sales and marketing efforts and substantial investment or collaboration before they could provide any product revenue.

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

We will require additional debt or equity financing to fund our operations, but may not be able to obtain such financing on satisfactory terms or at all.

We have financed our operations primarily through equity and debt financings. We will require additional debt or equity financing in the future to maintain our business and fund our operations. Our ability to secure additional financing will depend on a variety of factors, many of which are beyond our control, including our operational performance, economic conditions of the U.S., other companies that may also seek funding and investors’ and lenders’ perceptions of, and demand for, debt and equity securities of our company. As a result, we cannot assure you that we will be able to access capital from external sources on satisfactory terms and conditions, or at all. If we are unable to promptly obtain additional financing, we will not be able to maintain our business as anticipated or to fund future operations, and our business, financial condition and results of operations would be materially and adversely affected.

We have a history of net losses, and we expect to incur net losses for the foreseeable future and we expect to continue to incur significant expenses to develop and commercialize our products.

We have incurred substantial net losses since our inception. For the fiscal year ended February 28, 2018 and February 28, 2017, we incurred net losses of approximately $3.2 million and approximately $2.9 million, respectively. From our inception in July 2009 through February 28, 2018, we had an accumulated deficit of approximately $29.5 million. To date, we have not achieved, and we may never achieve, revenue sufficient to offset expenses. We expect to devote substantially all of our resources to research and development and commercialization of our therapeutic and companion diagnostic product offerings. We expect to incur additional losses in the future, and we may never achieve profitability.

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

We have incurred significant indebtedness under our non-convertible promissory bridge notes with shareholders.

On March 30, 2018, we issued (i) senior non-convertible promissory bridge notes in the aggregate principal amount of $2,084,028, of which $834,027 was paid through the exchange of an outstanding promissory note (the “Senior Notes”) and (ii) junior non-convertible promissory bridge notes in the aggregate principal amount of $1,294,900 (the “Junior Notes” and, together with the Senior Notes, the “Notes”). The Notes mature on September 30, 2018, accrue interest at a rate of ten percent (10%) per annum and may not be prepaid by the Company prior to the maturity without the consent of the holder.  The principal amount plus all accrued and unpaid interest thereon shall automatically exchange (the “Automatic Exchange”), without any action of the holder, into such number of fully paid and non-assessable securities (e.g. shares and warrants) to be issued in a Qualified Offering. “Qualified Offering” means one or a series of offerings of equity or equity-linked securities resulting in aggregate gross proceeds of at least $6,628,927 to the Company, including the Automatic Exchange of the Notes into the Qualified Offering.

Our ability to complete the Qualified Financing or repay or to refinance our indebtedness depends on our future performance and ability to raise additional sources of cash, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash to service our indebtedness we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive or selling assets. If we desire to refinance our indebtedness, our ability to do so will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

In past years, we have incurred significant costs in connection with the development of our prognostic diagnostic tests and in recent years, we have incurred significant costs in connection with the development of our driver-based biomarkers for anti-metastatic drugs and companion diagnostics. Our research and development expenses were approximately $1.3 million and $1.0 million for the fiscal years ended February 28, 2018 and February 28, 2017, respectively.

We expect our research and development expenses to increase and remain high for the foreseeable future as we continue to develop our therapeutics and companion diagnostics and move them into the clinic. Additionally, we may not be able to successfully monetize or commercialization our prognostic diagnostic tests. As a result, we will need to generate significant revenue in order to achieve profitability. Our failure to achieve revenue or profitability in the future could cause the market price of our common stock to decline. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our research and development efforts are based on a rapidly evolving area of science, and our approach to development is novel and may never lead to marketable products.

Biopharmaceutical product development is generally a highly speculative undertaking and involves substantial risk. The field of personalized medicine, in which we engage, is an emerging field, and the scientific discoveries that form the basis of our therapeutic and companion diagnostic product development efforts are relatively new. Further, the scientific evidence to support the feasibility of developing product candidates based on those discoveries is both preliminary and limited. The failure of the scientific underpinnings of our business model to produce viable product candidates would substantially harm our operations and prospects.

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

●
develop our companion diagnostics and conduct clinical testing and achieve regulatory approvals for use of our companion diagnostics with corresponding therapeutics;

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

A key element of our product development strategy is to exploit the MENA platform to build a pipeline of drug candidates and paired companion diagnostic tests and progress those product candidates through preclinical and clinical development for the treatment patients with aggressive cancer in solid tumors indications. We may not be able to develop product candidates that are safe and effective. Even if we are successful in building a product pipeline, the potential product candidates that we identify may not be suitable for clinical development for a number of reasons, including causing harmful side effects or demonstrating other characteristics that indicate a low likelihood of receiving marketing approval or achieving market acceptance. If our methods of identifying potential product candidates fail to produce a pipeline of potentially viable product candidates, then our success as a business will be dependent on the success of fewer potential product candidates, which introduces risks to our business model and potential limitations to any success we may achieve.

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

Preclinical development and clinical testing is expensive and can take many years to complete. The outcomes are inherently uncertain, and failure can occur at any time during the preclinical development and clinical trial process. Additionally, any positive results of preclinical studies and early clinical trials of a product candidate may not be predictive of the results of later-stage clinical trials, such that product candidates may reach later stages of clinical trials and fail to show the desired safety and efficacy traits despite having shown indications of those traits in earlier studies. A number of companies in the pharmaceutical and biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. The results of any preclinical development and clinical trials we conduct may be delayed or unsuccessful for a variety of reasons.

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

Results of future clinical trials of our product candidates could reveal a high and/or unacceptable severity and frequency of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Further, any observed drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences could materially harm our business, financial condition and prospects.

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

As one of the central elements of our business strategy, we seek to identify appropriate patient populations most likely to benefit from our anti-metastatic drugs as well as next generation RTK inhibitors and anti-microtubule drugs being developed by potential pharmaceutical and biotechnology partners. In order to assist in identifying those subsets of patients, a companion diagnostic, which is a test or measurement that evaluates the presence of biomarkers in a patient, could be used. We anticipate that the development of companion diagnostics concurrently with our therapeutic agents or with our drugs from potential strategic partners will help us more accurately identify the patients who belong to the target subset, both during the clinical trials and in connection with the commercialization of product candidates.

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

We are a pre-commercial precision medicine company and have yet to begin to generate revenue from our product candidates. Our therapeutic and companion diagnostic product candidates are in an early stage of development, and, if we obtain marketing approval for any of products in the future, which we anticipate would not occur for several years, if at all. Additionally, we are seeking to monetize or commercialize through strategic partnerships our prognostic diagnostic tests through our CLIA-certified laboratory, located in Boston, Massachusetts.

Although we believe that our prognostic diagnostic tests represent a promising commercial opportunity, we may never gain significant market acceptance and therefore may never generate substantial revenue or profits for us. We will need to establish a market for our prognostic diagnostic tests and build that market through physician education, awareness programs and the publication of clinical data. Gaining acceptance in medical communities requires, among other things, publication in leading peer-reviewed journals of results from studies using our current tests and/or our planned cancer tests. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our current tests and our planned tests. Our ability to successfully market our prognostic diagnostic tests that we may develop will depend on numerous factors, including:

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

Our research and development and commercialization efforts for our prognostic diagnostic tests will be hindered if we are not able to contract with third parties for access to clinical samples.

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

Clinical utility studies show when and how to use a clinical test and describe the particular clinical situations or settings in which it can be applied and the expected results. Clinical utility studies also show the impact of the product results on patient care and management. Clinical utility studies are typically performed with collaborating oncologists or other physicians at medical centers and hospitals, analogous to a clinical trial, and generally result in peer-reviewed publications. Sales and marketing representatives use these publications to demonstrate to customers how to use a clinical test, as well as why they should use it. These publications are also used with payers to obtain coverage for a test, helping to assure there is appropriate reimbursement. We anticipate commencing clinical utility studies for our prognostic diagnostic tests following product launch. We will need to conduct additional studies for our prognostic diagnostic tests, and other tests we plan to introduce, to increase the market adoption and obtain coverage and adequate reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for oncologists and other physicians, adoption of our product could be impaired, and we may not be able to obtain coverage and adequate reimbursement for them.

If our sole laboratory facility becomes inoperable, we will be unable to perform our research and development and commercial activities, and our business will be harmed.

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

We have relationships and plan to enter into new relationships with suppliers and institutions that provide us with tissue samples, tissue microarrays (TMA’s), and other biological materials including antibodies that we use in developing and validating our product candidates. If one or more suppliers terminate their relationship with us or are unable to meet our requirements for samples, we will need to identify other third parties to provide us with samples and biological materials, which could result in a delay in our research and development activities, clinical studies and negatively affect our business. In addition, as we grow, our research and academic institution collaborators may seek additional financial contributions from us, which may negatively affect our results of operations.

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

We currently rely, and expect to continue to rely, on third-party suppliers for critical materials needed to perform research and development activities of our product candidates and our planned future products and any problems experienced by them could result in a delay or interruption of their supply to us.

We currently purchase raw materials, including Mabs and testing reagents for our therapeutic and diagnostic product discovery and development efforts under purchase orders and do not have long-term commercial contracts with the suppliers of these materials. If suppliers were to delay or stop producing our materials or reagents, or if the prices they charge us were to increase significantly, or if they elected not to sell to us, we would need to identify other suppliers. We could experience delays in our research and development efforts and delays in performing our prognostic diagnostic tests while finding another acceptable supplier, which could impact our results of operations. The changes could also result in increased costs associated with qualifying the new materials or reagents and in increased operating costs. Further, any prolonged disruption in a supplier’s operations could have a significant negative impact on our ability to perform our prognostic diagnostic tests in a timely manner. Some of the components used in our current or planned products are currently sole-source, and substitutes for these components might not be able to be obtained easily or may require substantial design or manufacturing modifications. Any significant problem experienced by one of our sole source suppliers may result in a delay or interruption in the supply of components to us until that supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in our operations. The inclusion of substitute components must meet our product specifications and could require us to qualify the new supplier with the appropriate government regulatory authorities.

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

We expect to along with certain third-party vendors that we contract with to collect and store sensitive data, including legally protected health information, credit card information, personally identifiable information about our employees, customers and patients, intellectual property, and our proprietary business information and that of our customers, payers and collaboration partners.  We expect to manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information. We face four primary risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk and inappropriate modification risk combined with the risk of our being able to identify and audit our controls over the first three risks.

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

In addition, the interpretation and application of consumer, health-related and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

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

As part of our business strategy, we may pursue acquisitions of businesses and assets. We also may pursue strategic alliances and joint ventures that leverage our core technology and expertise to expand our offerings or distribution. We have minimal experience with acquiring and integrating other companies or assets and limited experience with forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

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

We also face competition from companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast, lung, prostate and colorectal cancer, including public companies such as Genomic Health Inc., Agendia Inc., GE Healthcare, a business unit of General Electric Company, Hologic Inc., Myriad Genetics Inc., NanoString Technologies Inc., Novartis AG, Qiagen N.V., and Response Genetics Inc., and many other public and private companies. We also face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. We may also face competition from Illumina Inc. and ThermoFisher Scientific Inc., both of which have announced their intention to enter the clinical diagnostics market. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding Ltd., Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions.

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

The list price of our test may change as well as the list price of our competitor’s products. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced tests that could be viewed by physicians and payers as functionally equivalent to our tests or offer tests at prices designed to promote market penetration, which could force us to lower the list prices of our tests and impact our operating margins and our ability to achieve sustained profitability. Some competitors have developed tests cleared for marketing by the FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than our diagnostic test, and that may discourage adoption of and reimbursement for our diagnostic test. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenue or achieving sustained profitability and could cause the market price of our common stock to decline.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical and medical device industries and clinical laboratories. Among other things, beginning in 2013 through December 31, 2015, each medical device manufacturer was required to pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. The medical device tax has been suspended by Congress since 2016 but is scheduled to be re-imposed in 2020. Various proposals have been put forth, including by the FDA, to regulate LDTs, as medical devices. Although none of our diagnostic assays are currently listed with the FDA, we cannot assure you that the tax will not apply to services such as our laboratory operations in the future.

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

The current U.S. President and other U.S. lawmakers have made statements about potentially repealing and/or replacing the ACA and efforts are currently underway in the U.S. Congress to consider legislative actions to that end. Notably, Congress enacted legislation in 2017 that eliminates the ACA’s individual insurance mandate beginning in 2019, which may significantly impact the number of covered lives participating in exchange plans. We are monitoring the impact of the ACA and proposals to repeal, replace or refine the ACA to enable us to determine the trends and changes that may potentially impact our business over time.

 In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. Additionally, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly alters the current payment methodology under the CLFS. Under the new law, starting January 1, 2017 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period to be defined by future regulations. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2018, the Medicare payment rate for each clinical diagnostic lab test, with some exceptions, will be equal to the weighted median private payer payment for the test, as calculated using data collected by applicable laboratories during the data collection period and reported to CMS during a specified data reporting period. Also, under PAMA, CMS is required to adopt temporary billing codes to identify new clinical diagnostic laboratory tests and advanced diagnostic laboratory tests that do not already have unique diagnostic codes, and that have been cleared or approved by the FDA.

We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our therapeutic and diagnostic products or additional pricing pressures. Other potentially significant changes in policy include the possibility of modifications and elimination of programs and reductions in staffing at the FDA and CMS, and initiatives to contain or reduce governmental spending in the healthcare area, including Medicare and Medicaid reimbursement. We cannot predict what future healthcare initiatives will be introduced or implemented at the federal or state level, or how any future legislation or regulation may affect us. Any taxes imposed by federal legislation and the expansion of the government’s role in the U.S. healthcare industry generally, as well as changes to the reimbursement amounts paid by payors for our existing and future services, may reduce our profits and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

If the FDA were to begin regulating our prognostic diagnostic tests we could experience significant delays in commercializing our prognostic diagnostics, be forced to stop our sales, experience significant delays in commercializing any future products, incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval as well as experience decreased demand for our prognostic diagnostic tests and demand for reimbursement of our prognostic diagnostic tests.

Clinical laboratory tests, like our prognostic diagnostic tests including the MetaSite Breast™ and MENA diagnostic assays, are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as administered through the CMS, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called Laboratory Development Tests, or “LDTs". Most LDTs currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that our prognostic diagnostic tests are not a diagnostic kit and we also believe that they are LDTs. As a result, we believe our prognostic diagnostic tests should not be subject to regulation under established FDA policies.

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

The patent positions of biotechnology and molecular diagnostic companies, such as us, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our licensed technologies are covered by any valid and enforceable patents or are effectively maintained as trade secrets. We could incur substantial costs in seeking enforcement of any eventual patent rights against infringement, and we cannot guarantee that patents that we obtain, or in-license will successfully preclude others from using technology that we rely upon. We have applied and intend to apply for patents in the United States and other countries covering our technologies and products as and when we deem appropriate. However, these applications may be challenged or may fail to result in issued patents. We cannot predict the breadth of claims that maybe allowed and issued in patents related to biotechnology applications. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. For example, methods of treating humans are not patentable in many countries outside of the United States.

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

Inventions, and the intellectual property rights covering them, that are discovered under research, material transfer or other such collaboration agreements may become solely owned by us in some cases, jointly owned by us and the other party to such agreements in some cases and may become the exclusive property of other party to such agreements in other cases. Under some circumstances, it may be difficult to determine which party owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership of those inventions. These disputes could be costly and time consuming and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions.

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

Litigation or third-party claims of intellectual property infringement could impair our ability to develop and commercialize our products successfully.

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

We license technology necessary to develop certain products from third parties. For example, we license technology from MIT, AECOM, Cornell and IFO-Regina located in Rome, Italy, that we may use in certain product candidates and that we may use to develop certain additional product candidates. As a result, our current business plans are dependent upon our satisfaction of certain conditions to the maintenance of those license agreements and the rights we license under them. Each of the license agreements provides that we are subject to diligence obligations relating to the development and commercialization of product candidates, milestone payments, royalty payments and other obligations. In addition to these license agreements, we may seek to enter into additional agreements with other third parties in the future granting similar license rights with respect to other potential product candidates. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of any of these license agreements, or any future license agreement we may enter on which our business or product candidates are dependent, the licensor may have the right to assert a claim for damages against us or terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates. If we become liable for material damages under any of these license agreements, this could materially harm our business, prospects, financial condition and results of operations. Similarly, the loss of the rights licensed to us under these license agreements, or any future license agreement that we may enter granting us rights on which our business or product candidates are dependent, would eliminate our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

Our liquidity issues in the past have sometimes caused a delay in payment under our existing license agreements. Our business may suffer if we are unable to meet our obligations, financial or otherwise, under our existing license agreements and if these licenses terminate if the licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary additional licenses on acceptable terms.

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

A third party may hold intellectual property, including patent rights, that are important or necessary to the development or commercialization of our product candidates or to practice our related methods, in which case we would need to obtain a license from that third party or develop a different method relating to the product candidate that does not infringe the applicable intellectual property, which may not be possible. Additionally, we may identify product candidates that we believe are promising and whose composition of matter, use or manufacture are covered by the intellectual property rights of third parties. In such a case, we may desire to seek a license to pursue the development and commercialization of those product candidates. Any license that we may desire to obtain, or that we may be forced to pursue, may not be available when needed on commercially reasonable terms, or at all. Any inability to secure a license that we need, or desire could have a material adverse effect on our business, financial condition and prospects.

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

Certain administrative proceedings may be provoked by third parties before the USPTO and certain foreign patent offices, such as interference proceedings, opposition proceedings, re-examination proceedings, inter party review, post-grant review, derivation proceedings and pre-grant submissions, in which third parties may challenge the validity or breadth of claims contained in our patents or those of our licensors. An adverse result in any such administrative proceeding could put one or more of our patents at risk of being canceled or invalidated or interpreted narrowly and could put our pending patent applications at risk of not issuing, which could limit our ability to exclude competitors from directly competing with us in the applicable jurisdictions.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks Relating to our Securities

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general and the market for OTC or “bulletin board” quoted stocks in particular. Market prices for securities of early-stage life sciences companies have historically been particularly volatile. Some of the factors that may materially affect the market price of our common stock are beyond our control, may include, but are not limited to:

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

Sales of substantial amounts of our common stock, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.  As of February 28, 2018, we had outstanding 5,877,383 shares of common stock, 3,935,863 which are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act of 1933, as amended. In addition, as of February 28, 2018, we had outstanding 300,000 restricted stock units, outstanding convertible preferred stock, convertible into 4,298,579 shares of common stock, outstanding options to purchase 1,286,770 shares of our common stock, outstanding warrants to purchase 3,060,118 shares of our common stock, and outstanding convertible debt convertible into 562,082 shares of our common stock. Shares issued upon the exercise of stock options and warrants will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

We have not attracted, and do not expect to attract, the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse takeover.” Securities analysts of major brokerage firms have not provided, and may not in the future provide coverage of our securities since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

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

Cumulative dividends on the Series B Preferred Stock accrue at the rate of 8% of the Stated Value per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year, from and after the date of the initial issuance.  Dividends are payable in kind in additional shares of Series B Preferred Stock valued at the Stated Value or in cash at the sole option of the Company. At February 28, 2018 and February 28, 2017, the dividend payable to the holders of the Series B Preferred Stock amounted to approximately $42,000 and approximately $16,000, respectively. During the year ended February 28, 2018 and February 28, 2017, the Company issued 13.0520 and 34.5085 shares of Series B Preferred Stock, respectively, for payment of dividends amounting to approximately $72,000 and approximately $190,000, respectively.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Our ability to utilize our federal net operating loss, carryforwards and federal tax credits may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if an “ownership change,” as defined by Section 382 of the Code, occurs. If we have experienced an “ownership change” at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. In addition, future changes in our stock ownership (including in connection with this or future offerings, as well as other changes that may be outside of our control), may trigger an “ownership change” and, consequently, limitations under Sections 382 and 383 of the Code. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. As of February 28, 2018, we had federal net operating loss tax credit carryforwards of approximately $21.7 million, which could be limited if we have experienced or do experience any “ownership changes.” We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple “ownership changes” since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future.

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

On July 26, 2017, we entered into a second amendment to the Boston Lease for the Boston Property (the “Second Boston Lease Amendment”). The Second Boston Lease Amendment extended the term (the “Second Extension Period”) for five years from September 1, 2017 through August 31, 2022. Monthly basic rent payments are approximately $23,000 for the first year of the Second Extension Period, approximately $24,000 for the second year of the Second Extension Period, approximately $25,000 for the third year of the Second Extension Period, approximately $25,000 for the fourth year of the Second Extension Period, and approximately $26,000 for the fifth year of the Second Extension Period.

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

	Common Stock
	High	Low
March 1, 2016 through May 31, 2016	$3.50	$1.55
June 1, 2016 through August 31, 2016	$2.19	$1.00
September 1, 2016 through November 30, 2016	$3.45	$1.40
December 1, 2016 through February 28, 2017	$1.97	$1.26
March 1, 2017 through May 31, 2017	$1.61	$1.11
June 1, 2017 through August 31, 2017	$1.35	$0.60
September 1, 2017 through November 30, 2017	$1.35	$0.66
December 1, 2017 through February 28, 2018	$1.35	$0.55

On May 18, 2018, the last reported price for our common stock on the OTCQB was $0.80.

Number of Record Holders of Our Common Stock

As of May 18, 2018, we had 5,877,383 shares of our common stock outstanding and 163 holders of record of our common stock. The number of record holders was determined from our records and the records of our transfer agent.

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

Cumulative dividends on the shares of Series B Preferred Stock accrue at the rate of 8% of the Stated Value per annum, payable quarterly, on March 31, June 30, September 30, and December 31 of each year, commencing on March 31, 2015. Dividends are payable in additional shares of Series B Preferred Stock valued at the Stated Value or in cash at our sole option.

Securities Authorized for Issuance Under Equity Compensation Plans

On February 27, 2012, in connection with the Share Exchange, we assumed the 2012 Incentive Plan from MBM. On June 22, 2015, our shareholders approved amending our 2012 Incentive Plan to increase the number of authorized shares of common stock reserved for issuance under the 2012 Incentive Plan to a number not to exceed fifteen percent (15%) of the issued and outstanding shares of common stock on an as converted primary basis (the “As Converted Primary Shares”) on a rolling basis. For calculation purposes, the As Converted Primary Shares shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2012 Incentive Plan. The number of authorized shares of common stock reserved for issuance under the 2012 Incentive Plan shall automatically be increased concurrently with the Company’s issuance of fully paid and non- assessable shares of As Converted Primary Shares. Shares shall be deemed to have been issued under the 2012 Incentive Plan solely to the extent actually issued and delivered pursuant to an award. As of February 28, 2018, there were an aggregate of 1,644,457 shares authorized for issuance under the 2012 Incentive Plan and 483,647 shares available for issuance under the 2012 Incentive Plan.

The objective of the 2012 Incentive Plan is to maximize the effectiveness and efficiency of the Company’s operations by attracting key talent, aligning and incentivizing employees to corporate goals and reducing the risk of voluntary employee turn-over. We may issue securities pursuant to the 2012 Incentive Plan or outside the 2012 Incentive Plan.

	Equity Compensation Plan Information as of February 28, 2018
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders *	730,103(1)	$5.41	483,647
Equity compensation plans not approved by security holders	-	$-	-

Total	730,103	$5.41	483,647

(1)
Does not include (i) 130,707 restricted shares of common stock issued under the 2012 Incentive Plan, of which 120,505 have vested and 10,202 are subject to milestone vesting, and (ii) 300,000 restricted stock units issued under the 2012 Incentive Plan, of which 225,000 have vested and 75,000 are subject to time-based vesting.

* Additionally, as of February 28, 2018, outside of the 2012 Incentive Plan, we have issued an aggregate of 556,667 stock options with a weighted-average strike price of $2.65 per share and an aggregate of 34,989 restricted shares of common stock, of which 33,655 shares have vested and 1,334 are subject to milestone vesting.

Transfer Agent

The transfer agent for our Common Stock is Transhare Corporation, 15500 Roosevelt Blvd, Suite 301, Clearwater, Florida 33760, Tel. (303) 662-1112.

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

Overview

MetaStat is a precision medicine company dedicated to improving survival of patients with aggressive cancer. Our therapeutic focus targets a critical metastatic pathway in solid tumors responsible for driving tumor resistance and the spread of aggressive cancer. MetaStat’s goal is to transform the treatment of aggressive cancer into a manageable disease through targeted therapies that arrest metastatic progression and improve survival. We are leveraging our core expertise in understanding the tumor micro-environment and drivers of the metastatic cascade to develop anti-metastatic therapeutics pared with companion diagnostics. Our unique approach is to target tumor cell dissemination and cancer metastasis which is responsible for over 90% of cancer-related deaths.

Going Concern

Since our inception, we have generated significant net losses. As of February 28, 2018, we had an accumulated deficit of approximately $29.5 million. We incurred net losses of approximately $3.2 million and approximately $2.9 million for the year ended February 28, 2018 and February 28, 2017, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, to scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payers, and our ability in the short term to collect from payers often requiring a case-by-case manual appeals process. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in this Form 10-K for the year ended February 28, 2018.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales or otherwise. In the future, we expect that we will seek to generate revenue primarily from product sales, but we may also generate non-product revenue from sources including, but not limited to research funding, development and milestone payments, and royalties on future product sales in connection with any out-license or other strategic relationships we may establish. We record these payments as non-product revenue in the statement of operations and recognize these non-product revenue upon delivery and acceptance of the test results or other deliverables.

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

Research and Development Expenses

Historically, the majority of research and development expenses were focused on our prognostic diagnostic tests for breast cancer. During the year ended February 28, 2018, our research and development activities primarily focused on our anti-metastatic drugs and related companion diagnostics which are based on the MENA pathway. Research and development activities are central to our business model and we expect future research and development expenses to be focused on the development of therapeutics and companion diagnostics.

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

Results of Operations

Comparison of the Years Ended February 28, 2018 and February 28, 2017

Revenues.  Research collaboration revenue in connection with certain research and development activities was approximately $23,000 for the year ended February 28, 2018. There were no revenues for the year ended February 28, 2017.

General and Administrative Expenses. General and administrative expenses totaled approximately $2.32 million for the year ended February 28, 2018 as compared to approximately $2.34 million for the year ended February 28, 2017. This represents a slight decrease of approximately $21,000 or approximately 1% for the year ended February 28, 2018, as compared to the year ended February 28, 2017. Stock-based compensation and depreciation was approximately $455,000 and approximately $5,000, respectively for the year ended February 28, 2018, as compared to approximately $495,000 and approximately $15,000, respectively for the year ended February 28, 2017. Excluding non-cash stock-based compensation related to stock options and depreciation expenses, general and administrative expenses slightly increased by approximately $27,000 or approximately 1% to approximately $1.86 million for the year ended February 28, 2018 from approximately $1.83 million for the year ended February 28, 2017.

The approximately $27,000 of increased general and administrative spending was primarily due to increases in payroll, bonus and personnel related expense of approximately $156,000, increased rent of approximately $38,000, increased insurance expenses of approximately $23,000 and increased state and franchise tax payments of approximately $10,000. These increased general and administrative costs were partially offset by decreases related to public company expenses, including investor relations and corporate communications of approximately $124,000, as well as decreases in corporate and intellectual property and patent legal expenses of approximately $55,000 and accounting and audit expenses of approximately $16,000. We expect general and administrative expenses to increase for the next fiscal year ending February 28, 2019 with projected increases in payroll and personnel related expense, public company expenses, information technology and related expenses, rent and office related costs, consulting expenses, and professional fees related to intellectual property and patents, among others, as compared to the fiscal year ended February 28, 2018.

Research and Development Expenses. Research and development totaled approximately $1.3 million for the year ended February 28, 2018, as compared to approximately $1.0 million for the year ended February 28, 2017. This represents an increase of approximately $247,000 or approximately 25% for the year ended February 28, 2018, as compared to the year ended February 28, 2017. Stock-based compensation and depreciation was approximately $195,000 and approximately $85,000, respectively for the year ended February 28, 2018, as compared to approximately $85,000 and approximately $81,000, respectively for the year ended February 28, 2017. Excluding non-cash stock-based compensation related to stock options and depreciation expenses, research and development expenses increased by approximately $134,000, or approximately 16%, to approximately $977,000 for the year ended February 28, 2018, from approximately $843,000 for the year ended February 28, 2017.

Increased research and development spending was primarily due to increases in payroll, bonus and personnel related expense of approximately $129,000, licensing fees of approximately $61,000, supplies and materials of approximately $29,000, and rent expenses of approximately $24,000, partially offset by decreases in consulting expense of approximately $113,000. We expect research and development expenses to increase for the next fiscal year ending February 28, 2019 as we conduct research and development activities related to the development of our lead anti-metastatic drug compounds and our MENA diagnostic assay in which we incur payroll and related expense for new employees and increased consulting and supplies and materials expenses. Research and development expenses for the years ended February 28, 2018 and February 28, 2017 include approximately $664,000 and $309,000, respectively, of research and development reimbursement earned by us in connection with our collaborative arrangement as described in Note 11.

Other Expenses (Income). Other income was approximately $369,000 for the year ended February 28, 2018, as compared to other income of approximately $406,000 for the year ended February 28, 2017. This represents a change of approximately $36,000. Other income for the year ended February 28, 2018 mostly comprised of approximately $488,000 gain from the change in fair value of the warrant liability offset by approximately $119,000 of interest expense on the notes payable. Other income for the year ended February 28, 2017 mostly comprised of approximately $2.4 million gain from the change in fair value of the warrant liability, and approximately $614,000 gain on the change in fair value of the embedded put feature related to the notes payable, offset by approximately $1.4 million loss on extinguishment related to the exchanges of notes payable, approximately $1.1 millions of interest expense on the notes payable, and approximately $112,000 loss on sale of ASET note receivable.

Net Loss. As a result of the factors described above, our net loss increased by approximately $239,000 to approximately $3.2 million for the year ended February 28, 2018 as compared to approximately $2.9 million for the year ended February 28, 2017.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses and, as of February 28, 2018, we had an accumulated deficit of approximately $29.5 million. We have not yet generated any product revenue or achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, general and administrative and commercialization expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve revenue and/or profitability.

Sources of Liquidity

Since our inception, substantially all of our operations have been financed through the sale of our common stock, preferred stock, and promissory notes. Through February 28, 2018, we had received net proceeds of approximately $11.78 million through the sale of common stock and/or Series A-2 Preferred Stock to investors, approximately $0.26 million through the sale of Series A Preferred Stock to investors, approximately $3.39 million through the sale of Series B Preferred Stock to investors, approximately $3.46 million from the sale of convertible promissory notes and approximately $1.82 million from the sale of non-convertible promissory notes.  As of February 28, 2018, we had cash and cash equivalents of approximately $0.3 million and debt of approximately $1.0 million. Through February 28, 2018, we have issued and outstanding warrants to purchase 3,060,118 shares of our common stock at a weighted average exercise price of $4.34 per share, which could result in proceeds to us of approximately $13.3 million if all outstanding warrants were exercised for cash. Subsequent to February 28, 2018, we completed an offering non-convertible promissory bridge notes on March 30, 2018, which resulted in net proceeds of approximately $1.13 million prior to the repayment of $0.3 million of then outstanding debt (See Note 13 – Subsequent Events).

Cash Flows

At February 28, 2018, we had approximately $0.3 million in cash and cash equivalents, compared to approximately $0.8 million in on February 28, 2017.

Net cash used in operating activities was approximately $2.7 million for the year ended February 28, 2018, as compared to approximately $2.3 for the year ended February 28, 2017. The increase in cash used of approximately $0.4 million was primarily due to increased operating expenses and the recognition of upfront payments for research and development reimbursement. We expect amounts used in operating activities to increase for the next fiscal year ending February 28, 2019 and beyond as we grow our corporate operations.

Net cash used in investing activities was approximately $30,000 for the year ended February 28, 2018, compared to approximately $1,000 of cash used for the year ended February 28, 2017. This increase of approximately $29,000 was attributed to laboratory equipment purchases. We expect amounts used in investing activities to increase for the next fiscal year ending February 28, 2019 and beyond as we grow our corporate operations, expand research and development activities and add capacity in our laboratory including related to information technology, which is expected to result in an increase of our capital expenditures.

Net cash provided by financing activities during the year ended February 28, 2018 was approximately $2.3 million, compared to approximately $2.7 million for the year ended February 28, 2017. Financing activities consisted primarily of proceeds from the sale of common stock, Series A-2 preferred stock and warrants for the year ended February 28, 2018, and primarily from the issuance of common stock, Series A-2 preferred stock and warrants, and notes and warrants for the year ended February 28, 2017.

Contractual Obligations

As of February 28, 2018, we had the following contractual commitments:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years
	(In thousands)
License Agreement (1)	$700	$100	$300	$200

Second License Agreement (2)	$620	$60	$260	$200

Alternative Splicing License Agreements (6)	$350	$50	$150	$100

Alternative Splicing License Agreements (7)	$-	$-	$-	$-

Antibody License Agreement (8)	$140	$20	$60	$40

Lease Agreement (5)	$1,348	$284	$906	$158

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

(5)	Only includes basic rent payments through August 31, 2022. Additional monthly payments under the lease agreement shall include tax payments and operational costs.

License Agreements

Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  We have satisfied all license maintenance payments due through February 28, 2018. We are required to make payments of $100,000 in 2018 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the License Agreement.

Pursuant to the Second License Agreement, we are required to make annual license maintenance fee payments beginning on January 3, 2013. In February 2017, we amended the Second License Agreement to reduce the maintenance payment for 2016 from $30,000 to $5,000, 2017 from $50,000 to $5,000, 2018 from $75,000 to $5,000, 2019 from $100,000 to $60,000, and 2020 from $100,000 to $60,000. We are required to make payments of $100,000 in 2021 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the Second License Agreement, however the maintenance payments for 2017 and 2018 totaling $10,000 are currently outstanding.

Pursuant to the Alternative Splicing Diagnostic License Agreement and the Alternative Splicing Therapeutic License Agreement, we are required to make annual license maintenance fee payments for each license beginning on January 1, 2015. The license maintenance payments of $37,500 for 2018 is currently outstanding. We are required to make additional payments of $50,000 in 2019 and every year each license is in effect thereafter. The parties are currently in discussions regarding amending the Alternative Splicing Diagnostic License Agreement and the Alternative Splicing Therapeutic License Agreement and as such, we are in compliance the Alternative Splicing Diagnostic License Agreement and the Alternative Splicing Therapeutic License Agreement.

Pursuant to the Antibody License Agreement, we are required to make license maintenance fee payments beginning on January 1, 2015. We have satisfied all license maintenance payments due through February 28, 2018. We are required to make additional payments of $20,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the Antibody License Agreement.

Lease Agreements

On August 28, 2014, we entered into a lease agreement, subsequently amended (the “Boston Lease”) for our diagnostic laboratory and office space located at 27, Drydock Ave, 2nd Floor, Boston, MA 02210 (the “Boston Property”). We paid a $40,000 security deposit in connection with entering into the Boston Lease.

On July 26, 2017, we entered into a second amendment to the Boston Lease for the Boston Property (the “Second Boston Lease Amendment”). The Second Boston Lease Amendment extended the term (the “Second Extension Period”) for five years from September 1, 2017 through August 31, 2022. Monthly basic rent payments are approximately $23,000 for the first year of the Second Extension Period, approximately $24,000 for the second year of the Second Extension Period, approximately $25,000 for the third year of the Second Extension Period, approximately $25,000 for the fourth year of the Second Extension Period, and approximately $26,000 for the fifth year of the Second Extension Period.

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

Equipment

We intend to enter into arrangements for the acquisition of additional laboratory equipment, computer hardware and software, including data storage, leasehold improvements and office equipment in fiscal year ending February 28, 2019 as we continue to expand our research and development activities. We cannot at this time provide assurances that we will be able to enter into agreements with vendors on terms commercially favorable to us or that we will be able to enter into such arrangements without securing additional financing.

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash and cash equivalents will not be sufficient to fund our operations through for the next twelve months, without raising additional capital. We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs as we further our preclinical activities and subsequently advance our drug candidates in development into clinical trials in conjunction with the development of our companion diagnostic assays. It may take several years to move any one of a number of product candidates in clinical research through the development and validation phases to commercialization. We expect that our existing cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes including a reduction of contractual obligations. We have no current plans, agreements or commitments with respect to any acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

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

Our future funding requirements will depend on many factors, including the following:

●
the timing, cost and progress of our preclinical and clinical development activities for our drug candidates;

●
the timing, cost and progress of our development activities for our companion diagnostic tests in support our drug candidates;

●
successful enrollment in and completion of clinical trials;

●
the timing and outcome of regulatory review of our drug candidates and companion diagnostics;

●
our ability to establish agreements with third-party manufacturers for clinical supply for our clinical trials and, if any of our drug candidates are approved, commercial manufacturing;

●
the rate of progress and cost of research and development activities associated with expansion of our current diagnostic tests and the development of new tests;

●
the cost associated with expanding our laboratory operations for our prognostic diagnostic tests, including selling and marketing efforts;

●
the cost and delays in product development and commercialization as a result of any changes in regulatory oversight applicable to our products or operations;

●
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we obtain marketing approval;

●
the cost related to filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●
the addition and retention of key research and development personnel;

●
our efforts to enhance operational, financial, and information technology and management systems, and hire additional personnel, including personnel to support our product development and commercialization efforts;

●
the economic and other terms in connection with strategic collaborations, license agreements or other relationships in which we may enter into or investments or acquisitions we may seek to enter into; and

●
the impact of changes in Federal, state and international taxation.

Until we can generate a sufficient amount of revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through a combination of equity and debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. The issuance of equity or convertible debt securities will result in dilution to stockholders. Additionally, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders’. Debt and preferred equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us. We cannot make any assurances that additional financings will be completed on a timely basis, on acceptable terms or at all. If we are unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which could cause the price of our common stock to decline. It could also lead to the reduction or suspension of our operations and ultimately force the Company to cease operations.

Income Taxes

Since inception, we have incurred operating losses and, accordingly, have not recorded a provision for income taxes for any of the periods presented. As of February 28, 2018, we had cumulative net operating loss carryforwards for federal income tax purposes of approximately $21.7 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire between 2029 and 2037. Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to restrictions contained in the Internal Revenue Code that are applicable if we experience an “ownership change.” The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before they can be used.

The Tax Cuts and Jobs Act (the “Act”) was enacted into law in December 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 34 percent to 21 percent effective January 1, 2018 and eliminates the alternative minimum tax for corporations. The reduction of the corporate tax rate resulted in a decrease of the Company’s net deferred tax assets of approximately $3.4 million, and a corresponding decrease of the valuation allowance.

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

Management carried out an evaluation, under the supervision of the Chief Executive Officer and Vice President, Finance, of the effectiveness of disclosure controls and procedures as of February 28, 2018. Based upon that evaluation, management, including the Chief Executive Officer and Vice President, Finance, concluded that the design and operation of disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of February 28, 2018.  In making this assessment, management used the criteria set forth by Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management concluded that internal control over financial reporting was effective as of February 28, 2018.

As a smaller reporting company, we are not required to obtain an attestation report from our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting

We have had no changes in internal control over financial reporting during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting have been described above.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Douglas A. Hamilton	52	President, Chief Executive Officer and Director
Daniel H. Schneiderman	40	Vice President of Finance
Jerome B. Zeldis, M.D., Ph.D.	68	Chairman of the Board of Directors
Paul Billings, M.D., Ph.D.	65	Director

Douglas A. Hamilton. Mr. Hamilton was appointed our president and chief executive officer effective as of June 17, 2015 and appointed to our board of directors effective as of May 4, 2017. Mr. Hamilton has consulted for us as acting chief financial officer since August 2014. Prior to joining the Company, Mr. Hamilton served as partner at New Biology Ventures, LLC, a life-sciences focused venture capital incubator founded by Mr. Hamilton since 2007.  From January 2012 through January 2014, Mr. Hamilton was chief financial officer of S.E.A. Medical Systems, Inc. From 1999 to 2006, Mr. Hamilton served as chief financial officer and chief operating officer for Javelin Pharmaceuticals, Inc. (acquired by Hospira, Inc.), in which he led the company to commercialization and through the private to public transition, including a successful national markets up-listing. Prior to Javelin, Mr. Hamilton was the chief financial officer and director of business development for PolaRx Biopharmaceuticals, Inc. (acquired by Cell Therapeutics, Inc., now owned by Teva Pharmaceuticals). Mr. Hamilton also served for several years in portfolio and project management at Pfizer, Inc. and Amgen, Inc., sales and marketing at Pharmacia Biotech (now GE Healthcare Life Sciences), and research at Connaught Laboratories (now Sanofi-Pasteur). Mr. Hamilton earned his Bachelor of Science degree from the Department of Medical Genetics at the University of Toronto and his MBA from the Ivey Business School at Western University.

Daniel H. Schneiderman. Mr. Schneiderman was appointed vice president of finance effective December 21, 2012 and has served as the Company's vice president, controller and corporate secretary since February 27, 2012. Mr. Schneiderman has over fifteen years of investment banking and corporate finance experience, focusing on private and public small capitalization companies mainly in the healthcare, life sciences and technology sectors. Prior to joining the Company, he was vice president of investment banking for Burnham Hill Partners LLC, where he worked since 2008. From 2004 through 2008, Mr. Schneiderman was vice president of investment banking at Burnham Hill Partners, a division of Pali Capital, Inc. While at Burnham Hill Partners, Mr. Schneiderman helped raise in excess of $500 million in capital through private placements, PIPEs and registered offerings as well as more complex transactions including restructurings and recapitalizations. Previously, Mr. Schneiderman worked at H.C. Wainwright & Co., Inc. in 2004 as an investment banking analyst. Mr. Schneiderman holds a Bachelor's Degree in Economics from Tulane University. Mr. Schneiderman previously served as a board member for Unleashed, a not-for-profit organization in New York dedicated to dog rescue and animal rights.

Jerome B. Zeldis, M.D., Ph.D. Dr. Zeldis was appointed to our board of directors and vice chairman of the board effective as of April 25, 2016, and as Chairman of the Board effective as of May 5, 2017. Dr. Zeldis is currently the Chief Medical Officer and President of Clinical Research at Sorrento Therapeutics, Inc., positions he has held since August 2016. Previously, Dr. Zeldis was Chief Medical Officer of Celgene Corporation and CEO of Celgene Global Health, until June 2016. Prior to that he was Celgene’s Senior Vice President of Clinical Research and Medical Affairs and had been at Celgene since February 1997. He attended Brown University for an A.B., M.S., followed by Yale University for an M.Phil., M.D., Ph.D. in Molecular Biophysics and Biochemistry (immunochemistry). Dr. Zeldis trained in Internal Medicine at the UCLA Center for the Health Sciences and Gastroenterology at the Massachusetts General Hospital and Harvard Medical School. He was Assistant Professor of Medicine at the Harvard Medical School, Associate Professor of Medicine at University of California, Davis, Clinical Associate Professor of Medicine at Cornell Medical School and Professor of Clinical Medicine at the Robert Wood Johnson Medical School in New Brunswick, New Jersey. Prior to working at Celgene, Dr. Zeldis worked at Sandoz Research Institute and Janssen Research Institute in both clinical research and medical development. He has been a board member of a few start-up biotechnology companies and is currently Chairman of the board of Alliqua Biomedical and Trek Therapeutics in addition to board positions at PTC Therapeutics and Soligenix. He has published 122 peer reviewed articles and is the named inventor on 43 U.S. patents. Dr. Zeldis’ extensive knowledge of the biotechnology industry, his extensive role in drug development and clinical studies as well as his directorships in other life science companies qualify him to serve as our director and Chairman of the Board.

Paul Billings, M.D., Ph.D. Dr. Billings was appointed to our board of directors effective as of May 24, 2017. Dr. Billings is a board-certified internist and clinical geneticist. Dr. Billings is currently the Chief Medical Officer and Senior Vice President of Medical Affairs at Natera, Inc., a leading global provider of cell free DNA tests, positions he has held since April 2018. He is also a partner at the Bethesda Group Fund L.P., a position he has held since January 2016. From January 2015 to January 2016, Dr. Billings served as Executive-in-Residence at the California Innovation Center of Johnson and Johnson, Inc. He has also served as the Medical Director of the IMPACT program at ThermoFisher Scientific, Inc. (TFS) from 2013 to 2015. From 2010 to 2014, he served as the first and only Chief Medical Officer at Life Technologies Corporation (which was acquired by TFS), and the Genetic Sciences Division of TFS. Dr. Billings has previously served as a director of Ancestry.com Inc. from February 2012 to May 2013. He serves as an advisor or director for many private companies, including Fabric Genomics, Inc. (formerly Omicia, Inc.), ProterixBio, Inc., Mission Bio, Inc., Aueon, Inc. and PAX Neuroscience Inc. He held senior management positions at Cord Blood Registry, Inc, GeneSage, Inc., Laboratory Corporation of America Holdings (LabCorp), and CELLective DX Corporation. Dr. Billings’ clinical experience includes senior administrative positions at El Camino Hospital and the Veteran’s Administration and he served as a physician at many medical centers. He has held academic appointments at prestigious universities including Harvard University, Stanford University, U.C. Berkeley, and U.C. San Francisco. He is a prolific author with nearly 200 publications and books on genomic medicine. Dr. Billings holds an M.D. from Harvard Medical School and a Ph.D. in immunology, also from Harvard University. Dr. Billings is a nationally recognized expert on genomic and precision medicine, and his extensive medical and managerial experience in the field of personalized medicine qualifies him to serve as our director.

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

Scientific and Clinical Advisory Board

Effective as of October 24, 2012, the board of directors formally established a Scientific Advisory Board whose primary responsibilities include advising our management and the board on the long-term direction of our scientific and research goals and a Clinical Advisory Board whose primary responsibilities include advising our management and the Board on the most efficient translation of our scientific and research discoveries to clinical practice. We currently have consulting contracts with Bruce Zetter, Ph.D. Renato Skerlj and Frank Gertler, Ph.D. for scientific advisory and other consulting services.

Bruce R. Zetter, Ph.D. Dr. Bruce Zetter serves as chief scientific officer and vice president of research at Boston Children's Hospital and the Charles Nowiszewski Professor of Cancer Biology at Harvard Medical School. Dr. Zetter serves as a consultant and scientific advisor to major biotechnology and pharmaceutical companies. He is highly regarded nationally and internationally as a leader in the research of tumor angiogenesis, progression, cancer diagnosis, and cancer metastasis. He served as head of scientific advisors at ProNAi Therapeutics, Inc. since November 2012. He served as a medical & scientific advisor of Mersana Therapeutics Inc. He co-founded Predictive Biosciences Inc. in 2006. Dr. Zetter served as an expert witness for the United States Senate Cancer Coalition hearings in Washington, DC. He serves as chairman of Scientific Advisory Board of the Scientific Advisory Board of SynDevRx, Inc., and Cerulean Pharma Inc. He served as chairman of Scientific Advisory Board of Tempo Pharmaceuticals Inc. and Predictive Biosciences, Inc. He serves as member of Scientific Advisory Board at Blend Therapeutics, Inc. He serves as member of Scientific & Medical Advisory Board at ProNAi Therapeutics, Inc. Dr. Zetter serves as a member of the board of directors and member of Advisory Board of Attenuon, LLC. Dr. Zetter serves on the Advisory Boards of Angstrom Pharmaceuticals and GMP Companies. He also serves on several grant review boards for public agencies such as the American Heart Association and American Cancer Society and serves on the editorial board of 11 peer-reviewed journals. Dr. Zetter served as member of Scientific Advisory Board of Tempo Pharmaceuticals Inc., Synta Pharmaceuticals Corp., and BioTrove, Inc. His research interests focus on tumor metastasis and on identifying diagnostic and prognostic markers that can guide treatment decisions. He has chaired the grant review board on breast and prostate cancer for the National Institutes of Health. Dr. Zetter is a pioneer in understanding how cell movement affects tumor metastasis and is recognized for his key discovery of the inhibitory effects of alpha interferon to endothelial cell locomotion. His work led to the use of interferon alpha to treat hemangiomas. Dr. Zetter serves as a professor in the Department of Surgery at Harvard Medical School since 1978. Dr. Zetter has won numerous national and international awards for his work in the field of cancer research including a Faculty Research Award from the American Cancer Society and the prestigious MERIT award from the US National Cancer Institute. He has also received three teaching awards from the students at Harvard Medical School for excellence as a teacher and as a course director. He has authored more than 100 articles and has more than 20 patents to his credit. Dr. Zetter received a B.A. degree in Anthropology from Brandeis University. Dr. Zetter earned his Ph.D. from University of Rhode Island and he completed postdoctoral fellowships at Massachusetts Institute of Technology (MIT) and the Salk Institute in San Diego.

Renato Skerlj, Ph.D. Dr. Skerlj serves as Vice President of Drug Discovery and Preclinical Development at Lysosomal Therapeutics Inc. Dr. Skerlj is a co-founder and a Member of Scientific Advisory Board of X4 Pharmaceuticals Inc. and co-founder of Noliva Therapeutics. He has over 25 years of pharmaceutical experience in drug development resulting in two marketed drugs: Invanz® and Mozobil® and multiple drugs in clinical development. Previously, Dr. Skerlj served as the Head of Small Molecule Discovery at Genzyme, prior to its acquisition by Sanofi. He served as Vice President of Chemistry for AnorMED Inc., a publicly-traded company acquired by Genzyme for $580 million in 2006. Prior to AnorMED Inc., Dr. Skerlj served as a Senior Research Chemist at Merck & Co., Inc. and Senior Scientist at Johnson Matthey's biomedical research group. Dr. Skerlj earned his doctorate from the University of British Columbia and completed a fellowship at the University of Oxford in Dr. Stephen Davies’ laboratory.

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

As a result of the current and ongoing restructuring of our Board, we intend to appoint independent directors to the Board and to chair each committee of our Board as soon as reasonably possible. The Board considers all of its members equally responsible and accountable for oversight and guidance of its activities.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended February 28, 2018, all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner, except that except that Dr. Zeldis, Dr. Billings, and Mr. Hamilton failed to timely file Form 4s in connection with the issuance of restricted stock units in October 2017.

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

	Fiscal Year			Stock	Option	All Other
	Ended	Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	February 28	($)	($)	($) (1)	($) (1)	($)	($)

Douglas A. Hamilton, President, CEO and Director (2)	2018	$260,000	$153,500	$178,000	$32,694	$-	$624,194
	2017	$260,000	$-	$-	$452,534	$-	$712,534

Daniel H. Schneiderman, VP, Finance (3)	2018	$165,000	$30,938	$-	$91,081	$-	$287,019
	2017	$165,000	$-	$-	$169,701	$-	$334,701

(1)
Represents the aggregate fair value of stock and option awards computed as of the grant date of each option, common stock or restricted stock units issuance in accordance with the FASB ASC Topic 718, rather than amounts actually paid to or realized by the named individual. There can be no assurance that options will be exercised (in which case no value will be realized by the individual), that the value on exercise of options will approximate the compensation expense we recognized, or that the price of our common stock when restricted stock units are fully vested and settled will equal or exceed the price of our common stock on the date of the applicable restricted stock unit awards.

(2)
Mr. Hamilton’s compensation for the year ended February 28,2018 includes a bonus of $153,500, which payment was deferred incompliance with Section 409A of the Internal Revenue Code, (ii) the issuance of 200,000 fully vested restricted stock units on October11, 2017, and (iii) the issuance of 30,000 stock options exercisable at $3.00 per share on April 4, 2017, subject to certaintime-based vesting milestones.

(3)
Mr. Schneiderman’s compensation for the year ended February28, 2018 includes (i) a bonus of $30,938, which payment was deferred in compliance with Section 409A of the Internal Revenue Code, (ii) the issuance of 25,000 stock options exercisable at$3.00 per share on April 4, 2017, subject to certain time-based vesting milestones, and (iii) the issuance of 76,962 stock options exercisable at $0.93 per share on January 12, 2018, subject to certain time-based vesting milestones.

Employment Agreements with Executive Officers

Employment Agreement with Douglas A. Hamilton

Effective as of October 31, 2017, we entered into a new employment agreement with Douglas A. Hamilton to serve as our President and Chief Executive Officer for a term of two years. Mr. Hamilton had been serving as the Company’s President and Chief Executive Officer without an employment agreement since the expiration of his previous employment agreement on June 17, 2017. The employment agreement provides for a base salary of $260,000 and an annual milestone bonus equal to 150% of Mr. Hamilton’s compensation thereunder, based on his attainment of certain financial, clinical development, and/or business milestones to be established annually by the Company’s board of directors or compensation committee.  The employment agreement is terminable by either party at any time. In the event of termination by the Company without cause or by Mr. Hamilton for good reason not in connection with a change of control, as those terms are defined in the employment agreement, Mr. Hamilton is entitled to six months’ severance. In the event of termination by the Company without cause or by Mr. Hamilton for good reason in connection with a change of control, as those terms are defined in the employment agreement, he is entitled to twelve months’ severance. The employment agreement contains standard confidential and proprietary information, and one-year non-competition and non-solicitation provisions.

Employment Agreement with Daniel H. Schneiderman

Effective as of May 27, 2013, we entered into an employment agreement with Daniel H. Schneiderman, to serve as our vice president of finance and secretary. The employment agreement with Mr. Schneiderman provides for a base salary of $125,000, and an annual milestone bonus upon the attainment of certain financial, clinical development and/or business milestones to be established annually by our board of directors or compensation committee. Effective October 1, 2014, the compensation committee and board of directors authorized an increase to Mr. Schneiderman’s annual base salary to $165,000. The employment agreement is terminable by either party at any time. In the event of termination by us without cause or by Mr. Schneiderman for good reason not in connection with a change of control, as those terms are defined in the agreement, Mr. Schneiderman is entitled to six months’ severance. In the event of termination by us without cause or by Mr. Schneiderman for good reason in connection with a change of control, as those terms are defined in the agreement, he is entitled to twelve months’ severance. The employment agreement contains standard confidential and proprietary information, and one-year non-competition and non-solicitation provisions.

Consulting Agreements with Key Consultants

Consulting Agreement with Michael J. Donovan, Ph.D., M.D.

Effective as of August 1, 2015, the Company and Dr. Donovan entered into a consulting agreement whereby Dr. Donovan serves as the Company’s acting Chief Medical Officer. The consulting agreement will terminate on December 31, 2018 and calls for compensation at a rate of $400 per hour up to a maximum of $2,500 per day. The consulting agreement may be terminated by either party with thirty days’ notice.

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended February 28, 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Jerome B. Zeldis (2)	$-	70,500	-	-	-	-	$70,500
Paul Billings (3)	$-	44,500	-	-	-	-	$44,500
Richard Berman (4)	$-	26,000	-	-	-	-	$26,000
Martin Driscoll (5)	$-	26,000	-	-	-	-	$26,000
Oscar Bronsther (6)	$-	26,000	-	-	-	-	$26,000
H. Philip Goodeve (7)	$-	26,000	-	-	-	-	$26,000

(1)
Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)
Dr. Zeldis was issued 20,000 restricted shares of fully vested common stock approved by the board of directors on April 4, 2017 . Additionally, Dr. Zeldis was issued 50,000 restricted stock units on October 11, 2017, which vest for active service as follows: (a) 12,500 shares on January 11, 2018, (b) 12,500 shares on April 11, 2018, (c) 12,500 shares on July 11, 2018, and (d) 12,500 shares on October 11, 2018. Vested restricted stock units settle on the October 11, 2020, unless accelerated due to departure from the board of directors or a change of control.

(3)
Dr. Billings was issued 50,000 restricted stock units on October 11, 2017, which vest for active service as follows: (a) 12,500 shares on January 11, 2018, (b) 12,500 shares on April 11, 2018, (c) 12,500 shares on July 11, 2018, and (d) 12,500 shares on October 11, 2018. Vested restricted stock units settle on the October 11, 2020, unless accelerated due to departure from the board of directors or a change of control.

(4)
Richard Berman was issued 20,000 restricted shares of fully vested common stock approved by the board of directors on April 4, 2017. Mr. Berman resigned from the board of directors effective May 3, 2017.

(5)
Martin J. Driscoll was issued 20,000 restricted shares of fully vested common stock approved by the board of directors on April 4, 2017. Mr. Driscoll resigned from the board of directors effective April 25, 2017.

(6)
Dr. Bronsther was issued 20,000 restricted shares of fully vested common stock approved by the board of directors on April 4, 2017. Dr. Bronsther resigned from the board of directors effective May 3, 2017.

(7)
H. Phillip Goodeve was issued 20,000 restricted shares of fully vested common stock approved by the board of directors on April 4, 2017. Mr. Goodeve resigned from the board of directors effective May 3, 2017.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding 2012 Incentive Plan awards for each named executive officer as of February 28, 2018.

	Option Awards					Stock Awards
	Equity Incentive Plan Awards:					Equity Incentive Plan Awards:
								Number	Market or
	Number of	Number of	Number of				Market	of	payout value
	securities	securities	securities			Number of	value of	unearned shares	of unearned
	underlying	underlying	underlying			shares of	shares of	that	shares that
	unexercised	unexercised	unexercised	Option	Option	stock that	stock that	have not	have not
	options (#)	options (#)	unearned	exercise	expiration	have not vested	have not vested	vested	vested
Name	exercisable	unexercisable	options (#)	price ($)	date	(#)	($) (1)	(#)	($) (1)
Douglas A. Hamilton	30,000	-	-	$3.00	4/4/2027	-	$-	-	$-
	20,000	-	40,000	$8.25	6/17/2025	-	$-	-	$-

Daniel H. Schneiderman	76,962	-	-	$0.93	1/12/2018	-	$-	-	$-
	25,000	-	-	$3.00	4/4/2017	-	$-	-	$-
	20,000	-	-	$3.55	2/3/2026	-	$-	-	$-
	3,667	-	-	$10.20	1/6/2022	-	$-	-	$-
	3,334	-	-	$48.75	4/5/2023	-	$-	-	$-
						1,334	$1,641	-	$-

(1)
Market value based on closing price of common stock at February 28, 2018.

The following table summarizes the number of securities underlying awards that fall outside of the 2012 Incentive Plan for each named executive officer as of February 28, 2018

	Option Awards					Stock Awards
	Equity Incentive Awards:					Equity Incentive Awards:
Market or
	Number of	Number of	Number of						payout value
	securities	securities	securities			Number of	Market value of	Number of	of unearned
	underlying	underlying	underlying			shares of	shares of	unearned shares	shares that
	unexercised	unexercised	unexercised	Option	Option	stock that	stock that	that have	have not
	options (#)	options (#)	unearned	expiration	expiration	have not vested	have not vested	not vested	vested
Name	exercisable	unexercisable	options (#)	price ($)	date	(#)	($) (1)	(#)	($) (1)
Douglas A. Hamilton	142,214	177,786	-	$2.00	7/7/2026	-	-	-	-

Daniel H. Schneiderman	53,340	66,660	-	$2.00	7/7/2026	-	-	-	-
	11,112	8,888	-	$16.50	10/14/2024	-	-	-	-

(1)
Market value based on closing price of common stock at February 28, 2018.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 18, 2018 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the address of each stockholder listed below is 27 Drydock Ave. 2nd Floor, Boston, MA 02210.

We had 5,877,383 shares of our common stock outstanding as of May 18, 2018.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Douglas A. Hamilton, President, Chief Executive Officer, and Director (3)	657,013	10.4%
Daniel H. Schneiderman, Vice President of Finance and Secretary (4)	217,169	3.6%
Jerome B. Zeldis, M.D., Ph.D., Chairman of the Board of Directors (5)	120,000	2.0%
Paul Billings, M.D., Ph.D., Director (6)	50,000	0.9%
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

(2)	Based on 5,877,383 shares of our common stock outstanding as of May 18, 2018.
(3)
Consists of (i) 47,013 shares of common stock, (ii) 200,000 fully vested restricted stock units that settle on the October 11, 2020, unless accelerated due to departure from the Company or a change of control, (iii) 186,102 shares of common stock underlying vested options, and (iv) 223,898 shares of common stock underlying unvested options subject to certain time-based and milestone vesting. Excludes 6,241 shares of Common Stock underlying warrants with 4.9% and 9.9% ownership blockers.

(4)
Consists of (i) 23,834 shares of common stock, (ii) 1,334 restricted shares of common stock issued pursuant to the 2012 Incentive Plan that vest and become transferable upon the listing of the common stock on a national securities exchange, (iii) 96,454 shares of common stock underlying vested options, and (iv) 95,547 shares of common stock underlying unvested options subject to certain time-based and milestone vesting.

(5)
Consists of (i) 20,000 shares of common stock, (ii) 33,334 shares of common stock underlying vested options, (iii) 16,666 shares of common stock underlying unvested options subject to annual time-based vesting. Also includes 25,000 vested restricted stock units and 25,000 unvested restricted stock units subject to certain time-based vesting for active service, which 50,000 restricted stock units settle on the October 11, 2020, unless accelerated due to departure from the Company or a change of control.

(6)
Consists of 25,000 vested restricted stock units and 25,000 unvested restricted stock units subject to certain time-based vesting for active service, which 50,000 restricted stock units settle on the October 11, 2020, unless accelerated due to departure from the Company or a change of control.

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

Public Accounting Fees

The following charts sets forth public accounting fees in connection with services rendered by EisnerAmper LLP during the two years ended February 28, 2018.

	Fiscal Year Ended February 28, 2018	Fiscal Year Ended February 28, 2017
Audit Fees	$117,383	$128,227
Audit-Related Fees	$-	$-
Tax Fees	$9,200	$8,850
All Other Fees	$-	$-
Total	$126,583	$137,077

Audit fees were for professional services rendered by EisnerAmper LLP for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q for the two years ended February 28, 2018. Audit fees also includes professional services rendered with the filing of our registration statements.

Pre-Approval of Services

Our audit committee pre-approved all of the foregoing services.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Share Exchange Agreement dated February 27, 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 25, 2012).

3.1	Articles of Incorporation of MetaStat, Inc., as amended (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012).

3.2	Certificate of Designation of Rights and Preferences of the Series A-2 Preferred Stock dated October 5, 2016 (Incorporated by reference to our Current Report on Form 8-K filed on October 17, 2016).

3.3
Amended and Restated Certificate of Designation of the Preferences, Rights and Limitations of the Series B Preferred Stock filed on December 31, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 2, 2015).

3.4	Amended and Restated By-laws (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on November 23, 2015).

4.1	Form of Warrant issued to Holders of May 2014 Convertible Promissory Notes (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on June 13, 2014).

4.2	Form of Investor Warrant dated June 30, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 2, 2014).

4.3	Form of Series A Warrant dated December 31, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 7, 2015).

4.4	Form of Series B Warrant dated December 31, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 7, 2015).

4.5	Form of Amended and Restated Series A Warrant dated March 27, 2015 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 2, 2015.

4.6	Form of August 2015 Warrant (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 5, 2015).

4.7	Form of OID Warrant (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 19, 2016).

4.8	Form of Convertible Note dated January 17, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 23, 2017).

4.9	Form of Warrant dated January 17, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 23, 2017).

4.10	Form of Senior Note (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 5, 2018).

4.11	Form of Junior Note (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 5, 2018).

4.12	Form of Note Warrant (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 5, 2018).

10.1†	License Agreement with AECOM, MIT, Cornell and IFO-Regina dated August 26, 2010 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 13, 2012).

10.2	Second Amended and Restated 2012 Omnibus Securities and Incentive Plan (Incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed with the Commission on May 29, 2015).

10.3	Form of Consultant Non-Qualified Stock Option Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012).

10.4	Form of Employee Non-Qualified Stock Option Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 21, 2012).

10.5†	“Second” License Agreement with AECOM effective March 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 13, 2012).

10.6†	“Third” License Agreement with AECOM effective March 2012 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 13, 2012).

10.7	Employment Agreement of Daniel Schneiderman dated May 24, 2013 (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on June 13, 2014).

10.8†
Diagnostic License Agreement with the Massachusetts Institute of Technology and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology, AECOM, and Montefiore Medical Center as of December 7, 2013 (Incorporated by reference to our Current Report on Form 8-K, as amended, initially filed with the Commission on December 12, 2013).

10.9†
Therapeutic License Agreement with the Massachusetts Institute of Technology and its David H. Koch Institute for Integrative Cancer Research at MIT and its Department of Biology, AECOM, and Montefiore Medical Center as of December 7, 2013 (Incorporated by reference to our Current Report on Form 8-K, as amended, initially filed with the Commission on December 12, 2013).

10.10	Antibody License Agreement with MIT dated June 2, 2014 (Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 15, 2014).

10.11	Form of Note Purchase Agreement dated June 30, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 5, 2015).

10.12	Form of OID Note Purchase Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 19, 2016).

10.13	Form of Subscription Agreement dated May 26, 2016 (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on May 31, 2016)

10.14	Form of Registration Rights Agreement dated May 26, 2016 (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on May 31, 2016).

10.15	Form of Subscription Agreement in connection with the 2016 Unit Private Placement (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 17, 2016).

10.16	Form of Registration Rights Agreement in connection with the 2016 Unit Private Placement (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 17, 2016).

10.17 †
Pilot Materials Transfer Agreement between MetaStat, Inc. and Celgene Corporation dated August 22, 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 6, 2016).

10.18†
First Amendment to Pilot Materials Transfer Agreement between MetaStat, Inc. and Celgene Corporation dated September 29, 2016 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 6, 2016).

10.19	Form of Exchange Agreement dated January 17, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 23, 2017).

10.20	Form of Purchase Agreement dated June 23, 2017 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 27, 2017).

10.21
Employment Agreement dated October 31, 2017 by and between the Company and Douglas A. Hamilton (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 31, 2017).

10.22	Form of Note Purchase Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 5, 2018).

10.23	Form of Exchange Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 5, 2018).

21.1	Subsidiaries of the Registrant (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on May 28, 2013).

31	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

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

METASTAT, INC.

May 29, 2018	By:	/s/ Douglas A. Hamilton
Douglas A. Hamilton, President, Chief Executive Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Jerome B. Zeldis	Chairman of the Board of Directors	May 29, 2018
Jerome B. Zeldis, M.D., Ph.D.

/s/ Paul Billings	Director	May 29, 2018
Paul Billings, M.D., Ph.D.

METASTAT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2018 AND FEBRUARY 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MetaStat, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MetaStat, Inc. and its subsidiary (the “Company") as of February 28, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended February 28, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of February 28, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note [1] to the financial statements, as of February 28, 2018, the Company has a stockholders’ deficit and a negative working capital. The Company has sustained cumulative losses and has not generated positive cash flow from operations. The aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note [1]. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP
New York, New York
May 29, 2018

METASTAT, INC.
Consolidated Balance Sheets
As of February 28, 2018, and February 28, 2017

	February 28, 2018	February 28, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$316,933	$782,707
Deferred offering costs	10,872	-
Prepaid expenses	4,131	20,856
Total Current Assets	331,936	803,563

Equipment
(net of accumulated depreciation of $353,467 and $265,234, respectively)	354,098	414,635
Refundable deposits	43,600	43,600

TOTAL ASSETS	$729,634	$1,261,798

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable	$571,600	$572,195
Accrued expense	342,715	179,680
Deferred research & development reimbursement	-	177,517
Convertible note payable (net of debt discount of $0 and $10,914, respectively)	1,000,000	989,086
Accrued interest payable	124,163	15,890
Accrued dividends on Series B Preferred Stock	41,819	15,638
Total Current Liabilities	2,080,297	1,950,006

Deferred rent liability	50,702	-
Warrant liability	147,577	2,106,972
Total Liabilities	2,278,576	4,056,978

STOCKHOLDERS' DEFICIT

Series A convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 0 and 874,257 issued and outstanding, respectively)	-	87
Series A-2 convertible preferred stock ($0.0001 par value; 1,000,000 shares authorized; 279,904 and 70,541 shares issued and outstanding, respectively)	28	7
Series B convertible preferred stock ($0.0001 par value; 1,000 shares authorized; 226 and 213 shares issued and outstanding, respectively)	-	-
Common stock ($0.0001 par value; 150,000,000 shares authorized; 5,877,383 and 4,707,942 shares issued and outstanding, respectively)	588	471
Additional paid-in-capital	27,950,351	23,523,140
Accumulated deficit	(29,499,909)	(26,318,885)
Total stockholders' deficit	(1,548,942)	(2,795,180)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$729,634	$1,261,798

The accompanying notes are an integral part of the consolidated financial statements

METASTAT, INC.
Consolidated Statements of Operations
For the Years ended February 28, 2018 and February 28, 2017

	Year ended
	February 28, 2018	February 28, 2017

Revenue - research collaboration	$23,300	$-
Total Revenue	23,300	-

Operating Expenses
General & administrative	2,317,298	2,338,818
Research & development	1,256,514	1,009,134
Total Operating Expenses	3,573,812	3,347,952

Other Expenses (income)
Interest expense	119,282	1,062,389
Other income, net	(637)	(965)
Change in fair value of warrant liability	(488,133)	(2,405,985)
Change in fair value of put option embedded in notes payable	-	(614,484)
Loss on sale of notes receivable	-	112,500
Loss on extinguishment of debt	-	1,375,829
Loss on settlement of accounts payable	-	64,323
Total Other Expenses (Income)	(369,488)	(406,395)

Net Loss	$(3,181,024)	$(2,941,557)

Loss attributable to common shareholders and loss per common share:

Net loss	(3,181,024)	(2,941,557)
Deemed dividend on Series B Preferred Stock issuance	-	(708,303)
Accrued dividend on Series B Preferred Stock	(97,968)	(227,163)
Deemed dividend on Series B Preferred Stock holders exchange of warrants	-	(2,340,552)
Deemed dividend related to warrants exercise price modification	(31,139)	-
Loss attributable to common shareholders	$(3,310,131)	$(6,217,575)

Net loss per share, basic and diluted	$(0.61)	$(2.10)

Weighted average of shares outstanding, basic and diluted	5,425,284	2,965,910

The accompanying notes are an integral part of the consolidated financial statements

METASTAT, INC.
Consolidated Statements of Changes in Stockholders' Deficit
For the years ended February 28, 2018 and February 28, 2017

	Series A Preferred Stock		Series A -2 Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at February 29, 2016	874,257	$87	-	$-	659	$-	1,851,201	$185	$21,607,259	$(23,377,328)	$(1,769,797)
Issuance of common stock, preferred stock and warrants for cash, net of offering costs	-	-	48,300	5	-	-	1,065,750	107	962,550	-	962,662
Issuance of common stock and warrants to convert accounts payable	-	-	-	-	-	-	32,500	3	212,275	-	212,278
Issuance of common stock and warrants to convert notes payable	-	-	16,000	2	-	-	440,500	44	1,566,755	-	1,566,801
Beneficial conversion feature of Series B Preferred Stock	-	-	-	-	-	-	-	-	708,303	-	708,303
Deemed dividend to Series B Preferred Stock holders	-	-	-	-	-	-	-	-	(708,303)	-	(708,303)
Accrued dividends on Series B Preferred Stock	-	-	-	-	-	-	-	-	(227,163)	-	(227,163)
Series B PIK Dividend	-	-	-	-	35	-	-	-	191,941	-	191,941
Issuance of common stock, preferred stock and warrants fin exchange for cancellation of Series B preferred stock and Series A Warrants	-	-	6,241	-	(481)	-	1,292,991	129	747,486	-	747,615
Deemed dividend to Series B Preferred Stock holders for exchange of warrants	-	-	-	-	-	-	-	-	(2,340,552)	-	(2,340,552)
Issuance of warrants in connection with OID Notes amendment	-	-	-	-	-	-	-	-	44,095	-	44,095
Issuance of warrants in connection with convertible note	-	-	-	-	-	-	-	-	117,632	-	117,632
Share-based compensation	-	-	-	-	-	-	25,000	3	640,862	-	640,865
Net loss	-	-	-	-	-	-	-	-	-	(2,941,557)	(2,941,557)
Balance at February 28, 2017	874,257	$87	70,541	$7	213	$-	4,707,942	$471	$23,523,140	$(26,318,885)	$(2,795,180)
Issuance of common stock, preferred stock and warrants for cash, net of offering cost	-	-	229,363	23	-	-	783,898	78	2,308,081	-	2,308,182
Issuance of common stock to convert Series A preferred stock	(874,257)	(87)	-	-	-	-	58,283	6	81	-	-
Issuance of common stock to convert Series A-2 preferred stock	-	-	(20,000)	(2)	-	-	200,000	20	(18)	-	-
Issuance common stock to convert accrued expenses	-	-	-	-	-	-	27,260	3	23,654	-	23,657
Accrued dividends on Series B preferred stock	-	-	-	-	-	-	-	-	(97,968)	-	(97,968)
Series B PIK dividend	-	-	-	-	13	-	-	-	71,787	-	71,787
Modification on warrant exercise price	-	-	-	-	-	-	-	-	31,139	-	31,139
Deemed dividend related to warrants exercise price modification	-	-	-	-	-	-	-	-	(31,139)	-	(31,139)
Reclassification between warrant liability and additional paid-in-capital	-	-	-	-	-	-	-	-	1,471,262	-	1,471,262
Share-based compensation	-	-	-	-	-	-	100,000	10	650,332	-	650,342
Net loss	-	-	-	-	-	-	-	-	-	(3,181,024)	(3,181,024)
Balance as of February 28, 2018	-	$-	279,904	$28	226	$-	5,877,383	$588	$27,950,351	$(29,499,909)	$(1,548,942)

The accompanying notes are an integral part of the consolidated financial statements

METASTAT, INC.
Consolidated Statements of Cash Flows
For the years ended February 28, 2018 and February 28, 2017

	Year ended
	February 28, 2018	February 28, 2017

Cash Flows from Operating Activities:
Net loss	$(3,181,024)	$(2,941,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	89,238	95,838
Share-based compensation	650,342	640,865
Accretion of debt discount included in interest expense	10,914	958,053
Loss on sale of note receivable and sale of assets	-	112,500
Loss on settlement of accounts payable	-	64,323
Loss on disposal of fixed assets	1,399	-
Loss on extinguishment of debt	-	1,375,829
Change in fair value of warrant liability	(488,133)	(2,405,985)
Change in fair value of put option embedded in notes payable	-	(614,484)
Net changes in assets and liabilities:
Prepaid expenses	16,725	170,664
Deferred rent liability	50,702	-
Accounts payable and accrued expenses	175,225	(50,095)
Deferred research and development reimbursement	(177,517)	177,517
Interest payable	108,273	101,889
Net Cash used in Operating Activities	(2,743,856)	(2,314,643)

Cash Flows from Investing Activities:
Purchase of equipment	(30,100)	(13,421)
Proceeds from sale of note receivable	-	12,500
Net Cash used in Investing Activities	(30,100)	(921)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, net	-	122,790
Proceeds from issuance of common stock, preferred stock and warrants, net	2,308,182	2,746,688
Payment of notes	-	(8,000)
Payment of short-term debt	-	(126,990)
Net Cash provided by Financing Activities	2,308,182	2,734,488

Net (decrease) increase in cash and cash equivalents	(465,774)	418,924

Cash and cash equivalents:
Cash at the beginning of the year	782,707	363,783
Cash at the end of the year	$316,933	$782,707

Supplemental Disclosure of Non-cash Financing Activities:
Warrant liability associated with note payable	$-	$15,225
Issuance of common stock and warrants as payment of accounts payable	$-	$212,278
Issuance of common stock and warrants to convert debt and accrued interest	$-	$2,326,321
Financing of insurance premium through notes payable	$-	$158,400
Warrants issued to placement agents	$-	$278,223
Series B Preferred PIK dividend	$71,787	$191,941
Series B Preferred Stock accrued dividends	$97,968	$227,163
Deemed dividend related to Series B Preferred Stock BCF adjustment for conversion price adjustment	$-	$708,303
Issuance of common stock , preferred stock and warrants in exchange for cancellation of Series B preferred stock and Series A Warrants	$-	$67,900
Deemed dividend to Series B preferred stock holders upon exercising Most Favorable Nation option	$-	$2,340,552
Exchange OID notes and note payable to convertible debt	$-	$986,269
Issuance of warrants in connection with OID Notes amendment	$-	$44,095
Deemed dividend related to warrants exercise price modification	$31,139	$-
Issuance of common stock to convert Series A preferred stock	$87	$-
Issuance of common stock to convert Series A-2 preferred stock	$2	$-
Issuance common stock to convert accrued expenses	$23,657	$-
Reclassification between warrant liability and additional paid-in-capital	$1,471,262	$-

The accompanying notes are an integral part of the consolidated financial statements

METASTAT, INC.
Notes to Consolidated Financial Statements
February 28, 2018 and February 28, 2017

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

MetaStat, Inc. (“we,” “us,” “our,” the “Company,” or “MetaStat”) is a precision medicine company dedicated to improving survival of patients with aggressive cancer. Our therapeutic focus targets a critical metastatic pathway in solid tumors responsible for driving tumor resistance and the spread of aggressive cancer. MetaStat’s goal is to transform the treatment of aggressive cancer into a manageable disease through targeted therapies that arrest metastatic progression and improve survival. We are leveraging our core expertise in understanding the tumor micro-environment and drivers of the metastatic cascade to develop anti-metastatic therapeutics pared with companion diagnostics. Our unique approach is to target tumor cell dissemination and cancer metastasis which is responsible for over 90% of cancer-related deaths. The Company was incorporated on March 28, 2007 under the laws of the State of Nevada.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MetaStat Biomedical, Inc., a Delaware corporation and all significant intercompany balances have been eliminated by consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses and negative cash flows from operations since its inception and currently has a stockholders’ deficit of approximately $1.5 million as of February 28, 2018.  The Company has sustained cumulative losses of approximately $29.5 million as of February 28, 2018 and has a negative working capital. The continuation of the Company as a going concern is dependent upon continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although it is actively working on obtaining additional funding, the Company cannot make any assurances that additional financings will be available to it and, if available, completed on a timely basis, on acceptable terms or at all. If the Company is unable to complete a debt or equity offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact its business and operations and could also lead to the reduction or suspension of the Company’s operations and ultimately force the Company to cease operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid at February 28, 2018 and February 28, 2017.

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

Debt Issuance Costs

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

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

Lease Accounting

Operating leases are accounted for by recording rent expense on a straight-line basis over the expected life of the lease, commencing on the date we gain possession of leased property. Tenant improvement allowances and rent holidays received from landlords and the effect of any rent escalation clauses are included to determine the straight-line rent expense over the expected life of the lease.

Long-lived Assets

Long-lived assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There was no impairment of long-lived assets as of February 28, 2018 and February 28, 2017.

Net Loss Per Share

Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the period.  Restricted shares issued with vesting conditions that have not been met at the end of the period are excluded from the computation of the weighted average shares. As of February 28, 2018, and February 28, 2017, 11,534 and 11,534, respectively, unvested restricted shares of common stock were excluded from the computation of the weighted average shares. For the years ended February 28, 2018, 225,000 unsettled shares of common stock related to vested restricted stock units were included in the weighted average share used for the computation of the basic net loss per common share.

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

In computing diluted loss per share for the years ended February 28, 2018 and February 28, 2017, no effect has been given to the common shares issuable at the end of the period upon the conversion or exercise of the following securities as their inclusion would have been anti-dilutive:

	February 28, 2018	February 28, 2017
Restricted stock units	75,000	-
Preferred stock	4,298,579	1,350,109
Convertible debt	562,082	507,946
Stock options	1,286,770	966,474
Warrants	3,060,118	2,698,694
Total	9,282,549	5,523,223

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of (i) compensation and related expenses for our employees and consultants that perform our research activities, (ii) the fees paid to maintain our licenses, (iii) the payments to third parties for clinical testing and additional product development including contract research organizations, (iv) facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, and (v) laboratory and other supplies, consumables and other materials used in research and development.  Research and development costs were approximately $1.3 million and approximately $1.0 million for the years ended February 28, 2018 and February 28, 2017, respectively. During the years ended February 28, 2018 and February 28, 2017, the Company recorded approximately $664,000 and $309,000, respectively, of research and development expense reimbursement related to a research agreement (See Note 11).

In the future, the Company may be required to make advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the advance payments will be deferred and expensed when the activity has been performed or when the goods have been received.

Stock-Based Compensation

We account for share-based payments award issued to employees and members of our Board of Directors (the “Board”) by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation using a straight-line method over the requisite service period, generally the vesting period. For awards issued to non-employees, the measurement date is the date when the performance is complete or when the award vests, whichever is the earliest. Accordingly, non-employee awards are remeasured at each reporting period until the final measurement date. The fair value of the award is recognized as stock-based compensation over the requisite service period, generally the vesting period.

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

Recently Issued Accounting Pronouncements

In 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies certain aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016. We adopted this guidance on March 1, 2017.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The amendments should be applied retrospectively to outstanding financial instruments with down round features by means of either a cumulative-effect adjustment to the consolidated statement of financial position as of the beginning of the first fiscal year and interim period of adoption or retrospectively to each prior reporting period presented in accordance with the guidance on accounting changes. We are currently in the process of evaluating the effect this standard will have on our derivative liabilities and the impact on our consolidated financial statements.

NOTE 3 – CAPITAL STOCK AND SECURITIES INCENTIVE PLAN

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

Ranking

The Series B Preferred Stock ranks senior to our Series A Preferred Stock, Series A-2 Preferred Stock and common stock with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company.

Stated Value

Each shares of Series B Preferred Stock will have a stated value of $5,500, subject to adjustment for stock splits, combinations and similar events (the “Stated Value”).

Dividends

Cumulative dividends on the Series B Preferred Stock accrue at the rate of 8% of the Stated Value per annum, payable quarterly on March 31, June 30, September 30, and December 31 of each year, from and after the date of the initial issuance.  Dividends are payable in kind in additional shares of Series B Preferred Stock valued at the Stated Value or in cash at the sole option of the Company. At February 28, 2018 and February 28, 2017, the dividend payable to the holders of the Series B Preferred Stock amounted to approximately $42,000 and approximately $16,000, respectively. During the year ended February 28, 2018 and February 28, 2017, the Company issued 13.0520 and 34.5085 shares of Series B Preferred Stock, respectively, for payment of dividends amounting to approximately $72,000 and approximately $192,000, respectively.

Liquidation Rights

If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Series A Preferred Stock or common stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. At February 28, 2018 and February 28, 2017, the value of the liquidation preference of the Series B Preferred stocks aggregated to approximately $1.29 million and approximately $1.19 million, respectively.

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

The issuance of shares of common stock pursuant to the 2016 Unit Private Placement (as defined in Note 4) triggered the full ratchet anti-dilution price protection provision of the Series B Preferred Stock. Accordingly, the Series B Conversion Price was adjusted from $8.25 to $2.00 per share. The issuance of shares of common stock pursuant to the 2017 Common Stock Private Placement (as defined in Note 4) triggered the full ratchet anti-dilution price protection provision of the Series B Preferred Stock. Accordingly, the Series B Conversion Price was adjusted from $2.00 to $0.83 per share. See Note 4 for the accounting treatment of the conversion price adjustment.

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

2012 Incentive Plan

Our 2012 Incentive Plan, which is administrated by the compensation committee of the Board, reserves shares of common stock available for issuance that the Company may grant to employees, non-employee directors and consultants, equity incentives in the form of, among other, stock options, restricted stock, restricted stock units and stock appreciation rights. On June 22, 2015, our stockholders approved amending our 2012 Incentive Plan to increase the number of authorized shares of common stock reserved for issuance under the 2012 Incentive Plan to a number not to exceed fifteen percent (15%) of the issued and outstanding shares of common stock on an as converted primary basis (the “As Converted Primary Shares”) on a rolling basis. For calculation purposes, the As Converted Primary Shares shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2012 Incentive Plan. The number of authorized shares of common stock reserved for issuance under the 2012 Incentive Plan shall automatically be increased concurrently with the Company’s issuance of fully paid and non- assessable shares of As Converted Primary Shares. Shares shall be deemed to have been issued under the 2012 Incentive Plan solely to the extent actually issued and delivered pursuant to an award under the 2012 Incentive Plan. As of February 28, 2018, there are an aggregate of 1,610,707 total shares available under the 2012 Incentive Plan, of which 785,514 are issued and outstanding and 825,193 shares are available for potential issuances. The Company may issue shares outside of the 2012 Incentive Plan.

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

For the year ended February 28, 2017, the Company recorded a non-cash deemed dividend to Additional Paid-in Capital of approximately $29,000, in connection with the MFN Exchange equal to the excess fair value of the shares of common stock and Unit Warrants received over the carrying value of the exchanged shares of Series B Preferred and Series A Warrants.

Deemed Dividend due to Conversion Price Adjustment

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

Pursuant to the Additional 2016 Unit Subscription Agreement, for a period of one hundred eighty (180) days following the final closing of the Additional 2016 Unit Private Placement , the investors had “full-ratchet” anti-dilution price protection (the “Price Protection”) based on certain issuances by the Company of common stock or securities convertible into shares of common stock at an effective price per share less than the Effective Price (a "Down-round Issuance"), whereby the Company would be required to issue the investors additional shares of common stock and Additional Unit Warrants. The Price Protection provision expired in April 2017 without the Company issuing any additional shares of common stock and Additional Unit Warrants.

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

Exchange of Promissory Note – the Promissory Note Exchange

During the year ended February 28, 2017, the Company entered into the Additional 2016 Unit Subscription Agreement with the holder of the Promissory Note (the “Noteholder”) in connection with the exchange (the “Promissory Note Exchange”) of $600,000 principal amount of Promissory Notes plus $48,000 of accrued and unpaid interest into the Additional 2016 Unit Private Placement. In connection with the Promissory Note Exchange, the Company issued 64.8 units consisting of 230,000 shares of common stock, 9,400 shares of Series A-2 Preferred, convertible into 94,000 shares of common stock, and Additional Unit Warrants to purchase 162,000 shares of common stock in exchange for the cancellation of $600,000 principal amount plus $48,000 of accrued and unpaid interest of the Promissory Note (See Note 7).

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

Accounting for the Price Protection Provision

The Company analyzed the Price Protection provision for embedded derivatives that require bifurcation. The Company evaluated the Price Protection provision for both the issuance of additional shares of common stock and additional warrants in connection with a down-round issuance in accordance with ASC 480 and ASC 815. In connection with the potential issuance of additional shares of common stock, the Company concluded that since the embedded down-round feature is within the equity host contract, the embedded Price Protection provision would be considered clearly and closely related to the equity host under ASC 815-15-25-1(a) and that the Price Protection provision should not be bifurcated. In connection with the potential issuance of additional warrants, the Company concluded that the freestanding Additional Unit Warrants were not indexed to the Company’s common stock within the scope of ASC 815-40 and therefore were initially bifurcated and measured at fair value and recorded as a derivative liability in the Consolidated Balance Sheet. The derivative liability was measured at fair value on an ongoing basis, with changes in fair value recognized in the statement of operations until the Price Protection provision lapses.

Registration Rights Agreement

Pursuant to a registration rights agreement entered into by the parties, the Company agreed to file a registration statement with the SEC providing for the resale of the shares of common stock and the shares of common stock underlying the Additional Unit Warrants issued pursuant to the Additional 2017 Unit Private Placement on or before the date which is forty-five (45) days after the date of the final closing of the Additional 2017 Unit Private Placement, which occurred on October 30, 2016. The Company will use its commercially reasonable efforts to cause the registration statement to become effective within one hundred fifty (150) days from the filing date. The Company filed the Registration Statement on Form S-1 with the SEC on December 14, 2016.

Common stock financing – the 2017 Common Stock Private Placement

During the year ended February 28, 2018, the Company completed closings of a private placement (the “2017 Common Stock Private Placement”) with existing and new institutional and accredited investors pursuant to which the Company issued (i) an aggregate of 811,158 shares of common stock, (ii) 229,363.2 shares of Series A-2 Preferred Stock convertible into 2,293,632 shares of common stock and (iii) reduced the exercise price of outstanding warrants to purchase 536,434 shares of common stock from $3.00 to $2.00 per share (see Note 6), for an aggregate purchase price of approximately $2.57 million, including the conversion of approximately $22,000 of compensation payable to our Chief Executive Officer. After deducting placement agent fees and other offering expenses, the Company received net proceeds of approximately $2.31 million. Additionally, the Company issued the placement agent five-year warrants to purchase an aggregate of 162,486 shares of common stock with an exercise price equal to $1.27 per share, and a cashless exercise provision. The effective purchase price of the 2017 Common Stock Private Placement was $0.83 per share.

Conversion Price Adjustment

During the year ended February 28, 2018, as a result of the 2017 Common Stock Private Placement, the Series B Conversion Price was adjusted from $2.00 to $0.83 per share, the effective price per share of the 2017 Common Stock Private Placement. No non-cash deemed dividend was recorded to recognize any contingent beneficial conversion feature related to this conversion price change as all proceeds of the Series B Preferred have already been offset by previously recognized beneficial conversion features.

Issuances of common stock for services

During the year ended February 28, 2017, the Company issued an aggregate of 25,000 shares of common stock to a consultant for services that vested over a two-month term and to settle $32,000 of accounts payable. The fair value of the shares amounted to approximately $46,000 on the grant date.

During the year ended February 28, 2018, , the Company issued an aggregate of 100,000 shares of common stock to members of its Board that vested immediately. The fair value of the shares amounted to approximately $130,000 on the grant date, which was recognized into general and administrative expense during the year ended February 28, 2018.

During the year ended February 28, 2018 and February 28, 2017, the Company recognized approximately $130,000 and approximately $14,000, respectively, of share-based compensation related to common stock issued for services, all of which was recognized into general and administrative expense.

Issuances of restricted stock units

During the year ended February 28, 2018, the Company issued 200,000 restricted stock units to its President and Chief Executive Officer. Each restricted stock unit represents a right to receive, at settlement, one share of common stock. These restricted stock units were granted on October 11, 2017 and were vested immediately. These restricted stock units settle on the October 11, 2020, unless accelerated due to departure from the Company or a change of control. The fair value of these restricted stock units amounted to approximately $178,000 on the grant date. The Company recognized approximately $89,000 into general and administrative expense during the year ended February 28, 2018, and approximately $89,000 into research and development expense during the year ended February 28, 2018.

During the year ended February 28, 2018, the Company issued an aggregate of 100,000 restricted stock units to members of the Board. Each restricted stock unit represents a contingent right to receive, at settlement, one share of common stock. These restricted stock units were granted on October 11, 2017 and will vest in equal quarterly installments for active service over a twelve-month period. These restricted stock units settle on the October 11, 2020, unless accelerated due to departure from the Company or a change of control. The fair value of these restricted stock units amounted to approximately $89,000 on the grant date. The Company recognized approximately $59,000 into general and administrative expense during the year ended February 28, 2018.

NOTE 5 – STOCK OPTIONS

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

During the year ended February 28, 2017, the Company issued options to purchase an aggregate of 440,000 shares of common stock at an exercise price of $2.00 per share to members of its management team. These options expire on July 7, 2026. These options had a grant date fair value of approximately $622,000 as calculated using the Black-Scholes model. 73,333 of these options vested immediately and 146,667 of these options vest in equal monthly installments over a twenty-four-month period. 220,000 of these options are subject to certain performance milestone-based vesting. The Company has not recognized any stock-based compensation for the options with performance-vesting conditions and expects to recognize the compensation expense when vesting become probable, which has not yet occurred.

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

During the year ended February 28, 2018, the Company issued options to purchase an aggregate 55,000 shares of common stock at $3.00 per share to its President and Chief Executive Officer and a member of its management team. These options expire on April 4, 2027. 18,334 of these options vest on the first anniversary date of April 4, 2018, and then 36,666 of these options vest in equal monthly installments over a twenty-four-month period. These options had a total fair value of approximately $60,000 as calculated using the Black-Scholes model.

During the year ended February 28, 2018, an aggregate of 39,999 unvested options to purchase shares of common stock at $8.25 per share to certain members of the Company’s Board were terminated upon resignation from the board. The Company recognized a credit of approximately $146,000 for the true-up of forfeitures related to these unvested options during the year ended February 28, 2018.

During the year ended February 28, 2018, the Company issued options to purchase an aggregate of 21,000 shares of common stock at $0.89 per share to certain non-executive employees. These options expire on October 11, 2027. An aggregate of 7,000 of these options initially vest on dates between February 1, 2018 and November 9, 2018, and then an aggregate of 14,000 of these options vest in equal monthly installments over a twenty-four-month period following the vesting of the first tranche. These options had a total fair value of approximately $17,000 as calculated using the Black-Scholes model.

During the year ended February 28, 2018, the Company issued options to purchase an aggregate of 60,000 shares of common stock at $0.89 per share to consultants. These options expire on October 10, 2027. 20,000 of these options vested immediately and 40,000 of these options vest in quarterly installments commencing on December 1, 2017 for active service. These options had a total grant-date fair value of approximately $52,000 as calculated using the Black-Scholes model. The Company also issued 50,000 options to purchase common stock at $0.89 per share to a consultant that are subject to certain milestone-based vesting and will measure the fair value of these options with vesting contingent on achieving certain performance-based milestones and recognize the compensation expense when vesting becomes probable.

During the year ended February 28, 2018, the Company issued options to purchase 100,000 shares of common stock at $0.93 per share to a consultant. These options expire on January 13, 2028. 50,000 of these options, with an aggregate grant-date fair value of approximately $59,000, vest in equal monthly installments over a twelve-month period following issuance. 50,000 of these options are subject to certain milestone-based vesting and the Company will measure the fair value of these options with vesting contingent on achieving certain performance-based milestones and recognize the compensation expense when vesting becomes probable. The fair value will be measured using a Black-Scholes model.

During the year ended February 28, 2018, the Company issued options to purchase an aggregate of 144,296 shares of common stock at $0.93 per share to certain executive and non-executive employees. These options expire on January 11, 2028. An aggregate of 48,099 of these options initially vest on January 12, 2019, and then an aggregate of 96,197 of these options vest in equal monthly installments over a twenty-four-month period following the vesting of the first tranche. These options had a total fair value of approximately $120,000 as calculated using the Black-Scholes model.

For the year ended February 28, 2018, the Company recognized approximately $38,000 of compensation expense related to the vesting of 33,333 stock options granted previously to a consultant upon achieving a milestone.

For the year ended February 28, 2018, the Company recognized approximately $121,000 of compensation expense related to stock options, of which a credit of approximately $41,000 was recognized in general and administrative expenses and approximately $162,000 in research and development expenses.

The inputs to the Black-Scholes model used to value the stock options granted during the year ended February 28, 2018 and February 28, 2017 are as follows:

	February 28,	February 28,
	2018	2017
Expected volatility	129% - 139%	99% - 133%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.9% - 2.6%	1.0% - 1.9%
Expected Term	7.23 years	6.31 years

The following table summarizes common stock options issued and outstanding:

		Weighted		Weighted
		average exercise	Aggregate	average remaining
	Options	price	intrinsic value	contractual life (years)
Outstanding at February 29, 2016	426,976	$14.45	$-	7.98
Granted:	1,001,000	$2.14	$-	-
Expired/ exercised and forfeited:	(461,502)	$6.05	$-	-
Outstanding at February 28, 2017	966,474	$5.71	$-	8.87
Granted:	430,296	$1.18	$-	-
Expired/ exercised and forfeited:	(110,000)	$5.50	$-	-
Outstanding and expected to vest at February 28, 2018	1,286,770	$4.22	$117,829	8.50
Exercisable at February 28, 2018	463,637	$7.75	$12,130	7.68

The following table breaks down exercisable and unexercisable common stock options by exercise price as of February 28, 2018:

Exercisable			Unexercisable
Number of Options	Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Exercise Price	Weighted Average Remaining Life (years)
32,000	$0.89	9.62	99,000	$0.89	9.62
4,167	$0.93	9.87	240,129	$0.93	9.87
215,554	$2.00	8.36	264,446	$2.00	8.36
16,668	$2.19	8.24	33,332	$2.19	8.24
41,995	$3.00	8.85	134,005	$3.00	8.96
30,000	$3.55	7.94	-	$3.55	-
1,068	$8.10	6.92	-	$8.10	-
20,000	$8.25	7.30	40,000	$8.25	7.30
41,434	$10.20	3.86	-	$10.20	-
3,334	$11.25	7.22	3,333	$11.25	7.22
11,112	$16.50	6.63	8,888	$16.50	6.63
8,068	$22.50	6.92	-	$22.50	-
38,237	$48.75	5.10	-	$48.75	0
463,637	$7.75	7.68	823,133	$2.22	8.97

As of February 28, 2018, we had approximately $253,000 of unrecognized compensation related to employee and consultant stock options that are expected to vest over a weighted average period of 0.63 years and, approximately $500,000 of unrecognized compensation related to employee stock options whose recognition is dependent on certain milestones to be achieved.  Additionally, there were 205,000 stock options with a performance vesting condition that were granted to consultants which will be measured and recognized when vesting becomes probable.

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

For the year ended February 28, 2017, the Company issued Additional Unit Warrants to purchase an aggregate 1,617,506 shares of common stock in connection with the Additional 2016 Unit Private Placement including Company Payable Exchange, Promissory Note Exchange, OID Note Exchange, and Additional MFN Exchange referenced in Note 4. These Additional Unit Warrants vested immediately, are exercisable at $3.00 per share and expire between August 30, 2021 and October 29, 2021. As discussed in Note 4, due to the Price Protection Provision, these Additional Unit Warrants were initially classified as a derivative liability and measured at fair value. Additionally, in connection with the Additional MFN Exchange, the Company cancelled Series A Warrants to purchase an aggregate of 208,027 shares of common stock that were exercisable at $10.50 per share and originally issued in connection with the issuance of Series B Preferred Stock.

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

For the year ended February 28, 2018, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock to a consultant for advisory services. These warrants are exercisable at $3.00 per share and expire between March 2022 and August 2022. These warrants vested immediately. The fair value of these warrants was determined to be approximately $62,000, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.82%; (2) an expected term of 5.0 years; (3) an expected volatility of 131%; and (4) zero expected dividends. For the year ended February 28, 2018, the Company recognized approximately $62,000 of stock-based compensation for these warrants.

For the year ended February 28, 2018, the Company reclassified approximately $1.5 million of derivative warrant liability to equity in connection with the lapse of a Price Protection provision referenced in Note 4, that had resulted in these instruments being classified as a derivative warrant liability at issuance. The fair value of these warrants at the reclassification date was determined to be approximately $1.5 million, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.81%; (2) an expected term of 4.46 years; (3) an expected volatility of 124%; and (4) zero expected dividends.

For the year ended February 28, 2018, in connection with the 2017 Common Stock Private Placement, the Company reduced the exercise price of outstanding warrants to purchase 536,434 shares of common stock from $3.00 to $2.00 per share. The Company recorded a non-cash deemed dividend of approximately $31,000 equal to difference in the aggregated fair value of these warrants on the measurement dates as calculated using the Black-Scholes model.

For the year ended February 28, 2018, in connection with the 2017 Common Stock Private Placement, the Company issued placement agent warrants to purchase an aggregate of 162,486 shares of common stock. These placement agent warrants were issued between June 2017 and August 2017, are exercisable at $1.27 per share and expire between June 2022 and August 2022. These placement agent warrants vest immediately. The fair value of these warrants was determined to be approximately $185,000, as calculated using the Black-Scholes model. Weighted-average assumptions used in the Black-Scholes model included: (1) a discount rate of 1.78%; (2) an expected term of 5.0 years; (3) an expected volatility of 130%; and (4) zero expected dividends.

For the year ended February 28, 2018, the Company issued warrants to purchase an aggregate of 52,500 shares of common stock to a consultant for advisory services. These warrants are exercisable at $2.00 per share and expire in September 2022 and December 2022. These warrants vested immediately. The fair value of these warrants was determined to be approximately $32,000, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 2.06%; (2) an expected term of 5.0 years; (3) an expected volatility of 136%; and (4) zero expected dividends. For year ended February 28, 2018, the Company recognized approximately $32,000 of stock-based compensation for these warrants.

For the year ended February 28, 2018, the Company issued warrants to purchase an aggregate of 83,332 shares of common stock to a consultant for advisory services. These warrants are exercisable at $0.89 per share and expire between October 2022 and February 2023. These warrants vested immediately. The fair value of these warrants was determined to be approximately $67,000, as calculated using the Black-Scholes model. Average assumptions used in the Black-Scholes model included: (1) a discount rate of 2.00%; (2) an expected term of 5.0 years; (3) an expected volatility of 131%; and (4) zero expected dividends. For year ended February 28, 2018, the Company recognized approximately $67,000 of stock-based compensation for these warrants.

The following table summarizes common stock purchase warrants issued and outstanding:

		Weighted	Aggregate	Weighted
		average exercise	intrinsic	average remaining
	Warrants	price	value	contractual life (years)
Outstanding at February 29, 2016	913,514	$14.56	-	3.14
Granted:	2,169,959	2.97	-	-
Cancelled/Expired/Exercised:	(384,779)	12.94	-	-
Outstanding at February 28, 2017	2,698,694	$5.11	$-	4.21
Granted:	373,318	1.64	-	-
Cancelled/Expired/Exercised:	(11,894)	32.34	-	-
Outstanding at February 28, 2018	3,060,118	$4.34	$90,068	3.38

Warrants exercisable at February 28, 2018 are:

Exercise	Number	Weighted average	Exercisable
Prices	of shares	remaining life (years)	number of shares
$0.83	119,429	2.55	119,429
$0.89	83,332	4.80	83,332
$0.91	43,636	2.96	43,636
$1.27	162,486	4.33	162,486
$2.00	634,393	3.66	634,393
$3.00	1,653,974	3.69	1,653,974
$8.25	9,134	2.49	9,134
$10.50	126,978	2.10	126,978
$15.00	556	2.25	556
$18.75	695	2.25	695
$22.50	209,754	0.38	209,754
$31.50	15,684	0.88	15,684
$37.50	67	0.15	67
$4.34	3,060,118	3.38	3,060,118

NOTE 7 – NOTES PAYABLE

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

During the year ended February 28, 2017, the Company recognized approximately $461,000 of interest expense related to the Promissory Note, as amended, including amortization of debt discount of approximately $367,000 and accrued interest expense of approximately $94,000. Additionally, the Company recognized a gain of approximately $340,000 in the year ended February 28, 2017, due to the change in estimated fair value of the embedded exchange provision.

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

In October 2016, $553,000 principal amount of OID Notes were exchanged into the securities issued in the Additional 2016 Unit Private Placement. Accordingly, the Company recorded a loss on extinguishment of approximately $555,000 for the year ended February 28, 2017. Additionally, the Company repaid $8,000 of OID Notes.

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

During the year ended February 28, 2017, the Company recognized approximately $583,000 of interest expense related to the OID Notes, as amended, including amortization of debt discount. Additionally, the Company recognized a gain of approximately $275,000 in the year ended February 28, 2017, due to the change in estimated fair value of the embedded exchange provision.

Convertible Note

In January 2017, the Company entered into an exchange agreement, pursuant to which the Company issued a new convertible promissory note in the principal amount of $1,000,000 (the “Convertible Note”) in exchange (the “Debt Exchange”) for the cancellation of (i) $600,000 principal amount of the Promissory Note plus $96,000 of accrued and unpaid interest thereon, and (ii) $290,400 principal amount of the OID Note. The Convertible Note is convertible into shares of common stock at $2.00 per share and accrues interest at a rate of 10% per annum. The Convertible Note may be prepaid upon 10 days’ advanced written notice by the Company at any time prior to the maturity date without penalty or premium (the “Prepayment Option”).  The holder has the right to convert the outstanding principal balance of the Convertible Note plus all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price per share of $2.00 (the “Conversion Option”).

The Convertible Note matured on September 30, 2017 and provided for a ten (10) business day cure period that expired on October 16, 2017. As of February 28, 2018, the Convertible Note was in default pursuant to its terms and commencing October 1, 2017 accrues default interest at a rate of twelve percent (12%) per annum. On March 30, 2018, the Convertible Note was partially repaid, and the remaining unpaid balance was exchanged for a new note (See Note 14).

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

During the year ended February 28, 2017, the Company recognized approximately $19,000 of interest expense related to the Convertible Note, including amortization of debt discount of approximately $3,000 and accrued interest expense of approximately $16,000.

During the year ended February 28, 2018, the Company recognized approximately $119,000 of interest expense related to the Convertible Note, including amortization of debt discount of approximately $11,000 and accrued interest expense of approximately $108,000.

The following table summarizes the notes payable:

	Note	Convertible Note	Debt	Put Exchange	Debt,
	Payable	Payable	Discount	Feature	Net
February 29, 2016 balance	$1,800,000	$-	(743,282)	476,402	1,533,120
Issuance of notes	150,000	-	(74,931)	32,496	107,565
Repayment of notes	(8,000)	-	-	-	(8,000)
Additional debt discount upon notes amendment	101,400	-	(264,812)	105,587	(57,825)
Notes conversion	(2,043,400)	1,000,000	114,058	-	(929,342)
Amortization of debt discount	-	-	958,053	-	958,053
Change in value of voluntary exchange feature	-	-	-	(614,485)	(614,485)
February 28, 2017 balance	-	1,000,000	(10,914)	-	989,086
Amortization of debt discount	-	-	10,914	-	10,914
February 28, 2018 balance	$-	$1,000,000	$-	$-	$1,000,000

NOTE 8 – FAIR VALUE MEASUREMENTS

At February 28, 2018 and February 28, 2017, the warrant liability balances of approximately $148,000 and $2.1 million, respectively, were classified as Level 3 instruments.

The following table sets forth the changes in the estimated fair value for our Level 3 classified derivative warrant liability:

	Promissory Note Warrants	Series B Warrant	PPM Warrants	Total
Fair value at February 29, 2016	$188,351	$46,110	$-	$234,461
Addition	15,225	-	4,263,271	4,278,496
Change in fair value	(46,372)	(10,420)	(2,349,193)	(2,405,985)
Fair value at February 28, 2017	$157,204	$35,690	$1,914,078	$2,106,972
Change in fair value	(35,501)	(9,816)	(442,816)	(488,133)
Reclassification of warrant liability to equity	-	-	(1,471,262)	(1,471,262)
Fair value at February 28, 2018	$121,703	$25,874	$-	$147,577

In connection with the initial issuance of the Series B Preferred Stock on December 31, 2014, the Company issued a warrant to purchase an aggregate of 30,334 shares of common stock (the “Series B Warrant”), originally exercisable at $8.25 per share and expiring on March 31, 2020. The Series B Warrant contains a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of the Series B Warrant was adjusted to $2.00 per share during the year ended February 28, 2017 and subsequently adjusted to $0.83 per share during the year ended February 28, 2018. The fair value of the Series B Warrant at February 28, 2018 and February 28, 2017 was determined to be approximately $26,000 and $36,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of February 28, 2018 and February 28, 2017 used the following assumptions: (1) a stock price of $1.15 (the 20-day volume weighted average price (“VWAP”) of the February 28, 2018 closing stock price) and $1.50, respectively; (2) a risk-free rate of 2.27% and 1.50% respectively; (3) an expected volatility of 137% and 131% respectively; and (4) a fundraising event to occur on July 31, 2018 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of the Promissory Note on July 31, 2015, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock, originally exercisable at $8.25 per share and expiring on July 31, 2020. This warrant contains a full-ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of this warrant was adjusted to $2.00 per share during the year ended February 28, 2017 and subsequently adjusted to $0.83 per share during the year ended February 28, 2018. The fair value of the warrant at February 28, 2018 and February 28, 2017 was determined to be approximately $39,000 and $51,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of February 28, 2018 and February 28, 2017 used the following assumptions: (1) stock price of $1.15 (the 20-day VWAP of the February 28, 2018 closing stock price) and $1.50, respectively; (2) a risk-free rate of 2.32% and 1.57% respectively; (3) an expected volatility of 137% and 131%, respectively; and (4) a fundraising event to occur on July 31, 2018 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the execution of the Note Amendment on February 12, 2016, the Company issued a warrant to purchase an aggregate of 43,636 shares of common stock, initially exercisable at $8.25 per share and expiring on February 11, 2021. This warrant contains a ratchet anti-dilution price protection provision that requires liability treatment and the exercise price of this warrant was adjusted to $2.20 per share during the year ended February 28, 2017 and subsequently adjusted to $0.91 per share during the year ended February 28, 2018. The fair value of the warrant at February 28, 2018 and February 28, 2017 was determined to be approximately $41,000 and $51,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of February 28, 2018 and February 28, 2017 used the following assumptions: (1) stock price $1.15 (the 20-day VWAP of the February 28, 2018 closing stock price) and $1.50, respectively; (2) a risk-free rate of 2.41% and 1.68%, respectively; (3) an expected volatility of 137% and 131%, respectively; and (4) ) a fundraising event to occur on July 31, 2018 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of OID Notes in February 2016, the Company issued warrants to purchase an aggregate of 36,367 shares of common stock.  These warrants were issued between February 12 and 22, 2016, were initially exercisable at $8.25 per share and expire between February 11 and 21, 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment the exercise price of these warrants was adjusted to $2.00 per share during the year ended February 28, 2017 and subsequently adjusted to $0.83 per share during the year ended February 28, 2018. The fair value of these warrants at February 28, 2018 and February 28, 2017 was determined to be approximately $34,000 and $44,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of February 28, 2018 and February 28, 2017 used the following weighted-average assumptions: (1) stock price of $1.15 (the 20-day VWAP from the February 28, 2018 closing stock price) and $1.50, respectively; (2) a risk-free rate of 2.41% and 1.68%, respectively; (3) an expected volatility of 137% and 131%, respectively; and (4) ) a fundraising event to occur on July 31, 2018 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the issuance of OID Notes in March 2016, the Company issued warrants to purchase an aggregate of 9,092 shares of common stock. These warrants were issued between March 4 and 15, 2016, were initially exercisable at $8.25 per share and expire between March 4 and 15, 2021. These warrants contain a full-ratchet anti-dilution price protection provision that requires liability treatment the exercise price of these warrants were adjusted to $2.00 per share during the year ended February 28, 2017 and subsequently adjusted to $0.83 per share during the year ended February 28, 2018. The fair value of these warrants at February 28, 2018 and February 28, 2017 was determined to be approximately $9,000 and approximately $11,000, respectively, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of February 28, 2018 and February 28, 2017, used the following weighted-average assumptions: (1) stock price of $1.15 (a 20-day VWAP from the February 28, 2018 closing stock price) and $1.50, respectively; (2) a risk-free rate of 2.42% and 1.69%, respectively; (3) an expected volatility of 137% and 131%, respectively; and (4) ) a fundraising event to occur on July 31, 2018 and May 31, 2017, respectively, that would result in the issuance of additional common stock.

In connection with the Additional 2016 Unit Private Placement including the Company Payable Exchange, the OID Note Exchange, the Promissory Note Exchange and the Additional 2016 MFN Exchange, the Company issued warrants to purchase an aggregate of 1,617,506 shares of common stock.  These warrants were issued between August 31, 2016 and October 30, 2016, are exercisable at $3.00 per share and expire between August 30, 2021 and October 29, 2021. As referenced in Note 6, the Price Protection provision associated with these warrants required liability treatment. The fair value of these warrants at February 28, 2017 was determined to be approximately $1.9 million, as calculated using the Monte Carlo simulation. The Monte Carlo simulation as of February 28, 2017 used the following weighted-average assumptions: (1) stock price of $1.50; (2) a risk-free rate of 1.66%; (3) an expected volatility of 131%; and (4) a fundraising event to occur on May 31, 2017, that would result in the issuance of additional common stock. The Price Protection provision expired in April 2017, and the Company reclassified approximately $1.5 million of derivative warrant liability to equity, as referenced in Note 4.

NOTE 9 – EQUIPMENT

Equipment consists of the following:

	Estimated	February 28,	February 28,
	Useful Lives	2018	2017
Research equipment	7 years	$629,416	$601,720
Computer equipment	5 years	78,149	78,149
		707,565	679,869
Accumulated depreciation and amortization		(353,467)	(265,234)
Equipment, net		$354,098	$414,635

Total depreciation and amortization expense was approximately $89,000 and $96,000 for the years ended February 28, 2018 and February 28, 2017, respectively.

Depreciation of equipment utilized in research and development activities is included in research and development expenses and amounted to approximately $85,000 and $81,000 for the years ended February 28, 2018 and February 28, 2017, respectively. All other depreciation is included in general and administrative expense and amounted to approximately $4,000 and $15,000 for the years ended February 28, 2018 and February 28, 2017, respectively.

NOTE 10 – LICENSE AGREEMENTS AND COMMITMENTS

License Agreements

Pursuant to the License Agreement, we are required to make annual license maintenance fee payments beginning August 26, 2011.  We have satisfied all license maintenance payments due through February 28, 2018. We are required to make payments of $100,000 in 2018 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the License Agreement.

Pursuant to the Second License Agreement, we are required to make annual license maintenance fee payments beginning on January 3, 2013. In February 2017, we amended the Second License Agreement to reduce the maintenance payment for 2016 from $30,000 to $5,000, 2017 from $50,000 to $5,000, 2018 from $75,000 to $5,000, 2019 from $100,000 to $60,000, and 2020 from $100,000 to $60,000. We are required to make payments of $100,000 in 2021 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the Second License Agreement, however the maintenance payments for 2017 and 2018 totaling $10,000 are currently outstanding.

Pursuant to the Alternative Splicing Diagnostic License Agreement and the Alternative Splicing Therapeutic License Agreement, we are required to make annual license maintenance fee payments for each license beginning on January 1, 2015. The license maintenance payments of $37,500 for 2018 is currently outstanding. We are required to make additional payments of $50,000 in 2019 and every year each license is in effect thereafter. The parties are currently in discussions regarding amending the Alternative Splicing Diagnostic License Agreement and the Alternative Splicing Therapeutic License Agreement and as such, we are in compliance the Alternative Splicing Diagnostic License Agreement and the Alternative Splicing Therapeutic License Agreement.

Pursuant to the Antibody License Agreement, we are required to make license maintenance fee payments beginning on January 1, 2015. We have satisfied all license maintenance payments due through February 28, 2018. We are required to make additional payments of $20,000 in 2019 and every year the license is in effect thereafter. These annual license maintenance fee payments will be credited to running royalties due on net sales earned in the same calendar year, if any. We are in compliance with the Antibody License Agreement.

Lease Agreements

On August 28, 2014, we entered into a lease agreement, subsequently amended (the “Boston Lease”) for our diagnostic laboratory and office space located at 27, Drydock Ave, 2nd Floor, Boston, MA 02210 (the “Boston Property”). We paid a $40,000 security deposit in connection with entering into the Boston Lease.

On July 26, 2017, we entered into a second amendment to the Boston Lease for the Boston Property (the “Second Boston Lease Amendment”). The Second Boston Lease Amendment extended the term (the “Second Extension Period”) for five years from September 1, 2017 through August 31, 2022. Monthly basic rent payments are approximately $23,000 for the first year of the Second Extension Period, approximately $24,000 for the second year of the Second Extension Period, approximately $25,000 for the third year of the Second Extension Period, approximately $25,000 for the fourth year of the Second Extension Period, and approximately $26,000 for the fifth year of the Second Extension Period.

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

On September 29, 2016, the Company entered into an amendment (the “MTA Amendment”) to a previously executed pilot materials transfer agreement (the “MTA” and together with the Amendment, the “Research Agreement”) with Celgene Corporation (“Celgene”), to conduct a mutually agreed upon pilot research project (the “Pilot Project”). The MTA Amendment provides for milestone payments to the Company of up to approximately $973,000. Under the terms of the Research Agreement, Celgene provided certain proprietary materials to the Company and the Company evaluated Celgene’s proprietary materials in the Company’s metastatic cell line (in vitro) and animal (in vivo) nonclinical models. The milestone schedule called for Celgene to pay the Company approximately $487,000 upon execution of the MTA Amendment, and the balance in accordance with the completion of three (3) milestones to Celgene’s reasonable satisfaction, all of which the Company has received. The term of the Research Agreement was extended by the parties through January 2018, and has been successfully completed.

The Company recognized the upfront and each subsequent milestone payment as a deferred research and development reimbursement in the Consolidated Balance Sheet and amortized the deferred research and development reimbursement as incurred over the term of the Research Agreement.

The Company recorded approximately $664,000 and $309,000 in deferred research and development reimbursement for the years ended February 28, 2018 and February 28, 2017, respectively. At February 28, 2018 and February 28, 2017, the Company had a deferred research and development reimbursement amount of approximately $0, and $178,000, respectively.

As of February 28, 2018, all four milestones have been successfully achieved, and the Company has received aggregate milestone payments of approximately $973,000 or 100% of the total, of which approximately $487,000 and $486,000 was received during the year ended February 28, 2018 and February 28, 2017, respectively.

Research Collaboration Revenue

We currently do not sell any products and do not have any product-related revenue. From time to time, we may enter into research and development collaboration arrangements, in which we are reimbursed for either all or a portion of the research and development costs incurred. We record these payments as revenue in the statement of operations. We recognize revenue upon delivery and acceptance of the test results or other deliverables. Approximately $23,000 of research collaboration revenue was earned during the year ended February 28, 2018.

NOTE 12 – INCOME TAXES

For the years ended February 28, 2018 and 2017, the Company recorded zero income tax expense. No tax benefit has been recorded in relation to the pre-tax loss due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are attributable to the following:
	Year Ended
	February 28, 2018	February 28, 2017
Federal income tax rate	32%	34%
State income tax (net of federal benefit)	10%	15%
Change in fair values of warrant and option liabilities	5%	35%
Loss on extinguishment of debt	0%	(16)%
Stock options	0%	(5)%
Other permanent differences and adjustments	1%	(1)%
Impact of tax law change	(104)%	0%
Change in valuation allowance	56%	(62)%
Provision for income tax	0%	0%

The deferred tax assets and liabilities are summarized as follows:
	February 28, 2018	February 28, 2017
Accrued compensation	$89,731	$70,354
Accrued interest	-	6,674
Net operating loss carryovers	5,789,653	7,257,930
Research and development credit carryovers	298,012	253,125
Capital loss carryovers	11,607	16,663
Deferred rent	13,872	-
Stock compensation	1,143,750	1,537,117
Total gross deferred tax assets	7,346,625	9,141,863
Depreciation	(59,313)	(90,655)

Less: Valuation allowance	(7,287,312)	(9,051,208)
Net deferred tax asset	$-	$-

The Tax Cuts and Jobs Act (the "Act") was enacted in December 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 34 percent to 21 percent and eliminates the alternative minimum tax for corporations. The reduction of the corporate tax rate resulted in a decrease of the Company’s net deferred tax assets of approximately $3.3 million, and a corresponding decrease of the valuation allowance. The accounting for the effects of the Act is complete as of February 28, 2018.

In assessing the realization of deferred tax assets, management determines whether it is more likely than not some, or all, of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period as well as the period in which temporary differences become deductible. Management considers the reversal of taxable temporary differences, projected taxable income and tax planning strategies in making this assessment. Based upon historical losses and the possibility of continued losses over the periods that temporary differences are deductible, management believes it is not more likely than not that the Company will realize the benefits of the deferred tax assets. Thus, a valuation allowance was recorded against the entire net deferred tax asset balance. The valuation allowance (decreased) / increased by approximately $(1.8) million and $1.8 million during the years ended February 28, 2018 and 2017, respectively. The decrease in the valuation allowance during the year ended February 28, 2018 was mainly due to a change in the corporate income tax rate per the Act. The increase in the valuation allowance during the year ended February 28, 2017 was mainly due to an increase of the net operating loss carryforward and other deferred tax assets.

At February 28, 2018, the cumulative federal and state net operating loss carryforwards are approximately $21.7 million and $19.3 million, respectively, and will expire between 2029 and 2037. At February 28, 2018, the Company has research and development credit carryforwards of approximately $0.3 million that will begin expiring in 2033.

The amount of net operating loss carryforwards that a company may use in a given year may be limited in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the Internal Revenue Code. The Company has not performed a detailed analysis to determine whether an ownership change has occurred. Such a change of ownership could limit the Company’s utilization of the net operating losses and could be triggered by subsequent sales of securities by the Company or its stockholders.

The Company records interest and penalties related to unrecognized tax benefits within income tax expense.  The Company had not accrued any interest or penalties related to unrecognized benefits.  No amounts were provided for unrecognized tax benefits attributable to uncertain tax positions as of February 28, 2018 and 2017. The Company is no longer subject to Federal income tax assessments for years prior to 2014.  However, since the Company has incurred net operating losses every year since inception, all of its income tax returns are subject to examination and adjustments by the tax authorities for at least three years following the year in which the tax attributes are utilized.

NOTE 13 – LICENSE AGREEMENT WITH ASET THERAPEUTICS, LLC

On August 31, 2016, the Company and ASET Therapeutics, LLC (“ASET”) entered into a mutual release of claims with respect to the termination of the Memorandum of Understanding dated July 14, 2014, as amended, the License and Development and Commercialization Agreement dated November 25, 2014 and all other related documents and agreements.

The Company assessed the collectability of its notes receivable in connection with two past due promissory notes of ASET in the aggregate principal amount of $125,000 held by the Company (the “ASET Notes”). The Company determined that the probability of repayment of the ASET Notes had decreased significantly and were to be written off. In August 2016, the Company entered into a sale and assignment agreement with a non-affiliated shareholder, whereby the Company sold the ASET Notes for gross proceeds of $12,500. The Company recorded a loss on sale of notes receivable of $112,500 during the year ended February 28, 2017.

NOTE 14 – SUBSEQUENT EVENTS

Non-Convertible Promissory Bridge Note Private Placement and Exchange

On March 30, 2018, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with a number of institutional and accredited investors (collectively, the “Purchasers”), pursuant to which the Company sold in a private placement (the “Private Placement”), (i) senior non-convertible promissory bridge notes in the aggregate principal amount of $2,084,028 (the “Senior Notes”), (ii) junior non-convertible promissory bridge notes in the aggregate principal amount of $1,294,900 (the “Junior Notes” and, together with the Senior Notes, the “Notes”), and (iii) warrants (the “Note Warrants”) exercisable to purchase ten thousand (10,000) shares of the Common Stock per share, for each $100,000 principal amount of Notes issued on a pro rata basis, at an exercise price equal to $2.00 per share, for a term of five (5) years.

Pursuant to an exchange agreement dated March 30, 2018 (the “Exchange Agreement”), the existing holder of the outstanding Promissory Note as referenced in Note 7, exchanged the Promissory Note (the “Promissory Note Exchange”) for a Senior Note with a principal amount of $834,027 and 83,403 Note Warrants pursuant to the Note Purchase Agreement. Further, the Company repaid $300,000 of the outstanding balance of the Promissory Note concurrent with the closing. Additionally, pursuant to the Exchange Agreement, the holder of (i) all issued and outstanding shares of Series B Preferred and (ii) certain warrants to purchase 91,000 shares of Common Stock at an exercise price of $10.50 per share (the “Series A Warrants”), originally issued by the Company in the Series B private placement on December 31, 2014, exchanged the Series B Preferred and the Series A Warrants (the “Series B Exchange” and, together with the Promissory Note Exchange, the “Exchange”) for a Junior Note with a principal amount of $1,294,900 and 129,490 Note Warrants pursuant to the Note Purchase Agreement.

The Notes mature on September 30, 2018, accrue interest at a rate of ten percent (10%) per annum and may not be prepaid by the Company prior to the maturity without the consent of the holder.  The principal amount plus all accrued and unpaid interest thereon shall automatically exchange (the “Automatic Exchange”), without any action of the holder, into such number of fully paid and non-assessable securities (e.g. shares and warrants) to be issued in a Qualified Offering. “Qualified Offering” means one or a series of offerings of equity or equity-linked securities resulting in aggregate gross proceeds of at least $6,628,927 to the Company, including the Automatic Exchange of the Notes into the Qualified Offering.

The Senior Note and the Junior Note are in substantially similar form, provided, however, that the Senior Note shall rank senior to the Junior Note with respect to payment. The Notes shall rank senior to all future indebtedness of the Company and to the Company’s issued and outstanding equity securities, except as otherwise required by applicable law.

Pursuant to the closing of the Private Placement and Exchange, the Company issued (i) Senior Notes in the aggregate principal amount of approximately $2,084,028, including $834,027 from the Promissory Note Exchange, (ii) Junior Notes in the aggregate principal amount of approximately $1,294,900 solely pursuant to the Series B Exchange, and (iii) an aggregate of 337,893 Note Warrants for an aggregate purchase price of approximately $3,378,928, including the Exchange.

After deducting placement agent fees and other offering expenses, the Company received net proceeds of approximately $1.13 million prior to the repayment of $300,000 of the Promissory Note. Additionally, the Company issued an aggregate of 86,957 placement agent warrants with a term of five years, an exercise price equal to $1.27 per share, and a cashless exercise provision.

Pursuant to the Exchange, the Promissory Note and the Series B Preferred stock have been cancelled and are no longer outstanding.